Form 10KSB
period 1996-12-31
NHANCEMENT TECHNOLOGIES INC
filed 1997-04-15
CIK 1025985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ------------------------------

                                  FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
  For the transition period from ____________________ to ____________________


                       COMMISSION FILE NUMBER 0-21999

                       ------------------------------

                        NHANCEMENT TECHNOLOGIES INC.
               (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          DELAWARE                                    84-1360852
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                         1746 COLE BOULEVARD, SUITE 265
                            GOLDEN, COLORADO  80401
                    (Address of principal executive offices)

                                 (303)271-0505
                          (Issuer's telephone number)

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                                      NONE

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share
                                (Title of class)

                       ------------------------------

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      No  X
                                  ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         For the fiscal year ended December 31, 1996, the issuer's revenues totaled $0.8 million, and pro forma revenues giving effect to the merger with Voice Plus, Inc. totaled $9.6 million.

         As of April 10, 1997, the aggregate market value of the voting stock of NHancement Technologies Inc. held by non-affiliates was approximately $12,571,484, based upon the closing bid price for such common stock on such date in The Nasdaq Stock Market SmallCap System, of $3.875 per share.

         As of April 10, 1997, there were 4,228,440 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one)
Yes        No   X
    -----     -----
================================================================================

                          NHANCEMENT TECHNOLOGIES INC.

                              TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
                                                          PART I

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.          Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 4.          Submission of Matters to Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . .  11

                                                         PART II

Item 5.          Market for Common Equity and Related Shareholder Matters . . . . . . . . . . . . . . . . . . . . . .  11

Item 6.          Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . .  13

Item 7.          Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 8.          Changes In and Disagreements With Accountants On Accounting and Financial Disclosure . . . . . . . .  16

                                                         PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                 Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 10.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 11.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . .  21

Item 12.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 13.         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                     PART I

ITEM 1.  BUSINESS

         The following contains forward-looking statements regarding future events or the future financial performance of NHancement Technologies Inc. ("NHancement" or the "Company") that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Item 1 under "Strategy," "Marketing," "Products and Services -- The FACTOR 1000(R) System -- Future Applications" and "Competition," as well as in Item 6 hereof and elsewhere in this report. This report includes certain trademarks of NHancement and other companies.

OVERVIEW

         NHancement Technologies Inc. (the "Company") is a leading voice processing systems integrator that also offers a proprietary computerized testing system for measuring human sensorimotor skills to determine an individual's performance readiness and fitness to perform. The Company combines the businesses of Voice Plus, Inc., a California corporation ("VPI"), a national provider of voice processing systems that furnishes businesses with advanced multimedia and voice processing solutions based on integrating voice processing systems with various PBXs and computers, and BioFactors, Inc., a Delaware corporation ("BFI"), a development stage company, that offers the FACTOR 1000 system, a proprietary computerized impairment testing system. VPI and BFI both provide stand-alone and LAN-based systems utilizing the Intel(TM) computer platform. VPI derives its revenues from the sale and installation of various communications systems products such as voice messaging, facsimile messaging, voice response systems and electronic messaging. VPI also generates revenues from recurring fees under annual maintenance service contracts. BFI derives its revenues from recurring annual usage fees for its FACTOR 1000 system and from licensing the system.

         The Company was incorporated in October 1996 to pursue an emerging business opportunity created by the continuing changes in telecommunications and an increased corporate emphasis on workplace productivity and security. The Company combines the proven marketing, distribution and service capabilities of VPI with the experienced product and business development skills of BFI management.

         In February 1997, the Company consummated the initial public offering of its securities (the "IPO"). Immediately prior to the consummation of the IPO, two merger transactions were completed whereby BFI and VPI each became wholly owned subsidiaries of the Company. The Company's letter of intent to acquire C.C. & Associates ("CCA"), a security systems and services provider, expired by its terms on March 31, 1997. The letter of intent and the proposed acquisition of CCA were described in the Company's Prospectus dated January 30, 1997. The Company is evaluating whether to go forward with the CCA acquisition in light of other business opportunities.

         The business of the Company is conducted by its two operating company subsidiaries, BFI and VPI. The Company's principal corporate office is located at 1746 Cole Boulevard, Suite 265, Golden, Colorado 80401, and its telephone number is 303-271-0505.

STRATEGY

         The Company intends to leverage its position as a leading provider of voice processing systems to become a diversified provider of a full range of productivity and security enhancement products and services. The specific elements of the Company's strategy to achieve this objective are as follows:

         Capitalize and expand on VPI's existing sales and support infrastructure and systems integration capabilities to market VPI's existing products and BFI's FACTOR 1000 system

         The Company's strategy is to fully utilize the combined management, product development, systems integration and national marketing and distribution capabilities of BFI and VPI. Initially, the Company will address productivity from the standpoint of enhancing communications capability, increasing workers' productivity and reducing workplace injuries. The Company will cross-market the FACTOR 1000 system through the VPI sales force to expand the installed base of the FACTOR 1000 system. The Company believes that, by utilizing VPI's sales force and installed base of over 1,000 client organizations, the Company will be positioned better to exploit the full potential of the FACTOR 1000 product as an impairment testing methodology and a strategic corporate communications tool for reaching the blue collar workforce. BFI will utilize VPI's national sales and support infrastructure to market FACTOR 1000. VPI has national sales and marketing presences in major markets geared to sell telecommunications products and services across the United States, including the San Francisco Bay Area, Seattle, Chicago, Boston, New York, Phoenix and Dallas. VPI intends to expand its sales and support system into additional major U.S. markets through acquisitions or otherwise. Target markets include Denver, St. Louis, Salt Lake City and Atlanta. Currently, no such acquisitions are pending or probable. In October 1996, VPI entered into an agreement to purchase, and assumed control of, the assets of Phonetics, Inc., a Texas-based value-added voice-processing dealer and computer-telephony systems integrator serving the southwestern United States. The acquisition was consummated in February 1997.

         There can be no assurance that the Company's plan to rely upon VPI's experienced sales force to increase sales of the FACTOR 1000 system will be successful, as VPI has no experience in selling the FACTOR 1000 system. Also, while VPI's sales force may be successful in increasing sales of the FACTOR 1000 system, there can be no assurance that such sales will generate profits for the Company. If the VPI sales force is not successful in increasing sales of the FACTOR 1000 system, the Company would have to recruit, hire and train a new sales force. The Company may not have sufficient cash to complete market development of the system.

         Exploit a growing trend towards unified networks by providing various solution-based stand-alone and LAN systems and applications

         The Company believes that, when implementing any new system or technology, businesses seek to maximize the use of current resources and facilities. As a result, previously disparate electronic systems are being integrated to operate on a unified network. For example, networked electronic security systems that provide access control and monitoring within a premise or over a wide geographic area were developed following the demand by corporations that the installation of new security systems utilize existing communications networks. Further, the continuing trend towards outsourcing of services in an environment of increased technological complexities requires vendors to be highly skilled in integrating telephony technology with LAN and WAN systems. The Company's goal is to provide integrated productivity and security systems that achieve these goals. Management believes that VPI's voice processing integration capabilities, BFI's proprietary FACTOR 1000 impairment testing system and potential worker communications capability, together with the security products and services the Company anticipates providing, will offer solutions to meet the productivity and security needs of corporations.

         Expand sales of the FACTOR 1000 system by customizing the FACTOR 1000 system to meet the needs of specific industries such as transportation, manufacturing and the military

         The Company intends to customize the testing device and graphical user interface of the FACTOR 1000 system to incorporate the specific job characteristics of certain industries (e.g., testing devices configured as a steering wheel for truck drivers and with various interfaces for manufacturing operations). In addition to expanding the sales of the FACTOR 1000 system in the transportation and manufacturing industries, the Company intends to explore the potential for FACTOR 1000 system applications in the military. The ability to deploy troops quickly and effectively is a function of effective training, measured in terms of personnel fitness to perform or undergo training, which can be monitored through the use of the FACTOR 1000 system.

         The Company's business success will depend in part upon its ability to market, manufacture and license the FACTOR 1000 system. The market for the system is not yet established, and it is unknown whether demand for the system will meet the Company's expectations. The FACTOR 1000 impairment testing system has been subjected to commercial trials for less than three years and is in use for beta testing at only five commercial locations. Although management believes that at least $500,000 is needed for product and market development of the FACTOR 1000 system, there can be no assurance that the Company's cash outlays and development efforts will result in market acceptance of the system. Development of the FACTOR 1000 system could require significantly more funds than the Company anticipates, particularly if a separate sales force is required. The Company may not have sufficient cash to complete product development of the system.

         Moreover, while the FACTOR 1000 impairment testing system has not met with legal challenge to date, there can be no assurance that use of the FACTOR 1000 system will not be legally challenged or that future legal decisions will not restrict or prohibit an employer's use of the FACTOR 1000 system. If the use of the FACTOR 1000 system were legally restricted or prohibited, the Company would be materially adversely affected.

         Exploit the need for worldwide WAN capabilities to meet the growing demands from business globalization

         The Company has targeted the need for integrated global security systems and telecommunications systems integration capabilities. With multiple synchronized manufacturing sites across continents, operations increasingly are in real time, and security and communications must be conducted in real time. The Company intends to provide communications and security products and services on a global basis by exploiting, among other things, management contacts in Singapore, Indonesia, Hong Kong, Malaysia and Taiwan.

         Acquire complementary businesses and products

         The Company seeks to acquire additional businesses that will expand its geographic coverage or provide complementary products and services in the areas of productivity and security. In particular, the Company intends to expand its product portfolio while maximizing its organizational strength and expertise in marketing and systems integration. The Company believes that productivity and security must be addressed in tandem, as methods for increasing productivity that do not address the corresponding potential for increased liability and asset loss will result in reduced benefits. The Company intends to enter the security business through future acquisitions.

         Acquisitions may involve a number of special risks, including adverse short-term effects on the Company's operating results, diversion of management's attention from the operations of the Company, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial performance. Successfully integrating the operations of additional companies into those of the Company will require the cooperative efforts of the managers and employees of the respective business entities, including the integration of the owners or managers of smaller companies into roles that require them to report to supervisors. Significant costs and management time may be required to integrate management control systems. Furthermore, to manage its growth effectively, the Company must continue to improve its operational, financial and management controls and information systems, to accurately forecast sales demand, to control its overhead and to manage its marketing programs. There can be no assurance of accomplishing these results without encountering substantial costs, delays or other problems. If management fails to establish the needed controls and to manage the expected growth effectively, the Company's operating results and financial condition would be adversely affected.

         The Company has no plans, agreements, understandings or arrangements with respect to any future acquisition. The Company does not intend to submit a proposed acquisition or other business transaction to the review and vote of its stockholders, except as required by Delaware law. Even if submitted to a vote of stockholders, the Company's management owns a substantial portion of the Company's outstanding voting securities and may be able to control the outcome of any such proposal. The Company's growth strategy is highly dependent on the Company's ability to make future acquisitions.


         License FACTOR 1000 technology for use in other areas

         The Company has licensed its proprietary FACTOR 1000 technology for use by professional sports teams in baseball, basketball and hockey to SportsTrac, Inc. (formerly, Bogart Associates International, Inc.) ("SportsTrac"), and intends to pursue other licensing arrangements in areas unrelated to the Company's core business, such as physical therapy. The Company believes that licensing will increase public awareness of the FACTOR 1000 technology as a non- invasive tool for measuring sensorimotor skills and detecting fatigue and other impairment in the workplace and in other environments. To date, BFI has had limited success in licensing the FACTOR 1000 technology. There can be no assurance that future licensing efforts will be successful.

THE COMPANY'S BUSINESSES

         The Company's current businesses include voice processing and multimedia messaging and impairment testing.

The Voice Processing and Multimedia Messaging Business

         Voice messaging systems, at a minimum, perform the functions of the telephone operator directing incoming calls and recording messages. Increasingly, these systems have evolved to provide more complex functions, such as voice processing or interactive voice response, which enable users to conduct self-inquiry of electronic databases. These innovations have resulted from the need to increase productivity. Voice processing enables a corporation to increase productivity by enhancing corporate communications.

         Electronic messaging systems are now commonly accepted and widely used in offices throughout the U.S. The growth of electronic mail, or "e-mail," has transcended private corporate networks and crossed public boundaries connecting users worldwide through a communications medium commonly referred to as the "World Wide Web." Despite these advances in corporate communications, the factory worker is still largely excluded. Management believes that the use of the FACTOR 1000 system for impairment testing provides the basis to extend e-mail and voice messaging to the blue-collar worker.

The Impairment Testing Business

         Management believes that corporations are seeking to increase human productivity, and that to do so, corporations must provide both physical integrity in performance capability and physical protection. The Company provides systems that can be used to enhance productivity by identifying and preventing impaired individuals from performing quality or safety sensitive tasks, thereby increasing the quality of work performed, reducing errors, avoiding accidents and enhancing workplace security. The Company has developed the FACTOR 1000 system for routinely screening employees for fitness-for-work prior to the performance of their jobs. The FACTOR 1000 system is a hand-eye coordination measurement system that runs on an IBM-compatible personal computer platform. The test is performed by the employee, without supervision, and is administered in less than one minute.

MARKETING

         VPI has an established marketing and distribution infrastructure for its voice processing and electronic messaging products, which will be extended to include the FACTOR 1000 system and other new products. VPI has marketing personnel, a technical assistance center (including customer service representatives, system engineers and senior level field technicians) and a nationwide network of service/support dealers to provide its customers with personalized attention, flexibility, responsiveness and accountability. The Company recently has introduced the FACTOR 1000 product to the VPI sales organization.

         VPI markets its products and services primarily through focused telemarketing and calls to prospective customers in specific emerging growth markets (including the paging and cellular operator markets), participation in trade shows, acquisition of data bases and inclusion of its products and services on bidders' lists. VPI maintains a strict sales and marketing discipline that focuses on pre-sale analysis of its customers' needs and the rate-of-return potential of specific sales opportunities to determine whether they justify the investment of time and effort of VPI's sales and marketing organization. Typically, VPI will only pursue sales opportunities over $100,000 where the value added by VPI's products and services provides significant benefits for the customer. VPI also participates in competitive bidding for government agency work. In evaluating a prospective sales situation, VPI also considers the lead time to revenue, the complexities of the customer's requirements and its ability to satisfy the customer and provide it with the necessary support.

         VPI currently sells and supports voice processing systems throughout the United States and its territories. VPI has sales and/or support offices in the San Francisco Bay Area, Seattle, Boston, New York, Phoenix and Dallas.
BFI conducts its sales and support services from Denver.

PRODUCTS AND SERVICES

         Voice Processing and Electronic Messaging

         VPI is a systems integrator and national distributor of voice processing equipment from several manufacturers, which equipment enables users to access and interact with a broad range of information in a variety of formats (including voice, text, data and facsimile) from a variety of terminals (including touch-tone telephones and personal computers). Applications such as voice messaging, fax store-and-forward, and interactive voice response are integrated on VPI's communications server, which is based on industry-standard hardware and software.

         VPI offers a broad range of products that supports a number of enterprise applications such as voice messaging, text messaging, LAN messaging and interactive voice response or self-inquiry systems.

                 Telephone Answering. This application is an early evolution of voice messaging systems whereby messages are recorded when a telephone is either busy or left unanswered.

                 Voice Messaging. Voice messaging is the first true communications application that generally is offered by most voice processing equipment vendors, including Centigram Communications Corporation ("Centigram"), Octel Communications Corporation, and Comverse Technology, Inc. Instead of merely recording a message, the application enables a user to send, receive, store and forward voice messages, on or off the system, while control is effected via the keypad of a touchtone telephone. In some cases, such as with Centigram's One View(TM) product, a user can access and generate voice messages via a computer. Most vendors also offer the capability of message notification and other more advanced features such as "message receipt" whereby a sender of a voice message on the system can obtain verification that a message was received and the time of such receipt. Each vendor tends to have different user protocols and keypad definitions that determine the ease of use of the system.

                 Automated Attendant. This application is an early adaptation for messaging systems whereby the system answers an incoming call and allows callers to direct their calls to various telephone extensions without human operator intervention.

                 Paging. Voice processing systems today generally have incorporated a paging capability. A page is triggered upon receipt and storage of a voice message. The person paged can complete the communications process by retrieving the voice message via a touchtone telephone.

                 Audiotext. An early application of voice processing systems is audiotext, which provides callers access to recorded voice announcements such as weather reports and stock quotes.

                 Facsimile Messaging. A number of manufacturers have added facsimile capabilities to their voice processing systems. Some have added the capability through external peripherals, while others, such as Centigram, have integrated the feature directly, providing a multimedia capability that allows mixing of voice and facsimile messages. The ease of use and functionality of the facsimile features, such as the ability to broadcast or forward a facsimile, differ from manufacturer to manufacturer.

                 Voice Response. Self-inquiry systems became popular with familiar use of automated teller machines ("ATM"), which allow customers to make routine inquiry of their account balances and conduct certain transactions. Voice response systems provide telephone access to electronic databases to enable users to obtain information, as well as supply information to the system, via a voice recording or commands via the telephone keypad.

                 Electronic Messaging. Electronic messaging has grown from simple text messaging to include delivery of graphic information. E-mail now has greater geographic coverage effected through private networks (both LANs and WANs) and public networks such as the World Wide Web.

                 LAN Integration and Networking. The need for group interaction has propelled the growth of LAN electronic messaging and the need for localized group voice messaging through the desktop computer, whereby voice and text messaging are integrated and available for access simultaneously. Certain manufacturers, such as Centigram and CallWare Technologies, Inc., have combined such access capability through the LAN. Networking capability is an important manufacturer differentiator in terms of connectivity and voice quality. Electronic messages, which are stored and transmitted in digital format, preserve the integrity of the information transmitted no matter the frequency of storing and forwarding of the message. Voice messages, like facsimiles, undergo severe information degradation depending on the mode of transmission and storage. A facsimile that undergoes multiple scanning deteriorates in legibility as each scan reduces the quality of image capture. Similarly, voice messages that undergo multiple analog to digital and then digital to analog conversions may become unintelligible. Networking that converts a voice message digitally only one time at the time of storage, such as the technology Centigram employs, provides high quality reproduction.

                 Services. VPI offers comprehensive service and support, including project coordination, system engineering and integration, application development, implementation, technical training, and on-going service and support services. VPI supports its customers with certified technicians, maintains a large spare parts inventory and attempts to resolve problems accurately and expeditiously. VPI offers a variety of maintenance programs that can be customized to address the diverse needs of its customers, including (i) a comprehensive maintenance program, offering service 24 hours per day, seven days a week; (ii) a standard maintenance program offering service and support during principal periods of maintenance; and (iii) a parts and telephone maintenance program, providing support for more technically advanced customers.

         The FACTOR 1000 System

         Impairment Testing. The Company's FACTOR 1000 impairment testing system is based upon the Critical Tracking Task/Test ("CTT") technology, a product of research conducted by Systems Technology, Inc. ("STI") for the U.S. military in the late 1950's on pilot control of unstable aircraft. The CTT technology has become the accepted standard for assessing human sensorimotor performance. Continuing studies performed in the 1970's, 1980's and 1990's used the CTT technology as the yardstick to assess the effects on performance caused by drugs, alcohol, fatigue and stress. In 1988, the CTT technology was licensed exclusively to BFI pursuant to a license agreement from STI, with a term extendable to November 24, 2008. Under the terms of the license, STI is allowed to use the CTT technology for research purposes, but routine use of the technology would require STI to pay license fees to BFI. See "--Intellectual Property" for the material terms of the CTT license.

         BFI has invested several million dollars and many staff-years to commercialize the CTT technology as the FACTOR 1000 system. In the FACTOR 1000 system, the CTT technology has been enhanced significantly to (i) operate seamlessly on networked computer systems to afford placement of tracking stations at key customer defined locations throughout the workplace; (ii) provide security-controlled, versatile management reports, and (iii) detect non-compliant employee performance. BFI began beta testing on the FACTOR 1000 system in 1990 and began limited marketing in January 1994 to companies with employees in safety sensitive jobs, particularly vehicle and machinery operators in the trucking, manufacturing, paramedic, school bus and ski industries. The system is in regular use for beta testing at five commercial locations.

         Future Applications. The Company believes that the design and underlying technology of the FACTOR 1000 system provides a basis for expanding use of the FACTOR 1000 system for applications beyond impairment testing in the industrial environment. Management believes that the FACTOR 1000 system terminals could be utilized as limited communications devices to send electronic messages to blue collar workers as they log on at the terminal. However, labor unions generally have resisted any form of employee testing.
BFI has experienced labor union resistance to the FACTOR 1000 system, and, in several instances, labor unions have prevented implementation of the FACTOR 1000 system. Similar resistance from other employee groups also may arise.

         The FACTOR 1000 system also could be integrated into an overall security system in high security facilities such as nuclear power plants and military missile bases. The self-referencing design of the FACTOR 1000 system that compares an individual's performance to his or her own baseline performance may be usable to identify that individual, providing another level of security screening. The Company also believes that the FACTOR 1000 system potentially could be integrated into commercial vehicles as interlock devices, disallowing operation of the vehicle unless the driver successfully completes an impairment test.

PRINCIPAL SUPPLIERS

         VPI's business is based upon the integration of hardware and software telecommunications and data processing equipment manufactured by others into integrated systems designed to meet the needs of its customers. Although VPI has distributor agreements with a number of equipment manufacturers, substantially all of its revenue is based upon products manufactured by
Centigram.   See "-- Products and Services."  Any termination or adverse change in the Company's distributor relationship with Centigram would have a material adverse impact upon the Company's voice processing business. In addition, the Company depends upon Centigram to offer products that are competitive with products offered by other manufacturers as to technological advancement, reliability and price. If Centigram's competitors should surpass Centigram in any of these qualities, the Company may be required to establish alternative strategic relationships. Any such development would adversely affect the Company's business for an indeterminate period of time until new supplier relationships could be established.

         Pursuant to the Authorized U.S. Distributor Agreement, dated as of April 16, 1996 (the "Distributor Agreement"), between Centigram and VPI; VPI is an independent distributor of Centigram products in the U.S., Puerto Rico and Canada and may expand this territory into international locations with written authorization from Centigram. Under the Distributor Agreement, VPI must purchase a certain number of products each quarter from Centigram. During each of the nine years that this distributor relationship has existed, VPI has exceeded its quotas by significant amounts. The Distributor Agreement expires on December 31, 1997, but is renewable automatically for successive two-year terms until cancelled by either party upon 90 days' notice. The Distributor Agreement may be terminated for cause in the event (i) VPI defaults in the payment of any amount due Centigram, and such default continues unremedied for a period of 60 days after written notice of default; (ii) VPI breaches certain provisions of the Distributor Agreement concerning the proprietary rights of Centigram; (iii) VPI is acquired by a business entity that provides products or services in direct competition with Centigram's products, and in Centigram's judgment, such acquisition represents a conflict of interest; (iv) VPI fails to perform any obligation under the Distributor Agreement and such failure continues for a period of 20 days after written notice; (v) VPI fails to purchase any Centigram assigned quota for a period of two consecutive quarters; or (vi) VPI sells a Centigram product outside VPI's designated territory. In addition, the Distributor Agreement terminates automatically if VPI becomes insolvent, makes an assignment for the benefit of its creditors or if bankruptcy proceedings are commenced by, for or against VPI. Any controversy or claim related to the Distributor Agreement must be submitted to final and binding arbitration to be held in San Jose, California, according to the rules of the American Arbitration Association.

         VPI has distributor agreements with a number of equipment manufacturers in addition to Centigram. In accordance with the terms of distributor agreements, a manufacturer may discontinue the distributor relationship because of factors related to a particular distributor or because of a manufacturer's decision to change its method of distributing its products to all or parts of its markets. In making such a change, a manufacturer of key products sold by a distributor may effectively become a direct competitor of its former distributor. Moreover, a manufacturer may reduce its dealer discounts, eliminate exclusive distribution rights, reduce the manufacturer's support of a distributor or otherwise adversely affect the competitive environment in which the distributor sells the manufacturer's products. Any material change in VPI's distributor relationships with its key suppliers, or any interruption of the delivery of equipment to VPI by any of its key suppliers, would have a material adverse effect upon the Company.

INTELLECTUAL PROPERTY

         BFI holds an exclusive worldwide license to market the FACTOR 1000 system until 2008. The patent and copyrights on the CTT technology, a critical component of the FACTOR 1000 system, are held by STI. Under the CTT license, the CTT technology is escrowed, and the escrow agent is instructed that, in the event STI is acquired, merged or its principal assets acquired, the CTT technology will be delivered to BFI unless the successor-in-interest agrees in writing to be bound by all obligations undertaken by STI pursuant to the CTT license. The CTT license provides that STI may use the FACTOR 1000 technology for research purposes, but any routine use would require payment of fees to BFI. If either party fails to fulfill its obligations under the CTT license, the other party may terminate the CTT license by giving 60 days' written notice of termination, and the CTT license will be terminated unless such obligations are fulfilled during such 60-day period. In addition, in the event of any adjudication of bankruptcy, appointment of a receiver, assignment for the benefit of creditors or levy of execution directly involving BFI, STI may terminate the CTT license by giving five days' written notice.

         The CTT license requires BFI to make quarterly royalty payments to STI of 8.5% of revenues directly related to CTT-based impairment testing of employees. In addition to end-user licensing, the CTT license permits BFI to sublicense the CTT technology; provided that the sublicense agreement requires an initial payment to BFI of at least $250,000 and an on-going royalty payment of 8.5% of revenues. BFI must make payments to STI on such sublicensing arrangements as follows: (i) a royalty payment of 8.5% on $250,000 of the initial sublicense fee plus 50% of any initial fee in excess of $250,000; and
(ii) a royalty payment of 50% of the sublicense royalties received, which amount must be at least 4.25% of the gross contract revenue. The agreement also includes a minimum aggregate payment to STI of $150,000 over each three-year period (which amount may include fees paid to STI for consulting services), beginning with the three-year period commencing on January 1, 1997.

         The Company has granted an exclusive license of sports-related and sports entertainment applications of the FACTOR 1000 system (and sublicense of
the CTT technology) to SportsTrac for the term of the CTT license.   The
Company collected a $1,000,000 initial fee from SportsTrac and in 1996 paid to STI a royalty of $42,500 on the $500,000 portion of the initial fee subject to the STI royalty. To date, SportsTrac has sold only one system. As a result, the Company has collected only $850 (in the first quarter of 1997) in on-going royalties from SportsTrac, and the Company has not forecasted significant revenue from any such on-going royalties in the future.

         The Company's right is totally dependent on maintenance of its CTT license and is dependent on STI for product validation and expert witness testimony of STI's principals regarding aerospace and vehicle performance dynamics and stability and human operator dynamic response. Although the Company is currently in compliance with the payment and other terms of its license agreement with STI, the Company previously has been delinquent in its payments and certain reporting obligations. The failure to pay future royalty payments or otherwise to perform its obligations under the license agreement, including failure to market the product, could result in loss of the license from STI, which would have a material adverse effect upon the Company.

         The Company's success depends, in part, on its intellectual property rights. The Company intends to protect vigorously the CTT software, the FACTOR 1000 technology and the Company's other intellectual property against infringement or misappropriation by others through a combination of copyright, trade secret and trademark law, licensing, confidentiality agreements with certain customers, suppliers and employees, and other security measures. There can be no assurance, however, that steps taken by the Company will prevent misappropriation of its intellectual property or that competitors will not develop products similar to the FACTOR 1000 system. Protection of the CTT software owned by STI requires the active participation of STI in such efforts. There can be no assurance that STI will cooperate with the Company regarding such matters. Further, the enforcement of proprietary rights of the Company through litigation could result in costs to the Company that could have a material adverse effect on its financial condition. In addition, although the Company believes that the CTT software, the FACTOR 1000 technology and the Company's other intellectual property do not infringe on the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims will not be asserted against the Company in the future. An adverse determination or the costs of defending litigation based on such claims would have a material adverse effect on the Company's business and financial condition.

         The Company currently has two federally registered trademarks -- FACTOR 1000(R) and PERFORMANCE FACTORS(R) -- and has several federal trademark applications. No assurance can be given that federal registration will be awarded based on the applications made.

GOVERNMENTAL REGULATION

         The Telecommunications Act of 1996 eliminated government mandated barriers between local and long distance calling, cable television, broadcasting and wireless service. Consequently, local telephone companies, the traditional long distance carriers and cable television companies may now enter any of these markets to provide both local telephone and long distance service, as well as television programming. Such increased competition likely will change the infrastructure for implementing communications applications, such as voice and electronic messaging.

INSURANCE

         The Company currently maintains director and officer liability insurance of $3,000,000 per occurrence, $3,000,000 in the aggregate, general liability insurance of $1,000,000 per occurrence, $2,000,000 in the aggregate, a general liability umbrella policy with a $5,000,000 limit, and products liability insurance of $2,000,000 per occurrence, $2,000,000 in the aggregate. There can be no assurance, however, that the Company will be able to secure increased coverage if needed or that any insurance policy will provide adequate protection against successful claims. A successful claim brought against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

         The Company has purchased a key man insurance policy in the amount of $1 million on the life of Esmond T. Goei, the Company's Chairman, President and Chief Executive Officer, which names the Company as the sole beneficiary. The Company intends to purchase additional key man insurance policies on other key employees. There can be no assurance that the Company will be able to obtain key man insurance policies on such individuals at an acceptable cost. The loss of the services of any of these persons would have a material adverse effect on the Company.

EMPLOYEES

         As of March 31, 1997, the Company employed a total of 45 employees, all but two of whom are employed on a full-time basis. The Company has never had a work stoppage and no employee is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION

         Voice Processing

         The voice processing market, one of the fastest growing segments of the telecommunications industry, is highly competitive. The Company believes that competition within this industry will intensify with the introduction of new product enhancements and new competitors. VPI competes with a number of larger integrated companies that provide competitive voice processing products and services as subsets of larger product offerings, including all the former regional Bell companies and major PBX equipment manufacturers, such as Fujitsu Limited and Lucent Technologies Inc. ("Lucent"), formerly a division of AT&T. These integrated public company competitors are substantially larger and may encroach on the company's voice processing equipment and service market. Additionally, in the customer premise equipment markets, VPI competes with two types of equipment companies: (i) interconnects (PBX providers), including Lucent, Northern Telecom Limited, Fujitsu Limited and NEC Corporation, and (ii) independent voice processing manufacturers, such as Octel Communications Corporation, Digital Sound Corp., Active Voice Corp., Applied Voice Technology, Inc., Glenayre Technologies, Inc. and Comverse Technology, Inc. Glenayre Technologies, Inc. and Comverse Technology, Inc., among others, also compete with the Company in the service provider market. Many of the Company's competitors in the voice processing field have better name recognition in the market, a larger installed base of customers and greater financial, marketing and technical resources than the Company.

         VPI believes that its attention to customer service, as well as to the customer's technical requirements, has resulted in success in competing and winning sales bids against its much larger competitors. VPI provides detailed information and support to its customers beginning at the point of sale and continuing through the implementation period and ongoing service. Depending on the terms of the maintenance contract purchased, the Company provides assistance for its customers up to 24 hours per day, 365 days a year. The Company provides extensive training for its employees in products, installation, system design and support in order to assist customers in selecting the right equipment and to provide the quality of service that is demanded. VPI's technical capabilities and expertise are enhanced by its experienced technical personnel. VPI's junior field technicians generally have at least two years of field experience with the particular equipment being installed, and senior technicians have about eight years of field experience. This level of experience is significantly more than that offered by many of VPI's larger competitors and is often a deciding factor in a customer's purchase decision. VPI believes it has a very loyal customer base founded on satisfaction with its service capabilities and active account management.

         Customer Premise Equipment. In the CPE markets, VPI competes with two types of companies: interconnects (PBX providers), including Lucent, Northern Telecom Limited, Fujitsu Limited and NEC Corporation, and independent voice processing manufacturers, such as Octel Communications Corporation, Glenayre Technologies, Inc., Digital Sound Corp., Active Voice Corp. and Applied Voice Technology, Inc.

         PBX providers sell voice processing equipment as an integrated solution with their own PBXs. These providers may have a competitive advantage with customers purchasing a voice processing system at the same time they are purchasing a new PBX, and, in many situations, the Company is competing with an organization offering the same product platform. The Company believes its competitive strengths are its development and delivery of customer applications, its implementation process and its service and support performance. The Company also believes its ability to deliver enhanced applications, such as integration with computer networks, facsimile and voice response systems applications, differentiates its products and services.

         VPI is the only national distributor that focuses solely on voice processing systems integration and has developed a strong national capability in meeting and supporting its customers' varying voice processing needs. Other distributors that focus solely on voice processing do not have a national organization. VPI's national competitors are generally the manufacturers of voice processing equipment. Such manufacturers are concerned primarily with the sale of their own equipment and generally do not promote other manufacturers' equipment that may better satisfy the needs of their customers.

         The Company expects that new or enhanced products will be offered by its principal existing competitors and new competitors. In addition, the Company believes that computer software vendors, such as Novell, Inc., Lotus Development Corp. and Microsoft Corporation, will continue to develop enhanced messaging and networking software with voice and data information processing applications.

         Service Providers. The Company provides products to various service providers, including cellular communications operators and long-distance resellers. Competitors include several independent voice processing manufacturers such as Boston Technology Inc., Octel Communications Corporation, Centigram, Comverse Technology, Inc., Digital Sound Corp. and Glenayre Technologies, Inc. The further deregulation of the telecommunications industry resulting from the Telecommunications Act of 1996 has provided opportunities for increased competition in the local telephone market. The Company believes that this market will require extensive integration of equipment supplied by various vendors and, as such, would benefit from the Company's independence and integration skills.

         Impairment Testing

         The FACTOR 1000 system is a non-invasive test for impairment that operates without supervision, takes less than one minute to administer and report results, and can be installed in an industrial environment with minimal disruption. No direct competition for the FACTOR 1000 system exists. The other current impairment testing technologies--biochemical, neurological and methods of performance testing other than the FACTOR 1000 system--lack the extensive, broadscale scientific validation conducted over the last 30 years on the CTT technology, the critical component of the FACTOR 1000 system. Biochemical or drug testing is not a true impairment test in that it can only identify the presence of specific levels of specified substances. Additionally, biochemical testing is a relatively time intensive and invasive method to manage risk. Neurological testing is expensive and time intensive due to the requirement of skilled technicians to evaluate results and is therefore not an efficient method to evaluate impairment. Performance testing for impairment includes sensorimotor testing, such as that used in the FACTOR 1000 system, and cognitive testing. Cognitive testing in the industrial environment is time consuming (test administration can take from five to 45 minutes) and lacks the level of scientific validity obtainable from other impairment testing methods. In summary, the Company believes that other impairment testing methods are not as practical for the commercial environment as is the FACTOR 1000 system.

         In addition to its extensive scientific validation, the FACTOR 1000 system's testing advantages are its ease and speed of administration in an industrial environment and the fact that it does not compromise the privacy of the test subject. The test is self-administered in less than one minute, and designated supervisors and managers have immediate access to a variety of reporting options to assist them in identifying and managing potential safety risks. To ensure success, PERFORMANCE FACTORS services--policy consulting, procedural guidelines, operations documentation, implementation planning, on-site training, trend analyses reporting and ongoing support--are provided to all customers of the FACTOR 1000 system. The FACTOR 1000 system is available both as a stand-alone system or networked in a LAN.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate offices occupy approximately 3,260 square feet of office space in Golden, Colorado, currently leased by BFI. This facility is leased pursuant to a lease agreement expiring December 31, 1998. Rent payments total $4,071 each month. In the near future, the Company intends to consolidate its offices and move its principal corporate office to California. Management is engaged in discussions with its current landlord and expects the landlord to cancel the lease with little or no cost to the Company. There can be no assurance, however, that the move and consolidation can be accomplished as planned, or that the lease can be terminated without penalty.

         VPI leases office space at various locations under five short-term leases ranging from month-to-month to one-year terms and totaling approximately 13,750 square feet. Total monthly office rental expense for all such offices is approximately $16,460. The Company believes that leased office space at market rates is readily available at all such locations.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is a party to certain legal proceedings arising in the ordinary course of its business. Management believes that any resulting liability, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.



                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is traded on the over-the-counter market and is quoted on The Nasdaq Stock Market SmallCap System under the symbol "NHAN" since the Company's February 4, 1997 initial public offering. As of March 31, 1997, there were approximately 106 shareholders of record. The following table sets forth for the periods indicated the high and low closing prices for the Company's Common Stock as reported by Nasdaq.

                                        FISCAL YEAR 1997
                                                                        HIGH            LOW
                                                                        ----            ---
First quarter (February 4, 1997 to March 31, 1997)  . . . . . . .     $4.3125          $3.75

DIVIDEND POLICY

         The Company has not paid dividends on its Common Stock since its inception, nor did its predecessor, BFI. VPI in the past has made distributions to its sole stockholder. However, the Company currently intends to retain earnings for use in the business. Accordingly, the Company does not anticipate paying any dividends to its stockholders in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         On February 1, 1996, BFI closed a bridge financing, pursuant to which it issued an aggregate of (i) $315,000 principal amount of unsecured promissory notes (the "February 1996 Notes"), bearing interest from the date of issuance until due and payable on March 31, 1997 at a rate of 10% per annum, and at 18% per annum in the event of default, and (ii) shares of BFI Common Stock, subsequently exchanged for 70,875 restricted shares of Common Stock. Such shares of Common Stock are entitled to certain demand registration rights commencing on the first anniversary of the IPO. Upon the February 4, 1997 consummation of the IPO, the outstanding principal amount was repaid, all accrued interest was converted into 7,255 shares of Common Stock at the IPO price ($4.00 per share), and the Company issued warrants to purchase an aggregate of 23,625 shares of Common Stock at an initial exercise price of 120% of the IPO price ($4.80 per share). The proceeds from the February 1996 Notes were used for general corporate purposes.

         On May 17, 1996, BFI closed a bridge financing, pursuant to which it issued an aggregate of (i) $300,000 principal amount of unsecured promissory notes (the "May 1996 Notes"), bearing interest at a rate of 10% per annum, due and payable on March 31, 1997, and (ii) shares of BFI Common Stock, subsequently exchanged for 67,500 restricted shares of Common Stock. Such shares of Common Stock are entitled to certain demand registration rights commencing on the first anniversary of the IPO. Upon the February 4, 1997 consummation of the IPO, the outstanding principal amount was repaid, all accrued interest was converted into 5,093 shares of Common Stock at the IPO price ($4.00 per share), and the Company issued warrants to purchase an aggregate of 22,500 shares of Common Stock at an initial exercise price of 120% of the IPO price ($4.80 per share). The proceeds from the sale of the May 1996 Notes were used for general corporate purposes.

         On November 5, 1996, BFI closed a bridge financing, pursuant to which it issued an aggregate of (i) $500,000 principal amount of unsecured promissory notes (the "November 1996 Notes"), bearing interest at 10% per annum, due and payable on the earlier of (a) March 31, 1997, or (b) the consummation of the IPO, and (ii) warrants to purchase 500,000 restricted shares of Common Stock, exercisable commencing January 30, 1998 at an initial exercise price of 120% of the IPO price ($4.80 per share) and nontransferable except under certain limited circumstances. The shares of Common Stock issued upon exercise of the warrants are entitled to certain demand registration rights commencing on the first anniversary of the IPO. Upon the February 4, 1997 consummation of the IPO, the outstanding principal of the notes and accrued interest in the aggregate amount of $512,868 was paid. The proceeds from the November 1996 Notes were used to purchase director and officer liability insurance and to pay legal, accounting and other fees in connection with the IPO.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following contains forward-looking statements regarding future events or the future financial performance of the Company that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Item 6 under "Liquidity and Capital Resources," as well as in Item 1 hereof and elsewhere in this report.

GENERAL

         NHancement was formed in 1996 as a holding company. On February 4, 1997, NHancement completed the initial public offering of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Immediately prior to the closing of the IPO, through two separate mergers, BFI and VPI became wholly owned subsidiaries of NHancement Technologies Inc. The VPI merger was accounted for as a purchase, and the BFI merger was accounted for in a manner similar to a pooling-of-interests. Prior to these business combinations, each of BFI and VPI had been operating as a separate independent entity. For all periods presented, the Historical Financial Statement information includes the separate accounts of BFI and VPI without giving effect to the business combinations or the IPO. The unaudited pro forma financial information gives effect to the business combinations and the IPO, and, accordingly, the assets and liabilities of BFI are reflected at their historical amounts, with VPI presented at estimated current fair values.

                          NHANCEMENT TECHNOLOGIES INC.
                          (FORMERLY BIOFACTORS, INC.)

                                                      YEARS ENDED
                                                      DECEMBER 31
                                                      -----------
                                                   1995          1996
                                                   ----          ----
Net sales . . . . . . . . . . . . . . . .         100.0 %       100.0 %
Cost of goods sold  . . . . . . . . . . .          41.4 %        16.2 %
Gross margin  . . . . . . . . . . . . . .          58.6 %        83.8 %
Research, selling and administration
expenses  . . . . . . . . . . . . . . . .         196.1 %       240.0 %
                 Operating loss . . . . .        (137.5)%      (156.2)%
Other expense . . . . . . . . . . . . . .        (115.2)%       (73.3)%
Loss before income taxes  . . . . . . . .        (252.7)%      (229.5)%
Income taxes  . . . . . . . . . . . . . .           0.0 %         0.0 %
Net loss  . . . . . . . . . . . . . . . .        (252.7)%      (229.5)%


         BFI is a development stage company focused on employee impairment testing systems. BFI's net sales and gross margins in 1995 were attributed to early "beta" type customer installations of the FACTOR 1000 system, with significant negative gross margins and high engineering and customer installation costs. The increased revenue for 1996 of $796,000 (compared to $451,000 in 1995) was primarily due to (i) the recording of the receipt in 1996 of $700,000 as final payment from SportsTrac on a $1 million one-time fee in connection with a licensing agreement signed in 1995 for BFI's technology for sports-related applications, and (ii) customer renewals of licenses for the FACTOR 1000 impairment testing system. BFI's gross margin for 1996 increased to 83.8% as a result of the receipt of such $700,000 payment with minimal related expense. No significant revenues from the commercial release of the FACTOR 1000 system are expected until at least the second half of 1997.

         Research, selling and administrative ("RS&A") expenses as a percentage of net sales were high during 1995 and 1996 for the following reasons: (i) for most of 1995, BFI continued development of the FACTOR 1000 system, working closely with a few beta customers as the product was made commercially viable, while several of BFI's early stage customers committed to continue to use the FACTOR 1000 system in a commercial mode; (ii) as development costs significantly decreased during late 1995 and early 1996, most of the operating costs were incurred in finding complementary businesses to acquire that would provide a viable marketing channel for the FACTOR 1000 system; and (iii) during 1996 significant expenditures were made in connection with unconsummated mergers and indirect expenditures were made in connection with the VPI merger and to prepare for the IPO. Management believes that at least $500,000 is needed in 1997 for initial market development and product packaging expenses for the FACTOR 1000 system.

         Other expense increased from $519,200 in 1995 to $584,000 in 1996, primarily due to interest and original issue discounts associated with additional bridge financings, which financings were repaid or converted upon consummation of the IPO. After the application of funds from the February 4, 1997 IPO, the Company has no interest-bearing debt except $1.5 million in promissory notes payable in connection with the VPI merger, and a capital lease liability of approximately $4,000.

                                                      VOICE PLUS, INC.
                                                        YEARS ENDED
                                                        DECEMBER 31
                                                        -----------
                                                     1995           1996
                                                     ----           ----
Net sales . . . . . . . . . . . . . . . . .         100.0 %        100.0 %
Cost of goods sold  . . . . . . . . . . . .          57.7 %         58.6 %
Gross margin  . . . . . . . . . . . . . . .          42.3 %         41.4 %
Selling and administration expenses . . . .          38.3 %         30.6 %
                 Operating income   . . . .           4.0 %         10.8 %
Other  income . . . . . . . . . . . . . . .           0.4 %          0.4 %
Income before income taxes  . . . . . . . .           4.4 %         11.2 %
Income taxes  . . . . . . . . . . . . . . .           2.0 %          1.2 %
Net income  . . . . . . . . . . . . . . . .           2.4 %         10.0 %


         VPI is an integrator and distributor of voice processing and telecommunications systems for businesses. VPI's net sales increased 20.7% from $7.3 million in 1995 to $8.8 million in 1996. The increase between 1995 and 1996 was due primarily to the sale of larger voice processing systems and multiple installations for the same customer.

         Gross margin increased 18.2% from $3.1 million in 1995 to $3.6 million in 1996. Gross margin as a percentage of net sales remained relatively constant at 42% in 1995 and 41% in 1996. The overall gross margin trend for VPI's sales, excluding sales of reconditioned equipment, is declining at a slow rate as a result of industry competition. A major objective of the Company's business combination strategy is to take advantage of VPI's established distribution strength by providing VPI with complementary higher gross margin products, such as the FACTOR 1000 system, that are either internally developed or acquired in future business combinations.

         Selling and administrative ("S&A") expenses remained fairly constant at $2.8 million in 1995 and $2.7 million in 1996, but decreased 7.7% during 1996 as a percent of revenues. The decrease from 1995 to 1996 was attributable to the discontinuance of the bonus paid to the sole shareholder of VPI of $550,000, while normal sales expenses increased in proportion to the increase in revenues.

         A slight increase in other income, from 1995 to 1996, occurred primarily due to interest on higher cash balances invested in interest bearing bank accounts during the later period. VPI had no debt during the reporting periods.

         The effective income tax rate of 45.7% in 1995 was slightly different from the federal statutory income tax rate principally due to state income taxes. The effective income tax rate for the 1996 of 10.5% reflects VPI's change to Subchapter S corporation status, effective January I, 1996, the elimination of a deferred tax asset and the establishment of a provision for built-in gains on the effective date of the S corporation election. The Company will file consolidated tax returns as a C corporation in the future and will be subject to the higher C corporation income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         Although the acquisition of complementary businesses and products is an element of the Company's business strategy, none of the proceeds of the IPO were reserved specifically for the funding of future acquisitions. If a cash payment in excess of available working capital is required to make an acquisition, the Company will need to obtain additional debt or equity financing. Debt financing may require the Company to pay significant amounts of interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may be dilutive to the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or that, if available, such financing would be available on terms the Company deems acceptable. The inability of the Company to obtain such financing would likely have a material adverse effect on the Company's acquisition strategy. Further, the refusal of potential acquisition candidates to accept Common Stock as consideration also could require the Company to reduce or curtail its acquisition strategy.

         BIOFACTORS, INC.

         During 1996, net cash used in the operating activities of BFI was $673,100, and net cash provided by investing and financing activities totaled $562,700, resulting in a net decrease in cash of about $110,000 during 1996. BFI's working capital deficit at December 31, 1996 was $3.7 million. The current ratio decreased from 0.38 to 1 at December 31, 1995 to 0.13 to 1 at December 31, 1996, primarily due to increased bridge debt financing and one-time costs associated with the VPI merger and the IPO.

         As of December 31, 1996, BFI had outstanding debt of approximately $2.6 million and $471,000 of associated accrued interest. BFI has financed its working capital requirements during the last two years through various bridge financings totaling approximately $2.6 million. The Company utilized a portion of the net proceeds of the IPO to repay approximately $2.0 million of outstanding nonconvertible debt and interest accrued at rates between 10% and 12% per annum. The Company intends to spend remaining IPO proceeds to fund approximately $500,000 of product and market development costs for the FACTOR 1000 system and for general corporate purposes.

         BFI management estimates that it will incur minimal capital expenditures during the 12 months following the IPO. However, the Company plans to relocate and consolidate its corporate offices in California and, in connection with that move and consolidation, may incur certain costs associated with new leasehold improvements. It is anticipated that all other capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

         Based upon its present plans, management believes that operating cash flow, available cash and available credit resources, together with the net proceeds of the IPO, are adequate to make the repayments of indebtedness described herein, to meet the working capital cash needs of the Company and to meet anticipated capital needs during the next 12 months. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to implement successfully its acquisition program, and it will use various methods to finance acquisitions, including the payment of cash, for this purpose.

         VOICE PLUS, INC.

         During 1996, net cash provided by operating activities of VPI was approximately $1.5 million, and net cash used in financing activities totaled $918,700, of which $868,700 was used to pay dividends to VPI's sole shareholder and $50,000 was used to repurchase and retire shares of common stock of VPI. Cash used in investing activities was $312,500, all of which consisted of additions to property and equipment. VPI had no debt during these periods.

         VPI's working capital at December 31, 1996 was ($190,600). The current ratio decreased from 1.2 to 1 at December 31, 1995 to 0.95 to 1 at December 31, 1996, primarily due to increases in deferred revenues and accounts payable recorded in 1996, which were partially offset by increases in accounts receivable and inventory. Deferred revenues and accounts payable increased as a result of two significant product installations pending at December 31, 1996, which delayed customers' acceptance and payment for the products installed.

         Accounts receivable increased approximately 41% during 1996, while average days outstanding during 1996 increased to 69 days, as compared to 58 days for 1995, due to two significant system installations pending at December 31, 1996. These significant pending system installations also caused inventory turnover to average approximately 53 days during 1996, as compared to approximately 26 days during 1995.

         VPI estimates that it will make minimal capital expenditures during 1997 and it is anticipated that most capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

ACCOUNTING STANDARDS

         The Company was not significantly affected by its adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. This statement was effective for the Company's year ending December 31, 1996.

         Statement of Financial Accounting Standards No. 128, "Earnings per Share," established a different method of calculating earnings per share than is currently used in accordance with Accounting Principal Board No. 15, "Earnings per Share," and provides for the calculation of basic and diluted earnings per share. Calculations under the new standard, which is anticipated to be adopted in the fourth quarter of 1997, are not expected to have a significant impact on the Company's earnings per share calculation.

SEASONALITY AND INFLATION

         The Company's net sales typically show no significant seasonal variations, although net sales may be affected in the future by overall hiring trends and the concentration of vacations of key employees of client companies during the summer months.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this Item begin at page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to each of the directors, executive officers and significant employees of the Company and its subsidiaries. Richard H. Williams was a director of the Company until April 9, 1997, when he resigned for personal reasons. The vacancy created by Mr. Williams' resignation has not been filled.

NAME                          AGE          POSITION
----                          ---          --------

Esmond T. Goei . . . . . . . . 46          Chairman, Chief Executive Officer, President and
                                           Director
Douglas S. Zorn  . . . . . . . 48          Executive Vice President, Chief Operating and Financial Officer,
                                           Treasurer, Secretary and Director; President of BioFactors, Inc.
Linda K. Wackwitz  . . . . . . 46          Vice President, General Counsel and Assistant
                                           Secretary
James S. Gillespie . . . . . . 44          Vice President Sales and Director; President of Voice Plus, Inc.
Diane E. Nowak . . . . . . . . 35          Vice President of Sales, Western Region, of Voice
                                           Plus, Inc.
Bradley J. Eickman . . . . . . 31          Director of Operations of Voice Plus, Inc.
William Brehm  . . . . . . . . 52          Director
Gary L. Nemetz . . . . . . . . 44          Director

         Esmond T. Goei. Mr. Goei has served as Chairman of the Board, President and Chief Executive Officer of the Company since its incorporation in October 1996. Mr. Goei has served as Chairman of the Board, President and Chief Executive Officer of BFI since December 1993. From October 1992 to March 1997, Mr. Goei was a General Partner of Transition Ventures I, L.P., a venture capital fund which he co-founded. Mr. Goei also was the co-founder of Transtech Venture Management Pte. Ltd., an international venture capital management firm established in 1986, and co-founder of Transpac Capital Management Pte. Ltd. in 1989, a venture capital management firm established in 1989, of which he was Chief Executive Officer for North American operations until 1992. Mr. Goei currently serves as a director and Vice Chairman of YES! Entertainment Corp., an electronics toy company of which he was a co-founding investor in 1992 and which is listed on The Nasdaq National Market ("Nasdaq NMS"). From 1988 to 1995, Mr. Goei was a director of CliniCom, Inc., a patient care information systems company listed on Nasdaq NMS, which was sold in 1995 to HBO & Company. From 1987 to March 1995, Mr. Goei was a director of Centigram Communications Corporation, a voice messaging equipment company listed on Nasdaq NMS and VPI's largest supplier of voice processing equipment, and from 1988 to 1994, was Chairman of the Board. From 1988 to 1994, Mr. Goei also was a director of TranSwitch Corp., a telecommunications semiconductor systems company listed on Nasdaq NMS.

         Douglas S. Zorn. Mr. Zorn has served as Executive Vice President, Chief Financial and Operating Officer, Treasurer, Secretary and a director of the Company since its incorporation in October 1996. Mr. Zorn has served as Executive Vice President, Secretary and Treasurer and Chief Financial and Operating Officer of BFI since December 1993. From 1991 until he joined BFI, Mr. Zorn was Chief Financial Officer of Monterey Telecommunications Corporation, an OEM wireless switch manufacturer for Motorola, Inc. From 1983 to 1991, he was employed by Centigram where he last served as Vice President of Finance and Administration. Prior to joining Centigram, Mr. Zorn held various positions with Gould, Inc., a manufacturer of sophisticated logic test instruments, including Operation Controller of the Biomation Division. Mr. Zorn is a licensed certified public accountant.

         Linda K. Wackwitz. Ms. Wackwitz has served as Vice President, General Counsel and Assistant Secretary of the Company since its incorporation in October 1996 and has held the same positions with BFI since February

1996. From 1989 until she joined the Company, Ms. Wackwitz was a corporate and securities attorney with Davis, Graham & Stubbs LLP, a Denver, Colorado law firm.

         James S. Gillespie. Mr. Gillespie has been Vice President of Sales and a director of the Company since its incorporation in 1996 and continues as President of VPI. Mr. Gillespie was the founder of VPI and has served as President and Chief Executive Officer since VPI's incorporation in 1987. Mr. Gillespie was with Centigram from 1983 to 1986, during which time he held a number of positions, with his final position being Director of National Sales.

         Diane E. Nowak. Ms. Nowak has served as Vice President of Sales, Western Region, for VPI since July 1993. Ms. Nowak joined VPI in 1989 and has served as Senior Sales Executive (May 1990 to July 1991) and as Director of Major Accounts (July 1991 to July 1993). Ms. Nowak served as a director of VPI from November 1995 to September 1996.

         Bradley J Eickman. Mr. Eickman has served as Director of Operations for VPI since November 1995. Prior to that time, Mr. Eickman served as Sales Manager (January 1994 to November 1995), Manager of Procurement and Quality Assurance (May 1992 to January 1994), Service Manager (July 1991 to May 1992) and Customer Support Manager (April 1990 to July 1991). Mr. Eickman served as a director of VPI from November 1995 to September 1996.

         William Brehm. Mr. Brehm became a director of the Company upon the consummation of the IPO. Mr. Brehm served from June 1994 to June 1995, and from October 1995 to February 1997, as a director of BFI. From 1989 to 1995, Mr. Brehm was the Chief Executive Officer and, from 1988 to 1989, Mr. Brehm was President of CliniCom, Inc. From 1985 to 1987, he was President of Baxter Intermediate Systems Division, a healthcare information systems company. From 1984 to 1985, he was Executive Vice President and Chief Operating Officer of Health Information Systems, Inc., a healthcare information systems company.

         Gary L. Nemetz. Mr. Nemetz became a director of the Company upon the consummation of the IPO. Mr. Nemetz served in March 1995, and from April 1996 to February 1997, as a director of BFI. Mr. Nemetz served as a consultant to BFI from April 1995 to April 1996. Since 1984, Mr. Nemetz has served as President of Admiral Capital Corp., a private investment management firm. He is a general partner of Transition Capital Management Company and Transition Ventures 1, L.P., a venture capital fund. Since 1984, Mr. Nemetz also has conducted a management consulting business and law practice through G.L. Nemetz, a Professional Corporation. Mr. Nemetz is a certified public accountant (inactive status). Since 1995, Mr. Nemetz has served as a director of YES! Entertainment Corp., which is listed on Nasdaq NMS.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company had no securities registered pursuant to Section 12 of the Exchange Act during its most recent fiscal year.

ITEM 10.         EXECUTIVE COMPENSATION

         The following table, and the accompanying explanatory footnotes, include annual and long-term compensation information for services rendered in all capacities during the fiscal years ended December 31, 1994, 1995 and 1996, by (i) the Company's Chief Executive Officer and (ii) the other most highly compensated executive officer of the Company at December 31, 1996, and an additional individual not serving as executive officer of the Company at December 31, 1996, who received compensation of at least $100,000 during fiscal year ended December 31, 1996 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                   ANNUAL COMPENSATION                        AWARDS
                                          --------------------------------------    --------------------------
                                                                  OTHER ANNUAL       RESTRICTED    SECURITIES
                                                                  COMPENSATION          STOCK      UNDERLYING
       NAME AND POSITION          YEAR    SALARY ($)  BONUS ($)       ($)            AWARD(S) ($)   OPTIONS (#)
       -----------------          ----    ----------  ---------  ---------------    ------------   -----------
Esmond T. Goei (1)  . . . . .     1996       $135,000    $125,000   $     --              --            --
   Chairman of the Board,         1995        108,000           0         --  (2)     $58,608  (3)   168,750
   President and Chief            1994        108,000      25,000         --  (2)         --            --
Executive                                                                 --  (2)
   Officer
Douglas S. Zorn (1) . . . . .     1996       $135,000    $125,000   $     --              --            --
   Executive Vice President,      1995         90,000           0         --  (2)     $58,608 (3)    140,625
   Secretary, Chief Operating     1994         90,000      25,000         --  (2)         --            --
   and Financial Officer,                                                 --  (2)
   President of BFI
James S. Gillespie (4)  . . .     1996       $300,000    $      0   $1,003,130 (5)        --            --
   Vice President of Sales,       1995        300,000     550,000          --  (2)        --            --
   President of VPI               1994        142,750     550,000       53,684            --            --


_________________

(1) Data reflect compensation paid by BFI. In 1995, the Company and Messrs. Goei and Zorn orally agreed that future cash salary payments would be suspended until BFI had obtained sufficient funding to pursue a public offering of its securities. During the period of suspension, from April through December 1995, Messrs. Goei and Zorn continued to pursue their respective duties in the interest of BFI. BFI compensated Mr. Goei and Mr. Zorn for their respective past salaries by issuing to each of them 87,475 shares of restricted stock.

(2) Perquisites do not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus.

(3) Represents 87,475 shares of restricted stock, with a value at December 31, 1996 of $279,920 (based on a value of $3.20 per share). Such shares are subject to the restrictions on transfer imposed by Rule 144.

(4)      Data reflect compensation paid by VPI.

(5) Mr. Gillespie, the sole stockholder of VPI, received a $1.0 million dividend from VPI in 1996, approximately $450,000 of which was to reimburse Mr. Gillespie for income taxes paid by him during the year.

OPTION/SAR GRANTS

         No stock options or stock appreciation rights were granted to the Named Executive Officers during the year ended December 31, 1996.

COMPENSATION OF DIRECTORS

         Directors who are also employees of the Company are not separately compensated for serving on the Board of Directors. Non-employee directors receive a fee of $1,000 per board meeting requiring personal attendance and a fee of $250 per telephonic Board meeting and committee meeting not part of, immediately preceding or following, a scheduled Board meeting and also are reimbursed for reasonable travel-related expenses for attendance at meetings. The non- employee director who chairs the board's compensation committee and the non-employee director who chairs the board's audit committee are each paid $12,000 per year in addition to compensation for meetings.

         In connection with his election to the BFI Board in December 1995, Mr. Williams (who resigned from the board April 9, 1997) received a non-statutory option ("NSO") to purchase shares of BFI Common Stock, which was exchanged for an NSO to purchase 16,875 shares of the Company's Common Stock, exercisable at a price per share of $3.20. The option vested 50% on the first anniversary of the date of grant and the remaining 50% on the second anniversary. Additionally, on February 4, 1997, in connection with their respective election to the Board, the Company granted to each of Messrs. Nemetz and Brehm NSOs to purchase 16,875 shares of Common Stock at a price per share of $4.00, 50% percent of which vest on the first anniversary of the date of grant, and the remaining 50% percent on the second anniversary. Under the Company's Equity Incentive Plan, each non-employee director who has served as a director for a full fiscal year will be granted annually an NSO to purchase 2,400 shares of Common Stock, which will vest one-third on each of the first, second and third anniversaries of the date of grant.

EMPLOYMENT AGREEMENTS

         The Company has three-year employment agreements with each of Esmond
T. Goei, as Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and Douglas S. Zorn, as Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of the Company. Each officer's base salary may be adjusted from time to time by mutual agreement between each such officer and the Board of Directors; in 1997, the base salary was increased to $150,000. The agreements provide for an annual bonus to be paid to each officer pursuant to a written bonus plan to be approved by the Board of Directors. The agreements provide that each officer is entitled to reasonable expense reimbursements, four weeks paid vacation per year and participation in any of the Company's benefit and deferred compensation plans. Each of the officers also receives a $500 monthly car allowance. On the annual anniversary date of each agreement, the period of employment is extended automatically for one year unless the officer is notified in writing. The agreements also provide for payments in the event of termination prior to the end of the term, as follows: if the officer is terminated without cause, then base salary will be paid for the greater of two years or the balance of the term plus a bonus for each such year equal to the average bonus for the two preceding years; if the officer is terminated upon a change of control, then compensation equal to two times the sum of the base salary plus average bonus will be paid for one year. In the event of termination (except termination without cause), the officer is subject to a two-year non-competition agreement.

         The Company has a three-year employment agreement with James S. Gillespie, Vice President of Sales of the Company and President of VPI. Mr. Gillespie's agreement provides for a base salary of $150,000, annual sales commissions targeted to be approximately $200,000 and an annual bonus pursuant to a written bonus plan to be approved by the Board of Directors. The agreement provides that Mr. Gillespie is entitled to reasonable expense reimbursements, participation in any of the Company's benefit and deferred compensation plans, use of a company car or a monthly car allowance and annual paid vacation, consistent with the arrangements provided to the Company's senior management. Additionally, the agreement contains provisions for assignment of inventions and confidentiality and, in the event of termination, covenants not to compete, to solicit customers or to hire employees for two years. The agreement also provides that in the event of termination without cause or a material breach by the Company, Mr. Gillespie will receive his base salary and 50% of sales commissions for the duration of the term of the agreement and, in the event of a material breach by the Company, the two promissory notes in the aggregate principal amount of $1.5 million issued by the Company in consideration for VPI will be accelerated and immediately become due and payable.

         VPI has two-year employment agreements with each of Diane E. Nowak, Vice President of Sales, Western Region, of VPI, and Bradley J. Eickman, Director of Operations for VPI. Each of these employment agreements provides for a base salary of $65,000, sales commissions payable pursuant to an annual sales manager compensation plan and performance-based bonus payments. Both agreements also provide for reasonable expense reimbursements, participation in any of VPI's benefit plans, use of a car leased by VPI and annual paid vacation. Additionally, the agreements contain provisions for assignment of inventions and confidentiality and, in the event of termination, covenants not to compete, to solicit customers or to hire employees for two years. The Company authorized to Ms. Nowak and Mr. Eickman, upon the consummation of the VPI merger, (i) a grant of ISOs to purchase 50,000 and 40,000 shares of Common Stock, respectively, at a price per share equal to the fair market value on the date of grant, 50% of which will vest 18 months from the date of grant and 50% of which will vest on the second anniversary of the date of grant; and (ii) the payment of signing bonuses that are not tied to continued employment in the amounts of $100,000 and $50,000, respectively, payable 50% upon the February 3, 1997 consummation of the VPI merger and 50% six-months thereafter.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of Common Stock as of April 10, 1997, by (a) each person known to the Company to own beneficially more than 5% of the Common Stock, (b) each of the Company's directors and Named Executive Officers, and (c) all executive officers and directors as a group. On April 9, 1997, Richard H. Williams resigned from the Company's board of directors for personal reasons.

                                                       Shares Beneficially
              Names and Addresses                             Owned                     % Ownership
-----------------------------------------------        -------------------              -----------
James Gillespie . . . . . . . . . . . . . . . .                712,500                     16.9%
198 Country Club Drive
Incline Village, Nevada 89451

Esmond T. Goei  . . . . . . . . . . . . . . . .                256,281 (1)                  5.9
c/o NHancement Technologies Inc.
1746 Cole Blvd., Suite 265
Golden, Colorado 80401

Douglas S. Zorn . . . . . . . . . . . . . . . .                228,587 (2)                  5.3
c/o NHancement Technologies Inc.
1746 Cole Blvd., Suite 265
Golden, Colorado 80401

Gary L. Nemetz  . . . . . . . . . . . . . . . .                  46,025 (3)                 1.1
c/o Admiral Capital Corporation
2420 Sand Hill Road, Suite 101
Menlo Park, California 94025

William H. Brehm  . . . . . . . . . . . . . . .                  14,562                      *
11400 Queensway
Theodore, Alabama 36582

Directors and executive officers
         as a group (6 persons) . . . . . . . .             1,278,289 (4)                  28.3%

--------------------------

*        Less than 1%

(1) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 145,313 shares at an exercise price of $3.20 per share and 5,556 shares at $4.00 per share.

(2) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 121,094 shares at an exercise price of $3.20 per share and 5,556 shares at $4.00 per share.

(3) Includes 46,025 shares beneficially owned by Admiral Capital Corporation, as to which Mr. Nemetz has sole voting and investment power.

(4) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 282,813 shares at an exercise price of $3.20 per share and 12,224 shares at $4.00 per share.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 1995, BFI accepted an unsecured loan from Mr. Zorn in the principal amount of $17,500, at a rate of interest of 12% per annum. BFI paid Mr. Zorn $15,000 during the second half of 1996; the balance of the loan was repaid upon the consummation of the IPO.

         In October 1995, BFI entered into an agreement with Burton Kanter (a director of BFI until February 3, 1997), subsequently amended on July 16, 1996. Mr. Kanter agreed on behalf of Walnut Capital Corp., of which Mr. Kanter is chairman, (i) to extend the maturity date of certain unsecured notes issued to Walnut Capital Corp. in the aggregate principal amount of $54,850, represented by five notes issued between January 29, 1992 and November 1, 1992 (the "1992 Notes"), and payment of accrued interest thereon until the earlier of December 31, 1996 or receipt by the Company of the proceeds of the IPO, (ii) to waive the default on the 1992 Notes (in return for recomputation of interest on the 1992 Notes on an annually compounded basis from the date each of the 1992 Notes was issued). In return for such agreements and his past and continuing participation on BFI's Board of Directors, BFI (i) executed and delivered to Mr. Kanter a stock option to purchase 75,000 shares of BFI Common Stock, which subsequently was assigned to Windy City, Inc. and was exchanged for an option to purchase 42,188 shares of NHancement Common Stock, with an exercise price per share equal to 80% of the Offering Price ($3.20 per share); (ii) transferred to Mr. Kanter and a former director all of BFI's rights to invest in SportsTrac; (iii) transferred to Mr. Kanter and a former director all of BFI's 71/2% warrants in SportsTrac; and (iv) agreed to pay him a fee of $2,000 per month, plus reasonable expenses, in connection with his duties as a director. In July 1996, Mr. Kanter agreed to terminate his $2,000 per month director fees and, from that time forward, to be compensated on the same basis as other nonemployee directors. The 1992 Notes and all accrued interest thereon were paid in February 1997.

         In May and June 1996, BFI issued 87,475 shares of BFI Common Stock to each of Messrs. Goei and Zorn in lieu of cash compensation. The aggregate value of these shares at the time of issuance totaled $117,200, of which $110,000 was for payment of deferred compensation accrued in 1995. In June 1996, BFI issued 18,750 shares of Common Stock to Mr. Kanter as consideration for his special services as a director during 1995, paid out of compensation otherwise owing to Messrs. Goei and Zorn, in accordance with an agreement dated July 16, 1996 by and among BFI and Messrs. Goei, Zorn, Kanter and a former director of BFI.

         In November 1996, BFI entered into a Unit Subscription Agreement with each of VPI, Admiral Capital Corporation (of which Mr. Nemetz has sole voting and investment power) and Messrs. Goei and Zorn for the purchase and sale of BFI's units consisting of (i) unsecured promissory notes in the principal amounts of $50,000, $50,000, $35,000 and $100,000, respectively, and (ii)
warrants to purchase 50,000, 50,000, 35,000 and 100,000 shares, respectively, at an exercise price of 120% of the Offering Price. In January 1997, Mr. Zorn transferred to Richard H. Williams (a director of BFI until February 3, 1997, and a director of the Company from February 4, 1997 until April 9, 1997) and Mr. Goei notes in the principal amounts of $25,000 and $15,000, respectively, and warrants to purchase 25,000 shares and 15,000 shares, respectively, in exchange for Mr. Williams payment to BFI of $25,000, Mr. Goei's payment to BFI of $15,000, and Mr. Zorn's receipt of an unsecured promissory note from BFI in the principal amount of $40,000. Upon the February 4, 1997 closing of the IPO, outstanding principal and all accrued interest in the amounts of $51,361.11
(VPI), $51,361.11 (Admiral Capital Corporation), $51,027.78 (Goei), $102,722.22
(Zorn) and $25,270.83 (Williams), respectively, was paid. See Item 5, "Sales of Unregistered Securities."

         Upon consummation of the VPI merger, February 3, 1997, the Company acquired all of the capital stock of VPI from Mr. Gillespie for total consideration valued at approximately $6,180,000, consisting of: $1,500,000 in two long-term notes in the principal amounts of $1,000,000 and $500,000, respectively, bearing interest at the medium-term United States-Treasury Bill rate declared at the close of business on the maturity date or earlier payment date and maturing on the three-year anniversary of the date of issuance but payable earlier, dependent upon the future earnings of VPI, with fifty percent (50%) of VPI's pre-tax profits to be applied to pay principal and accrued interest on the $1,000,000 note quarterly, and $62,500 of principal and accrued interest to be paid on the $500,000 note in any quarter in which VPI is profitable, beginning 45 days after the close of the first quarter 1997; and $2,400,000 in shares of Common Stock sold in the IPO (being 600,000 shares based on the price to the public in the IPO of $4.00 per share); and $2,280,000 in restricted shares of Common Stock (being 712,500 shares based on the estimated fair value of $3.20 per share). In the event of a material breach by the Company of the employment agreement with Mr. Gillespie, the two promissory notes will be accelerated and immediately become due and payable. See Item 10, "Employment Agreements." All such restricted shares are subject to a lock-up agreement in favor of Chatfield Dean & Co., the representative of the underwriters of the IPO, for 18 months following the consummation of the IPO with respect to 50% of the shares, and for 24 months following the consummation of the IPO with respect to the remaining 50% of the shares. Additionally, the Company has agreed to register 150,000 shares of Common Stock issued as consideration for VPI one year after the consummation of the IPO subject to satisfaction by VPI of certain 1997 performance criteria.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of the Annual Report on Form
10-KSB

         1.   Financial Statements

              See Index to Financial Statements on page F-1 of this Form 10-KSB

         2.   Exhibits

  EXHIBIT
  NUMBER                               DESCRIPTION OF EXHIBIT
  ------                               ----------------------
    3.1    --    Certificate of Incorporation with the Amended and Restated Certificate of Incorporation (1)

    3.2    --    Amended and Restated Bylaws (1)

   10.1    --    Formation Agreement, dated as of October 15, 1996, between BFI and VPI
                 (1)

   10.2    --    Agreement and Plan of Merger, dated as of October 30, 1996, between the
                 Company, BFI Acquisition Corporation and BFI (1)

   10.3    --    Agreement and Plan of Merger, dated as of October 25, 1996, between the
                 Company, VPI Acquisition Corporation, VPI and James S. Gillespie,
                 together with Forms of Promissory Notes (1)

   10.5    --    License Agreement, dated November 24, 1988, by and between BFI and
                 Systems Technology, Inc., as amended by Addendum to License Agreement, dated May 19, 1994, as amended by Second Addendum to License Agreement, dated November 18, 1996 (1)

   10.6    --    Sublicense Agreement, dated August 30, 1995, between BFI and
                 SportsTrac, Inc., as amended by Addendum to Sublicense Agreement, dated
                 July 31, 1996 (1)

   10.8    --    Secured Note and Stock Purchase Agreement, dated December 1, 1995, between BFI and the purchasers listed therein, as amended by the First
                 Amendment to Secured Note and Stock Purchase Agreement, dated March 1,
                 1996, as amended by Second Amendment to Secured Note and Stock Purchase
                 Agreement, dated July 1, 1996, and as amended by Third Amendment to
                 Secured Note and Stock Purchase Agreement, dated October 1, 1996, together with Form of Secured Promissory Note (1)

  EXHIBIT
  NUMBER                               DESCRIPTION OF EXHIBIT
  ------                               ----------------------
   10.9    --    Unsecured Note and Stock Purchase Agreement, dated February 1, 1996, between BFI and the purchasers listed therein, as amended by the First
                 Amendment to Unsecured Note and Stock Purchase Agreement, dated March
                 1, 1996, as amended by Second Amendment to Unsecured Note and Stock
                 Purchase Agreement, dated July 1, 1996, and as amended by Third
                 Amendment to Unsecured Note and Stock Purchase Agreement, dated October
                 1, 1996, together with Form of Unsecured Promissory Note (1)

   10.10   --    Unit Subscription Agreement, dated May 17, 1996, between BFI and the purchasers listed therein, as amended by First Amendment to Unit
                 Subscription Agreement, dated October 1, 1996, together with Form of
                 Promissory Note (1)

   10.11   --    Unit Subscription Agreement, dated October 1, 1996, between BFI and the purchasers listed therein, together with Form of Promissory Note and
                 Form of Warrant (1)

   10.12   --    Equity Incentive Plan (1)

   10.13   --    Employment Agreement, dated as of October 30, 1996, between Douglas S.
                 Zorn and the Company (1)

   10.14   --    Employment Agreement, dated as of October 25, 1996, between James S.
                 Gillespie and the Company (1)

   10.15   --    Employment Agreement, dated as of October 30, 1996, between Esmond T.
                 Goei and the Company (1)

   10.16   --    Form of FACTOR 1000 Service Contract (1)

   10.17   --    Office Building Lease, dated April 8, 1996, between BFI and Denver West
                 Office Building No. 21 Venture (1)

   10.18   --    Authorized U.S. Distributor Agreement, dated April 16, 1996, between
                 Centigram Communications Corporation and VPI (1)

   10.19   --    Office Lease, dated October 16, 1995, between AJ Partners Limited
                 Partnership and VPI (1)

   10.20   --    Agreement, dated October 16, 1995, between BFI, Burton Kanter and
                 Elliot Steinberg, as amended by Amendment dated July 16, 1996, between
                 BFI, Esmond Goei, Douglas Zorn, Burton Kanter and Elliot Steinberg (1)

   10.21   --    Stockholder Agreement, dated October 25, 1996, between the Company and
                 James D. Gillespie (1)

   10.22   --    1997 Management and Company Performance Bonus Plan (1)

   10.23   --    Employment Agreement, dated as of November 1, 1996, between Diane E.
                 Nowak and VPI (1)

   10.24   --    Employment Agreement, dated as of November 1, 1996, between Bradley
                 Eickman and VPI (1)

  EXHIBIT
  NUMBER                               DESCRIPTION OF EXHIBIT
  ------                               ----------------------
   10.26   --    Registration Rights Agreement, dated September 1, 1996, between BFI and
                 (i) a majority of the holders of securities pursuant to the Secured
                 Note and Warrant Purchase Agreement dated December 1, 1994, as amended;
                 (ii) a majority of the holders of securities issued pursuant to the
                 Secured Note and Stock Purchase Agreement, dated December 1, 1995, as amended; (iii) a majority of the holders of securities issued pursuant to the Unsecured Note and Stock Purchase Agreement, dated February 1,
                 1996, as amended; (iv) a majority of the holders of securities issued pursuant to the Unit Subscription Agreement, dated May 17, 1996, as amended; (v) the purchasers of securities issued pursuant to the Unit
                 Subscription Agreement dated October 3, 1996; and (vi) the former holders of BFI's Series A Preferred Stock (1)

   10.27   --    Registration Rights Agreement, dated October 25, 1996, between the
                 Company and James S. Gillespie (1)

    21     --    Subsidiaries (1)

    27     --    Financial Data Schedule

         _________________
         (1) Incorporated by reference to the Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on January 30, 1997.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NHANCEMENT TECHNOLOGIES INC.


                                     By  /s/ Esmond T. Goei
                                       ----------------------------------------
                                         Esmond T. Goei, Chairman of the Board,
                                         Chief Executive Officer, President
                                         and Director


                 In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                          Title                                 Date
-----------------------------                      -------------------------                  --------------
  /s/ Esmond T. Goei                               Chairman of the Board, Chief               April 15, 1997
----------------------------------------------     Executive Officer, President and Director
Esmond T. Goei                                     (Principal Executive Officer)

  /s/ Douglas S. Zorn                              Executive Vice President-Finance,          April 15, 1997
----------------------------------------------     Secretary, Treasurer, Chief Operating
Douglas S. Zorn                                    and Financial Officer and Director
                                                   (Principal Financial and
                                                    Accounting Officer)

  /s/ James S. Gillespie                           Director                                   April 15, 1997
----------------------------------------------
James S. Gillespie


  /s/ Gary L. Nemetz                               Director                                   April 15, 1997
----------------------------------------------
Gary L. Nemetz


                                                   Director                                   April __, 1997
----------------------------------------------
William H. Brehm


                         INDEX TO FINANCIAL STATEMENTS

NHANCEMENT TECHNOLOGIES, INC. (FORMERLY BIOFACTORS, INC.):

      Report of BDO Seidman, LLP .......................................................................... F-2

      Balance Sheets as of December 31, 1995 and 1996, and Unaudited Pro
           Forma Balance Sheet as of December 31, 1996 .................................................... F-3

      Statements of Operations for the years ended December 31, 1995 and
           1996, for the period from inception (January 5, 1988) to December 31, 1996, and
           Unaudited Pro Forma Statement of Operations for the year ended December 31, 1996................ F-5

      Statements of Stockholders' Deficit for the period from inception to
           December 31, 1996............................................................................... F-6

      Statements of Cash Flows for the years ended December 31, 1995 and
           1996, and for the period from inception to December 31, 1996.................................... F-8

      Summary of Accounting Policies....................................................................... F-10

      Notes to Financial Statements........................................................................ F-14

VOICE PLUS, INC.:

      Report of BDO Seidman, LLP........................................................................... F-33

      Balance Sheets as of December 31, 1995 and 1996...................................................... F-34

      Statements of Operations for the years ended December 31, 1995 and 1996 ............................. F-36

      Statements of Stockholder's Equity for the years ended December 31,
           1995 and 1996................................................................................... F-37

      Statements of Cash Flows for the years ended December 31, 1995 and 1996 ............................. F-38

      Summary of Accounting Policies ...................................................................... F-40

      Notes to Financial Statements........................................................................ F-42


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and the Stockholders of NHancement Technologies Inc.

We have audited the accompanying balance sheets of NHancement Technologies Inc., (formerly BioFactors, Inc., a development stage company) as of December 31, 1995 and 1996 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1995 and 1996 and for the period from inception (January 5, 1988) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NHancement Technologies Inc. as of December 31, 1995 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996 and for the period from inception (January 5, 1988) to December 31, 1996 in conformity with generally accepted accounting principles.


                                       /s/ BDO Seidman, LLP

                                       BDO Seidman, LLP

San Francisco, California
February 21, 1997, except for Note 10
 which is as of March 31, 1997

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                                 BALANCE SHEETS


===================================================================================
                                                                        Unaudited
                                                  Historical            Pro Forma
                                           --------------------------   (Note 12)
                                           December 31,  December 31,  December 31,
                                               1995          1996          1996
===================================================================================
ASSETS

CURRENT
  Cash (Note 8)                            $   170,500   $    60,100   $ 5,141,200
  Accounts receivable, net of allowance
    for doubtful accounts of $10,000 in
    1995                                        15,000            --     1,928,600
  Note receivable (Note 2)                     700,000            --            --
  Inventory                                     13,900        12,700     1,658,500
  Prepaid expenses and other                    31,600         1,800        84,600
  Prepaid stock offering costs (Note 11)            --       376,200            --
  Prepaid acquisition costs (Note 10)               --       100,100            --
----------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                           931,000       550,900     8,812,900
----------------------------------------------------------------------------------

FURNITURE AND EQUIPMENT                        124,200       136,700       614,100

Less accumulated depreciation                   65,600       101,800       101,800
----------------------------------------------------------------------------------

FURNITURE AND EQUIPMENT, net                    58,600        34,900       512,300
----------------------------------------------------------------------------------

EXCESS OF COST OVER NET ASSETS ACQUIRED             --            --     5,652,600

Other assets                                        --            --        24,400
----------------------------------------------------------------------------------

                                           $   989,600   $   585,800   $15,002,200
===================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                                 BALANCE SHEETS


===================================================================================
                                                                        Unaudited
                                                  Historical            Pro Forma
                                           --------------------------   (Note 12)
                                           December 31,  December 31,  December 31,
                                               1995          1996          1996
===================================================================================
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT
  Accounts payable                         $    344,900  $    545,700  $  1,599,900
  Accrued liabilities                           113,700        99,400       630,100
  Accrued professional fees                      34,000       155,000       155,000
  Payroll related liabilities                    87,100       140,200       442,700
  Deferred compensation to officers and
  stockholders (Note 7)                         110,000       245,900       245,900
  Deferred revenue (Note 2)                     724,700           800     1,733,400
  Accrued interest                              267,000       470,700            --
  Current portion of long-term debt
    (Notes 3 and 7)                             742,400     2,568,100         4,300
-----------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                     2,423,800     4,225,800     4,811,300

LONG-TERM DEBT, net of current portion
  (Notes 3 and 7)                               774,200            --     1,500,000
-----------------------------------------------------------------------------------

TOTAL LIABILITIES                             3,198,000     4,225,800     6,311,300
-----------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' (DEFICIT) EQUITY (Notes 4 and 5)
  Preferred stock, $0.01 par value,
    10,000,000 shares authorized, no
    shares issued and outstanding                    --            --            --
  Common stock, $0.01 par value,
    10,000,000 shares authorized, 93,200,
    612,800, and 4,223,800 shares issued and
    outstanding at December 31, 1995 and
    1996, and Pro Forma December 31, 1996,
      respectively                                1,000         6,100        42,100
  Additional paid-in capital                  4,972,600     5,363,900    17,658,800
  Deficit accumulated during development
    stage                                    (7,182,000)   (9,010,000)   (9,010,000)
-----------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY         (2,208,400)   (3,640,000)    8,690,900
-----------------------------------------------------------------------------------

                                           $    989,600  $    585,800  $ 15,002,200
===================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                       STATEMENTS OF OPERATIONS


====================================================================================================
                                                            Historical
                                             -----------------------------------------   Unaudited
                                                                           Inception     Pro Forma
                                                                          (January 5,    (Note 12)
                                             Years ended December 31,       1988) to     Year Ended
                                             -----------------------      December 31,   December 31,
                                               1995            1996          1996          1996
====================================================================================================
SALES, including $300,000 and $700,000
  from the sale of sublicense in 1995 and
  1996 (Notes 2 and 8)                      $   450,700    $   796,400    $ 2,268,000    $ 9,560,500

Cost of sales                                   186,400        129,200      1,700,400      5,266,600
----------------------------------------------------------------------------------------------------

GROSS PROFIT                                    264,300        667,200        567,600      4,293,900
----------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                      214,500         98,400      2,255,600         98,400
  Selling, marketing and administrative
    (Notes 3 and 7)                             669,500      1,812,800      6,139,300      5,162,300
----------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                        884,000      1,911,200      8,394,900      5,260,700
----------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                           (619,700)    (1,244,000)    (7,827,300)      (966,800)
----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                    --             --         22,800         32,300
  Interest expense                             (519,200)      (582,000)    (1,286,900)       (97,000)
  Other                                              --         (2,000)        81,400         (2,000)
----------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                   (519,200)      (584,000)    (1,182,700)       (66,700)
----------------------------------------------------------------------------------------------------

NET LOSS                                    $(1,138,900)   $(1,828,000)   $(9,010,000)   $(1,033,500)
====================================================================================================

NET LOSS PER COMMON SHARE                                                                $     (0.36)
====================================================================================================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                              2,833,275
====================================================================================================


See accompanying summary of accounting policies and notes to financial statements.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                            STATEMENTS OF STOCKHOLDERS' DEFICIT


==================================================================================================================================
                                          Convertible                Common Stock
                                        Preferred Stock                Par Value            Additional
                                       ------------------          ------------------        Paid-in    Accumulated
                                       Shares      Amount          Shares      Amount        Capital       Deficit        Total
==================================================================================================================================
BALANCE, inception (January 5, 1988)       --   $        --            --   $        --   $        --   $        --    $        --

Issuance of common stock for cash
  ($6.40 and $188.61 per share) in
  January and June 1989, respec-
  tively                                   --            --           100            --         5,000            --          5,000
Issuance of PFI Series A Preferred
  stock for cash ($188.61 per share)
  in June 1989                          2,500       475,100            --            --            --            --        475,100
Issuance of PFI Series A Preferred
  stock ($188.61 per share) for
  cash and conversion of $280,000
  of debt in May 1990                   2,800       520,900            --            --            --            --        520,900
Issuance of PFI Series B Preferred
  stock for cash ($282.92 per share)
  in September 1990                     3,900     1,100,000            --            --            --            --      1,100,000
Issuance of PFI Series C Preferred
  stock ($377.19 per share) for
  cash and conversion of $339,000
  in debt in December 1991              1,600       600,000            --            --            --            --        600,000
Net loss (inception to December 31,
  1991)                                    --            --            --            --            --    (2,923,300)    (2,923,300)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1991             10,800     2,696,000           100            --         5,000    (2,923,300)      (222,300)

Net loss                                   --            --            --            --            --      (393,400)      (393,400)

-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1992             10,800     2,696,000           100            --         5,000    (3,316,700)      (615,700)

Issuance of PFI Series D Preferred
  stock for cash ($25.92 per share)
  in October 1993, net of offering
  costs of $25,000                     15,400       375,000            --            --            --            --        375,000
Net loss                                   --            --            --            --            --      (743,700)      (743,700)

-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1993             26,200     3,071,000           100            --         5,000    (4,060,400)      (984,400)

Issuance of PFI Series D Preferred
  stock in conversion of debt
  ($25.92 per share) in March 1994     27,500       712,800            --            --            --            --        712,800
Issuance of PFI Series D Preferred
  stock for cash ($25.92 per share)
  in April 1994                           400        12,500            --            --            --            --         12,500
Issuance of PFI Common stock
  upon conversion of debt and
  exercise of options                      --            --         2,300            --        58,700            --         58,700


                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                            STATEMENTS OF STOCKHOLDERS' DEFICIT

(CONTINUED)

=================================================================================================================================
                                          Convertible                Common Stock
                                        Preferred Stock                Par Value            Additional
                                       ------------------          ------------------        Paid-in    Accumulated
                                       Shares      Amount          Shares      Amount        Capital       Deficit        Total
=================================================================================================================================

Issuance of BioFactors Series A
  Preferred stock upon conversion
  of PFI Common stock ($25.92
  per share) in May 1994                2,300   $    58,700       (2,300)  $      --    $   (58,700)   $        --    $        --
Issuance of BioFactors Series A
  Preferred stock for cash ($96.00
  per share) in August 1994, net
  of offering costs of $97,500          9,800       836,300           --          --             --             --        836,300
Issuance of warrants with notes
  payable in November and
  December 1994                            --            --           --          --        158,000             --        158,000
Compensation related to grant of
  stock options in November 1994           --            --           --          --          7,200             --          7,200
Net loss                                   --            --           --          --             --     (1,982,700)    (1,982,700)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1994             66,200     4,691,300          100          --        170,200     (6,043,100)    (1,181,600)

Conversion of Series A Preferred
  to Common                           (66,200)   (4,691,300)      66,200         700      4,690,600             --             --
Issuance of Common stock in
  February 1995                            --            --          300          --             --             --             --
Issuance of Common stock upon
  exercise of options in March 1995        --            --          400          --          2,600             --          2,600
Issuance of warrants with notes
  payable in January through
  June 1995                                --            --           --          --         92,000             --         92,000
Issuance of Common stock with
  notes payable in December 1995           --            --       26,200         300         17,200             --         17,500
Net loss                                   --            --           --          --             --     (1,138,900)    (1,138,900)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995                 --            --       93,200       1,000      4,972,600     (7,182,000)    (2,208,400)

Issuance of Common stock with
  notes payable in January through
  June 1996                                --            --      303,400       3,000        199,300             --        202,300
Issuance of Common stock in lieu
  of salaries and outside service
  fees in June 1996                        --            --      216,200       2,100        142,000             --        144,100
Issuance of warrants with notes
  payable in November 1996                 --            --           --          --         50,000             --         50,000
Net loss                                   --            --           --          --             --     (1,828,000)    (1,828,000)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                 --   $        --      612,800   $   6,100    $ 5,363,900    $(9,010,000)   $(3,640,000)
=================================================================================================================================


See accompanying summary of accounting policies and notes to financial statements.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                       STATEMENTS OF CASH FLOWS


============================================================================================
                                                                                 Inception
                                                                                (January 5,
                                                    Years ended December 31,      1988) to
                                                    ------------------------    December 31,
                                                      1995           1996           1996
============================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(1,138,900)   $(1,828,000)   $(9,010,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                     35,200         36,200        135,700
      Increase (decrease) in deferred revenue          24,700       (723,900)           800
      Amortization of discount and debt issue
        costs on notes payable                        241,200        252,300        519,800
      Compensation related to grant of stock
        options and common stock                           --         34,100         41,400
      Changes in assets and liabilities:
        Accounts receivable                            35,700         15,000             --
        Note receivable                                    --        700,000             --
        Inventory                                      (2,900)         1,200        (12,700)
        Prepaid expenses and other                     (7,600)        29,800         (1,800)
        Accounts payable and other current
         liabilities                                  294,100        810,200      1,841,300
-------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                (518,500)      (673,100)    (6,485,500)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture and equipment                (27,700)       (12,500)      (177,800)
  Proceeds from the sale of furniture and
    equipment                                              --             --         14,200
-------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                 (27,700)       (12,500)      (163,600)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Prepaid acquisition and stock offering costs             --       (476,300)      (476,300)
  Proceeds from sale of preferred stock                    --             --      3,423,300
  Preferred and common stock issuance costs                --             --       (122,500)
  Proceeds from sale of common stock                    2,500             --          7,500
  Proceeds from long-term convertible debt                 --             --      1,399,300
  Proceeds from bank line of credit                        --             --         45,000
  Principal payments on bank line of credit                --             --        (45,000)
  Proceeds from long-term debt                        623,500      1,170,000      2,785,000

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                       STATEMENTS OF CASH FLOWS

(CONTINUED)

============================================================================================
                                                                                 Inception
                                                                                (January 5,
                                                    Years ended December 31,      1988) to
                                                    ------------------------    December 31,
                                                      1995           1996           1996
============================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES (continued)
  Repayment of long-term debt                      $   (29,300)   $  (118,500)   $  (289,400)
        Other                                           (4,800)            --        (17,700)
--------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              591,900        575,200      6,709,200
--------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                         45,700       (110,400)        60,100

CASH, beginning of period                              124,800        170,500             --
--------------------------------------------------------------------------------------------

CASH, end of period                                $   170,500    $    60,100    $    60,100
============================================================================================

SUPPLEMENTAL DATA:
Interest paid                                      $     2,800    $    35,400    $    39,400
============================================================================================

See accompanying summary of accounting policies and notes to financial statements.

DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

In 1995, the Company received $700,000 of notes receivable as partial proceeds from the sublicense agreement, and the related revenue was deferred as of December 31, 1995 (see Note 2) and received in 1996; accrued interest of $21,300 was added to the principal of the note payable to a vendor (see Note
3); and 66,200 shares, adjusted for the 3-for-4 merger exchange and the 1-for-24 reverse stock split, of the Company Series A Preferred Stock were converted to 66,200 shares of Common Stock (see Note 4).

In 1996, the Company issued 178,700 shares of its Common Stock to three officers in lieu of cash compensation. The aggregate value of these shares totaled $119,700, of which $110,000 was for payment of deferred compensation accrued in 1994 (see Note 7).

                                                  NHANCEMENT TECHNOLOGIES, INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                 SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION

NHancement Technologies Inc., a Delaware corporation (NHancement), was incorporated in October 1996 as a holding company and successor to the business of BioFactors, Inc.(BFI), a Delaware corporation. On February 3, 1997, prior to the February 4, 1997 consummation of the initial public offering (IPO) of the Company's common stock (see Note 11), BFI merged with a subsidiary of NHancement whereupon BFI, as the surviving corporation, became a wholly-owned subsidiary of NHancement (BFI Merger). Also, on February 3, 1997, the Company acquired Voice Plus, Inc. (VPI), a California corporation, a systems integrator and national distributor of voice processing equipment, pursuant to a transaction by which VPI merged with a subsidiary of NHancement, whereupon VPI, as the surviving corporation, became a wholly-owned subsidiary of NHancement (VPI Acquisition). The business of NHancement will be conducted by its operating company subsidiaries, BFI and VPI (see Note 10).

For financial accounting purposes, BFI is deemed to be the acquirer of VPI. Accordingly, for the purpose of this historical BFI financial statement presentation, NHancement is considered to be the successor of BFI and references herein to the Company signify BFI and its successor NHancement.

BFI was incorporated in April 1994 and is a successor corporation to Performance Factors, Inc. (PFI), a California corporation, incorporated in January 1988. In May 1994, pursuant to an Agreement and Plan of Merger (PFI Merger Agreement), PFI was merged with and into BFI, and BFI was the surviving corporation and continued the business of PFI. Accordingly, the accompanying financial statements include the accounts of PFI and BFI since the inception of the California corporation. Further, all per share amounts have been reflected as if converted to BFI Common Stock, based on the conversion formulas outlined in the PFI Merger Agreement and giving effect to a 1-for-24 reverse stock split effected in November 1995.

                                                  NHANCEMENT TECHNOLOGIES, INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                 SUMMARY OF ACCOUNTING POLICIES

In addition, all share amounts have been retroactively restated to give effect to a 3-for-4 exchange ratio in connection with the BFI Merger, except the stock option plan data which has not been restated (see Note 5).

BUSINESS

The Company is a provider of productivity and security enhancement products and systems. To date, the Company has principally focused on the development for commercial implementation of a proprietary computerized testing system, FACTOR 1000(R), which measures human sensorimotor skills to determine an individual's performance readiness and fitness to perform, the development of supporting programs, raising capital, personnel recruitment and market analysis.

The Company's FACTOR 1000(R) system is based upon the Critical Tracking Task
(CTT) software, which is exclusively licensed from Systems Technology Inc.
(STI) in Hawthorne, California. CTT is a critical component of the FACTOR 1000(R) system and is protected under a patent and copyrights held by STI. The Company is totally dependent on maintenance of its CTT license to market the FACTOR 1000(R) system, and is dependent on STI for product validation and expert witness testimony of STI's principals regarding aerospace and vehicle performance dynamics and stability, and human operator dynamic response. The license agreement with STI is effective through November 2008 and grants the Company the right to issue sublicenses during the term of the agreement (see
Note 2).

BASIS OF PRESENTATION

The financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage enterprises to employ the same accounting principles as operating companies.

REVENUE RECOGNITION

Revenue is currently derived from two principal sources, direct sales and third party sales into the commercial marketplace. The Company's only current product is the FACTOR 1000(R) system used in commercial applications to test "fitness for work" in safety sensitive jobs. The Company recognizes revenue on the sale of a

                                                  NHANCEMENT TECHNOLOGIES, INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                 SUMMARY OF ACCOUNTING POLICIES

FACTOR 1000(R) system when the system has been installed and the Company's related contractual training and support obligations are substantially complete.

The Company recognizes other revenue based on the sublicense of the FACTOR 1000(R) system for the measurement and enhancement of on-field athletic performance (see Note 2). The Company bills customers in accordance with the terms of the individual contracts. Billings in advance of the recognition of revenue are recorded as deferred revenue in the accompanying financial statements.

INVENTORY

Inventory consists primarily of component parts, raw materials and finished goods and is valued at the lower of cost (first-in, first-out basis) or market.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their estimated useful life. Maintenance and repairs are expensed as incurred and improvements are capitalized.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

INCOME TAXES

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the

                                                  NHANCEMENT TECHNOLOGIES, INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                 SUMMARY OF ACCOUNTING POLICIES

date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income and earnings per share as if the fair value method had been adopted. The Company has elected to continue to account for stock-based compensation under APB No. 25 (see Note 5).

On March 3, 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Calculations under the new standard, which will be adopted in the fourth quarter of 1997, are not expected to have a significant impact on the Company's earnings per share calculation.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS


1.   DEVELOPMENT STAGE RISKS

     The Company is in the development stage and has not generated significant revenue or income from operations. The Company is completing development of its technology and is currently engaged in establishing its market. Commercial acceptance of the Company's product will have to occur in the marketplace before the Company can attain successful operations.

     As shown in the accompanying financial statements, the Company, as of December 31, 1996, has incurred recurring losses totaling $9,010,000 since inception, has a working capital deficit of $3,674,900 and a stockholders' deficit of $3,640,000. Further, the Company has a significant amount of notes and loans outstanding as of December 31, 1996.

     On February 4, 1997, the Company raised approximately $6.6 million of funds, net of underwriting commissions, printing costs, legal and accounting fees and other offering expenses, through an IPO (see Note 11), from which the Company repaid notes and loans outstanding at December 31, 1996 (see Note 3) and acquired VPI (see Note 10). Thus, with the increase in available funds, management expects to be able to complete its business plan, which consists of product and market development, additional complementary business acquisitions and the expansion of sales and licensing of the FACTOR 1000(R) product.

     Although in 1995 there was substantial doubt about the Company's ability to continue as a going concern, the above mitigating factors have increased the Company's ability to complete transactions in the normal course of business and continue as a going concern.

2.   NOTE RECEIVABLE

     In August 1995, the Company entered into a sublicense agreement (the Agreement) with SportsTrac, Inc., a company whose chief executive officer is a minority stockholder and former executive officer of the Company. The Agreement provides for the exclusive, world-wide sublicense of sports and on-field-athletic-performance related uses of the FACTOR 1000(R) system, through November 2008. As consideration for the sublicense, the Company received $300,000 in cash and a $700,000 non-interest bearing note payable which was

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     paid in two equal installments in March 1996 and August 1996. The Company recognized $700,000 in revenue during 1996 and $300,000 during 1995. In addition, the Company is entitled to royalties at 8.5% of cash receipts from the sale of products or services containing the licensed technology.

3.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                    December 31,  December 31,
                                                       1995           1996
==============================================================================
     Notes payable related to bridge financing
       secured by all assets of BFI, no monthly
       installments, stated interest at 12%,
       effective interest at 21%, maturity date at
       closing of IPO. (1)                           $750,000      $750,000

     Notes payable related to bridge financing,
       unsecured, no monthly installments, stated
       interest at 10%, effective interest at 21%,
       maturity date at closing of IPO. (2)(8)        300,000       350,000

     Notes payable related to bridge financing,
       unsecured, no monthly installments, stated
       interest at 10%, effective interest at 25%,
       maturity date at closing of
       IPO. (3)(8)                                         --       315,000

     Notes payable related to bridge financing,
       unsecured, no monthly installments, stated
       interest at 10%, effective interest at 30%,
       maturity date at closing of
       IPO. (4)(8)                                         --       300,000

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

                                                       December 31,  December 31,
                                                            1995         1996
     ============================================================================
     Notes payable, related to bridge financing,
       unsecured, no monthly installments, stated
       interest at 10%, effective interest at 50%,
       maturity date at closing of
       IPO. (5)                                         $       --   $  500,000

     Notes payable to stockholders, unsecured, no
       monthly installments, interest ranging from 10%
       to prime plus 2% (10.5% and 10.25% at December
       31, 1995 and 1996), maturity date at
       closing of IPO. (6)                                 321,500      326,500

     Note payable to a vendor for unpaid royalties
       under licensing agreement, unsecured, monthly
       installments of $7,500 through August 1996,
       interest at prime plus 3% (11.5% at December
       31, 1995)                                            62,700           --

     Other, including $38,000 to former
       BFI officer in 1995. (7)                             82,400       26,600
     --------------------------------------------------------------------------
                                                         1,516,600    2,568,100

     Less current portion                                  742,400    2,568,100
     --------------------------------------------------------------------------

                                                        $  774,200   $       --
     ==========================================================================

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     All notes have current maturities and, except $12,500 due to an officer and $4,100 for a capital lease, were paid off in February 1997 utilizing proceeds from the IPO (see Note 11).

     (1) In December 1994, BFI entered into a Secured Note and Warrant Purchase Agreement (the Agreement) with the Purchasers named therein. BFI authorized the issuance of secured promissory notes in the aggregate principal amount of $750,000. Accrued interest totaled $90,600 and $179,000 as of December 31, 1995 and 1996, respectively.

          In March 1996, BFI and a majority of the Purchasers entered into an amendment to the Agreement. The amendment provided that, upon closing of the IPO, note holders would receive, at no additional cost, two shares of BFI Common Stock (the "Additional Shares") for each $10 of the original principal balance of the notes. In May 1996, BFI accelerated the issuance of the Additional Shares and issued 112,500 shares to the Purchasers in respect of the Agreement. BFI recorded $75,000 of debt issue costs in 1996, based on the estimated fair value of $0.67 per share. In October 1996, BFI and a majority of the purchasers entered into another amendment to the Agreement. Pursuant to the amendment, upon consummation of the IPO (see Note 11), the outstanding principal and all accrued interest on the notes was converted into the Company's Common Stock at a conversion price equal to the price per share to the public of the Common Stock sold in the IPO (IPO price). In addition, upon closing of the IPO, note holders received, at no additional cost, a warrant to purchase 50 shares of BFI Common Stock for each $1,000 of the outstanding principal balance of the note held by such holder at an exercise price equal to 120% of the IPO price.

     (2) In December 1995, BFI entered into a Secured Note and Stock Purchase Agreement (the "December 1995 Agreement") with the Purchasers named therein. BFI authorized the issuance of secured promissory notes (the "Notes") in the aggregate principal amount of $350,000 of which $300,000 was received as of December 31, 1995. In connection with the issuance of the

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

          Notes, BFI issued an aggregate of 26,200 shares of BFI Common Stock and recorded $17,500 of debt issue costs in 1995, based on the estimated fair value of $0.67 per share. Accrued interest totaled $1,600 and $36,400 as of December 31, 1995 and December 31, 1996,
          respectively. The notes were secured by BFI's note receivable from SportsTrac, Inc.

          In March 1996, BFI and a majority of the Purchasers entered into an amendment (the "Amendment") to the December 1995 Agreement. Pursuant to the Amendment, upon closing of the proposed bridge loan, note holders would receive, at no additional cost, two shares of BFI Common Stock (the "Additional Shares") for each $10 of the original principal balance of the Notes. In May 1996, BFI accelerated the issuance of the Additional Shares and issued 52,500 shares to the Purchasers pursuant to the Amendment. BFI recorded $35,000 of debt issue costs in 1996, based on the estimated fair value of $0.67 per share. In October 1996, BFI and a majority of the Purchasers entered into an amendment to the December 1995 Agreement which, among other things, terminated the noteholders' security interest (see Note 2).

     (3) In February 1996, BFI authorized the issuance of unsecured promissory notes in the aggregate principal amount of $315,000 pursuant to an Unsecured Note and Stock Purchase Agreement (the "February 1996 Agreement"). In connection therewith, BFI issued an aggregate of 70,900 shares of BFI Common Stock and recorded $47,300 of debt issue costs in 1996, based on the estimated fair value of $0.67 per share. Accrued interest on these notes totaled $26,000 as of December 31, 1996.

     (4) In May 1996, BFI authorized the issuance of unsecured promissory notes in the aggregate principal amount of $300,000 pursuant to Unit Subscription Agreements (the "May 1996 Agreements"). In connection therewith, BFI issued an aggregate of 67,500 shares of BFI Common Stock and recorded $45,000 of debt issue costs in 1996, based on the estimated fair value of $0.67 per share. Accrued interest on these notes totaled $17,400 as of December 31, 1996.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     (5) In November 1996, BFI authorized the issuance of unsecured promissory notes in the aggregate principal amount of $500,000 pursuant to Unit Subscription Agreements (the "November 1996 Agreements"). In connection therewith, BFI issued warrants to purchase an aggregate of 500,000 shares of BFI Common Stock at an exercise price equal to 120% of the IPO price and recorded $50,000 of debt issue costs in 1996, based upon the estimated fair value of the warrants. Accrued interest on these notes totaled $7,700 as of December 31, 1996.

     (6) Accrued interest on these notes totaled $147,100 and $196,800 as of December 31, 1995 and December 31, 1996, respectively.

     (7) In March 1996, BFI and a former BFI officer and current minority stockholder entered into a Settlement Agreement under which BFI agreed to pay the former BFI officer $75,000 in complete settlement of all claims, including $38,000 in principal amount of unsecured notes and related accrued interest of approximately $13,000. The amount of settlement in excess of the principal and accrued interest was charged to administrative expense for the year ended December 31, 1995.

     (8) In October 1996, BFI and the note holders entered into an amendment to each of the December 1995, February 1996 and May 1996 Agreements, pursuant to which, upon consummation of the IPO (see Note 11), the principal of each such note was paid in full utilizing the proceeds of the IPO and all accrued interest through the IPO closing date was converted into the Company's Common Stock at the IPO price. Also per these amendments, upon the closing of the IPO, the Company issued to each note holder, at no additional cost, a warrant to purchase 75 shares of the Company's Common Stock for each $1,000 of the original principal balance of the notes at an exercise price equal to 120% of the IPO price.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

4.   STOCKHOLDERS' EQUITY

     In May 1994, pursuant to the PFI Merger Agreement, each share of Series A, B, and C Preferred Stock and each share of Series D Preferred Stock of PFI was converted into .05 and .41 shares, respectively, of Series A Preferred Stock of BFI. In addition, each share of PFI Common Stock was converted into .05 shares of BFI Common Stock.

     At December 31, 1994, BFI had 66,200 shares (giving effect to the reverse stock split and the 3-for-4 BFI Merger exchange as mentioned below) of its Series A Preferred Stock issued and outstanding. All outstanding shares of BFI Series A Preferred Stock at December 31, 1994 were fully paid and non-assessable. Holders of BFI Series A Preferred Stock had the right to convert, at any time, some or all of their shares into fully paid and non-assessable shares of BFI's Common Stock. In July 1995, holders of the BFI Series A Preferred Stock consented to such conversion, and accordingly, all shares of BFI Series A Preferred Stock were converted into the same amount of fully paid non-assessable shares of BFI Common Stock.

     Pursuant to an amendment to the Certificate of Incorporation approved by BFI's Board of Directors and stockholders effective November 1995 (the Charter Amendment), BFI was authorized to issue 10,000,000 shares of Common Stock, $0.01 par value per share, and 10,000,000 shares of Preferred Stock, $0.01 par value per share. As provided in the Charter Amendment, each 24 shares of BFI's Common Stock issued and outstanding were reclassified into one share of BFI Common Stock. Accordingly, all references in the financial statements to share amounts, per share amounts and stock option plan data have been restated to reflect this 1-for-24 reverse stock split.

     The Charter Amendment also provided that the BFI board of directors could authorize the issuance of Preferred Stock as a class or in one or more series and could designate, for a class or each series of Preferred Stock, the number of shares, dividend rate, terms of redemption, conversion privilege and voting rights. As of December 31, 1996, no BFI Preferred Stock was issued and outstanding, and no series of BFI Preferred Stock had been designated.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     In February 1997, pursuant to the BFI Merger agreement, all outstanding shares of BFI Common Stock were exchanged for the Company's Common Stock. The financial statements have been retroactively restated to give effect to the 3-for-4 exchange ratio in connection with the BFI Merger (see Note
     10). Accordingly, all references in the financial statements to share amounts and per share amounts have been adjusted to reflect the BFI Merger exchange, except the BFI stock option plan data which has not been restated (see Note 5).

     In connection with the issuance of $750,000 of notes in December 1994, $350,000 of notes in December 1995, $315,000 of notes in February 1996 and $300,000 of notes in May 1996 (see Note 3), BFI issued to the note holders an aggregate of 329,600 shares of BFI Common Stock at $0.01 per share. During 1995 and 1996, the Company recorded $17,500 and $202,300, respectively, in debt issue costs based on the estimated fair value of $0.67 per share.

5.   STOCK OPTIONS AND WARRANTS

     Stock Options
     -------------

     BFI's Stock Option Plan adopted in February 1994 (the BFI Plan), which is administered by the Board of Directors, provides for the granting of 1,302,000 stock options. Upon consummation of the BFI Merger (see Note
     10), the stock options outstanding under BFI's Plan were regranted by the Company, and will be subject to the terms of the Equity Incentive Plan adopted by the Company and approved by its stockholders on January 23, 1997. Options granted may be either incentive stock options, as defined in the Internal Revenue Code, or non-qualified options. The stock options are exercisable over a period determined by the Board of Directors of BFI, but no longer than ten years after the date of grant. The vesting schedule for incentive stock options usually covers a three-year period ranging from one-third immediately and the remainder equally over the next two years to 100% at the end of the third year. Vesting for non-qualified stock options is determined on a grant-by-grant basis. Incentive stock options must have an exercise price of not less than fair market value

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     of the Common Stock on the date of grant (or, for incentive stock options granted to a person holding more than 10% of the voting power of BFI, options must have an exercise price equal to 110% of the fair market value, and be exercisable for a period of five years). The aggregate fair value of the Common Stock subject to options granted to an optionee that are exercisable for the first time by an optionee during any calendar year may not exceed $100,000. Options generally expire three months following termination of employment. BFI recorded no compensation expense related to grants and exercise of stock options in 1996 and $2,600 in 1995.

     The following table summarizes transactions pursuant to the BFI Plan without giving effect to the BFI Merger:

                                                 Weighted
                                                  Average           Option
                                                 Remaining         Exercise
                                     Number     Contractual         Price
                                   of Shares       Life           Per Share
     =======================================================================

     Options outstanding at
       December 31, 1994             31,968                    $4.80-$141.36

     Granted                        875,000                    $        0.50
     Canceled                       (31,438)                   $4.80-$141.36
     Exercised                         (530)                   $        4.80
     -----------------------------------------------------------------------

     Options outstanding at
       December 31, 1995            875,000      9.8 years     $        0.50

     Granted                         75,000                    $        0.50
     -----------------------------------------------------------------------

     Options outstanding at
       December 31, 1996            950,000      8.8 years     $        0.50
     =======================================================================

     Options available for grant
       at December 31, 1996         352,000                               --
     Options exercisable at
       December 31, 1996            633,611      8.8 years     $        0.50
     =======================================================================

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     The total number of options granted in 1995 consisted of non-statutory options to purchase 280,000 shares and incentive stock options to purchase 595,000 shares. Incentive stock options to purchase 75,000 shares were granted in 1996.

     Pursuant to the BFI Merger agreement, the Company granted options to purchase 5.625 shares of the Company's Common Stock at an exercise price equal to 80% of the IPO price for each 10 shares of BFI Common Stock the optionee was entitled to purchase under the Plan (see Note 10). At December 31, 1996, after giving effect to the BFI Merger agreement, the total number of shares to be purchased for options outstanding is 534,375, and the number of shares for options available for grant is 442,125.

     On February 3, 1997, the Company granted to three VPI employees, upon closing of the IPO, options to purchase an aggregate of 100,000 shares (after giving effect to the BFI Merger agreement) of common stock at the IPO price, 50% of which will vest 18 months from the date of grant and 50% of which will vest on the second anniversary of the date of grant.

     Also on February 4, 1997, the Company granted stock options to two directors to purchase an aggregate of 33,750 shares (after giving effect to the BFI Merger agreement) of common stock at the IPO price, 50% of which will vest one year from the date of grant and 50% of which will vest on the second anniversary of the date of grant.

     BFI applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plan. Under APB Opinion No. 25, because the exercise price of BFI's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

     FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company's stock option plans had been determined in accordance

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     with the fair value based method prescribed in FASB Statement No. 123. BFI estimates the fair value of each stock option at the grant date by using the minimum value approach with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no dividend yield for any year; near-zero volatility for both years; risk-free interest rates of 6.65% and 6.6%; and expected lives of approximately three years and four years.

     Under the accounting provisions of FASB Statement No. 123, BFI's net loss would have been increased to the pro forma amounts indicated below:

     Years ended December 31,                 1995                1996
     ---------------------------------------------------------------------
     Net loss
       As reported                        $(1,138,900)         $(1,828,000)
       Pro forma                          $(1,217,700)         $(1,837,000)
     =====================================================================

     Warrants
     --------

     In connection with previous financings, BFI issued warrants to acquire 7,184 shares of Common Stock at $25.92 per share, which have been assumed by NHancement in connection with the BFI Merger. Therefore, 7,184 shares of Common Stock are reserved for issuance upon conversion of outstanding Common Stock warrants.

     In December 1994, BFI entered into Secured Note and Warrant Purchase Agreements with various individuals for notes with an aggregate principal amount of $750,000 (see Note 3). Under this Agreement, BFI issued warrants to purchase up to an aggregate of 7,800 shares of its Common Stock at a purchase price of $96.00 per share (250,000 shares at $3.00 per share prior to the 1-for-24 reverse stock split and the 3-for-4 BFI Merger exchange discussed elsewhere herein). At the issuance, the warrants were valued by the Company at an estimated fair value of $250,000. This amount was recorded in additional paid-in capital ($158,000 in 1994 and $92,000 in 1995). These warrants were subsequently canceled pursuant to the amendment to the Agreement entered into in March 1996.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     In October 1996, BFI and a majority of the holders of the December 1994, December 1995, February 1996 and May 1996 notes entered into amendments to the respective note agreements, pursuant to which, upon the closing of the IPO, the Company issued to each note holder a warrant to purchase Common Stock at an exercise price equal to 120% of the IPO price. The aggregate number of shares of Common Stock to be issued upon exercise of these warrants is approximately 109,900 (See Note 3).

     In November 1996, BFI entered into Unit Subscription Agreements with various individuals for notes with an aggregate principal amount of $500,000 (see Note 3). Under these agreements, BFI issued warrants to purchase up to an aggregate of 500,000 shares of its Common Stock at a purchase price of 120% of the IPO price, with a provision to prevent dilution in connection with the BFI Merger. The estimated fair value of the warrants was $50,000. This amount was recorded in additional paid-in capital in 1996.

6.   COMMITMENTS AND CONTINGENCIES

     The Company's impairment testing business exposes it to potential litigation (i) by employees of companies using the FACTOR 1000(R) system if the employee's employment relationship is affected thereby and (ii) by third parties who may be indirectly affected by the Company's services or products. Product and service liability insurance is expensive, to the extent it is available at all. As of December 31, 1996, the Company maintained general liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate, and an umbrella policy with a $5.0 million limit which was obtained in connection with the VPI Acquisition. The Company maintains products liability insurance of $2.0 million per occurrence and $2.0 million in the aggregate.

     The Company leases its office space under a non-cancelable lease agreement which expires in December 1998. The Company also leases certain office equipment under an operating lease agreement which terminates in July 2001. Future minimum commitments under these leases are as follows:

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     Year ending
     December 31,                                                    Amount
     =========================================================================
     1997                                                         $     57,000
     1998                                                               57,000
     1999                                                                8,000
     2000                                                                8,000
     2001                                                                5,000
     -------------------------------------------------------------------------

                                                                  $    135,000
     =========================================================================

     Rent expense for the office lease for the years ended December 31, 1995 and 1996 was $29,600 and $44,500, respectively.

     The Company's product is based on licensed technology. Accordingly, the Company is required to pay a royalty of up to 8.5% of sales of the related product. Beginning January 1997 the license agreement also provides for a minimum aggregate payment over each three-year period of $150,000. In addition, the Company's license permits the sublicense of the CTT technology and requires that the Company make payments to its licensor on such sublicensing arrangements as follows: (i) a royalty payment of 8.5% on up to $250,000 of the initial sublicense fee and 50% of any sublicense fee in excess of $250,000; and (ii) a royalty payment equal to 50% of the sublicense fee, which amount must be at least 4.25% of the sublicensee's gross contract revenue. The Company's ability to sell its product is dependent on the continuation of this license.

     The Company has entered into employment agreements with two officers that provide for specified severance payments should the Company terminate the executive's employment with the Company, other than for cause. The amount to be paid is two years' base salaries and bonuses.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

7.   RELATED PARTY TRANSACTIONS

     During the years 1991 through 1994, BFI borrowed approximately $415,800 in aggregate from four stockholders. As of December 31, 1995 and 1996, the principal balance was $321,500 and $326,000, respectively, and accrued interest was $147,100 and $196,800, respectively (see Note 3).

     During 1992 and 1993, BFI borrowed approximately $38,000 from a former BFI officer. In March 1996, BFI and the former officer entered into a Settlement Agreement under which BFI agreed to pay the former officer $75,000 in complete settlement of all claims, including $38,000 in principal amount of unsecured notes and the related accrued interest of approximately $13,000 (see Note 3).

     Pursuant to Secured Note and Warrant Purchase Agreements dated December 1994 (as subsequently amended), BFI borrowed approximately $47,900 from two BFI officers, $55,000 from two BFI directors, $35,000 from a former BFI director, $25,000 from a corporation of which a BFI director is chairman, and $100,000 from a corporation controlled by a director of BFI. As of December 31, 1995 and December 31, 1996, the principal balance was $262,900 at each date and accrued interest was $25,900 and $57,800, respectively. These borrowings are included in the $750,000 December 1994 bridge financing (see Note 3).

     In June 1996, BFI issued an aggregate of 178,700 shares of its Common Stock to three of its officers in lieu of cash compensation; and, in June 1996, BFI issued an aggregate of 37,500 shares to two of its directors for services rendered. These shares were valued at $0.67 per share. In connection therewith, $110,000 was accrued as deferred compensation to officers as of December 31, 1995, and the Company recorded an additional $9,700 of compensation expense and $25,000 of outside service fees in 1996.

     On November 5, 1996, two of BFI's officers, VPI and a company controlled by a director of BFI purchased $135,000, $50,000 and $50,000, respectively, of unsecured promissory notes pursuant to Unit Subscription Agreements. At December 31, 1996, the aggregate principal and accrued interest outstanding relating to these notes

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     payable to related parties was $235,000 and $3,600, respectively. These borrowings are included in the $500,000 November 1996 bridge financing (see Note 3).

8.   CONCENTRATION RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. Periodically throughout 1996 and 1995, the Company maintained a balance in one bank account in excess of the federally insured limit of $100,000. The Company's accounts receivable are unsecured and are due from customers located across the United States. The Company performs on-going credit evaluations of its customers' financial conditions and establishes an allowance for doubtful accounts based upon credit risk of specific customers, historical trends and other information.

     One customer accounted for 68% and 88% of total net sales for the years ended December 31, 1995 and 1996.

9.   INCOME TAXES

     From its inception, the Company has generated losses for both financial reporting and tax purposes. As of December 31, 1996, the Company's net operating losses for federal income tax purposes were approximately $7 million, and expire between the years 2003 and 2011. For state income tax purposes, as of December 31, 1996, the Company had net operating loss carryforwards of approximately $1.3 million for the State of California and $4.0 million for the State of Colorado, which expire in 1997 and in years between 2008 and 2011, respectively. The Company files its income tax returns on the modified cash method of accounting; this creates the primary differences between the Company's net operating losses for financial reporting and tax purposes. As of December 31, 1996, the combined Federal and state tax benefit of the net operating loss carryforwards was approximately $2.5 million, and the deferred tax asset related to the modified cash method of accounting was approximately $0.6 million. This deferred tax asset totaling $3.1 million has been completely offset by a valuation allowance since management cannot determine that it is more likely than not that the deferred tax asset can be realized. The use of such net operating loss carryforwards will be

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     subject to annual limits if the Company has incurred an "ownership change." In general, an ownership change occurs if, during any three-year test period, the aggregate of all increases in percentage ownership by stockholders is more than 50%. Management has not made a determination if such change has occurred in connection with the Company's completion of its IPO (see Note 11).

10.  ACQUISITION AND MERGER TRANSACTIONS

     On February 3, 1997, NHancement merged a wholly-owned subsidiary with and into BFI, whereupon BFI, as the surviving corporation, became a wholly-owned subsidiary of NHancement, and the shares of NHancement Common Stock were exchanged for all the issued and outstanding common stock of BFI, in a ratio of three shares of Common Stock for every four shares of BFI common stock. Pursuant to the BFI Merger agreement, NHancement assumed
     (i) the obligations of BFI's outstanding stock options, by which assumption the optionee will have the right to purchase 5.625 shares of NHancement Common Stock for every 10 shares of BFI common stock the optionee could have purchased prior to the BFI Merger at an exercise price per share equal to 80% of the IPO Price, (ii) the obligations of BFI's issued and outstanding warrants in accordance with their terms, and (iii) the obligations of the Registration Rights Agreement dated as of September 1, 1996, and NHancement undertook to issue to certain holders of BFI notes, warrants to purchase an aggregate of 109,900 shares of NHancement's Common Stock, exercisable one year from the close of the IPO at an exercise price of 120% of the IPO Price.

     On February 3, 1997, the Company merged a wholly-owned subsidiary with and into VPI whereupon VPI, as the surviving corporation, became a wholly-owned subsidiary of the Company. This merger provided for the exchange of (i) the Company's unsecured promissory note in a principal amount of $1,000,000, bearing interest at the medium term T-bill rate, due on the third anniversary of the consummation of the merger, (ii) the Company's unsecured promissory note in a principal amount of $500,000, bearing interest at the medium term T-bill rate, due on the third anniversary of the consummation of the merger, and (iii) shares of NHancement Common Stock with an estimated fair value of $4,680,000 (of

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     which, shares valued at $2,400,000 were sold in the IPO, and the remainder of the shares are subject to restrictions on transferability under the Security Act of 1933 and pursuant to a lock-up agreement with the underwriter of IPO), for all the issued and outstanding common stock of VPI. In connection with the VPI Acquisition, the Company entered into a three-year employment agreement with the president and sole stockholder of VPI, pursuant to which the Company will pay a base salary of $150,000 per year, commissions of approximately $200,000 per year and an annual performance based bonus. The employment agreement provides that, if the Company materially breaches the agreement or terminates the employee without "cause," the Company will continue to pay base salary and 50% of the commissions for the duration of the term and, in the event of a material breach by the Company, the two promissory notes will be accelerated and immediately become due and payable. In addition, the Company has committed to pay signing bonuses in the aggregate amount of $170,000 to three employees of VPI. The bonuses, of which 50% was paid upon consummation of the IPO and the remainder is due in August 1997, are not contingent upon continued employment.

     The letter of intent which provided for the merger of Cossey-Capozzi, Inc.
     (CCA) and the Company expired without liability to the Company on March 31, 1997. The Company has not entered into any new agreements with CCA to extend the expiration date of the letter of intent or proceed with a merger.

11.  INITIAL PUBLIC OFFERING

     On February 4, 1997, the Company completed its IPO of 2,300,000 shares of $0.01 par value common stock, of which 1,700,000 shares were sold by the Company and 600,000 shares, representing a portion of the consideration for the outstanding shares of VPI, were sold by a stockholder of the Company. On February 11, 1997, the underwriters exercised an option to purchase from the Company an additional 345,000 shares of common stock to cover over-allotments. The Company raised approximately $6.6 million of funds, net of underwriting commissions, printing costs, legal and accounting fees and other offering expenses, from the offering (including the over-allotment shares) and did not receive any of the proceeds from the

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS

     sale of shares by the stockholder. The Company's common stock has been approved for quotation on The NASDAQ Stock Market Small Cap System. In connection with the closing of the IPO, the Company converted certain notes and related interest to common stock and issued warrants for various amounts of common stock for every $1,000 of notes (see Note 3).

12.  PRO FORMA

     The Company's unaudited pro forma financial statements give effect to the VPI Acquisition and the IPO. The acquisition of VPI is accounted for as a purchase with the assets acquired and the liabilities assumed recorded at estimated fair values.

     The pro forma financial statements as of December 31, 1996, and for the year then ended illustrate the effect on the Company's financial position and results of operations of the VPI Acquisition and the receipt and application of the net proceeds of the IPO. The unaudited pro forma balance sheet gives effect to the VPI Acquisition and the IPO, as if both transactions occurred as of December 31, 1996, and is based on the historical balance sheets of BFI and VPI as of that date. The pro forma statement of operations for the year ended December 31, 1996 are based on the historical statements of operations for those periods of BFI and VPI and assumes the VPI Acquisition and the IPO took place on January 1, 1996.

     The unaudited pro forma financial statements are not intended to be indicative of what the financial position or results of operations would have been had such transactions occurred at January 1, 1996 or to project the Company's results of operations or financial position for any future period. The pro forma financial statements are based on management's current estimate of the allocation of the purchase price for VPI. Actual allocations may differ.

     The unaudited proforma financial statements include the following adjustments related to the VPI acquisition:

     (a) To reflect the purchase price paid for VPI as follows:

         CONSIDERATION
           Common Stock - 600,000 selling shares                     $2,400,000
           Long-term notes                                            1,500,000
           Common Stock - 712,500 shares subject to
             lockup agreements                                        2,280,000
                                                                     ----------
             Total consideration                                     $6,180,000
                                                                     ----------
         CALCULATION OF GOODWILL:
           Net assets acquired(1)                                    $1,012,200
           Cost of Merger                                              (270,100)
                                                                     ----------
                                                                        742,100
                                                                     ----------

           Excess of cost over net assets acquired                   $5,437,900
                                                                     ==========

         (1) net assets of $390,600 and an increase of estimated fair value of
             (i) inventories of $436,300 and (ii) equipment of $135,500. The increase in valuation of inventories is based on estimated selling prices less a reasonable profit allowance for installation and selling effort. The increase in valuation of fixed assets is based on physical counts valued at current replacement cost.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.
                                                   A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS



     (b) To reflect the recording of estimated goodwill amortization of $543,800 for 1996, based on a 10-year amortization period.

     (c) To reflect the $50,000 increase in the corporate overhead resulting from the renegotiation of the employment agreement of the key management employees of VPI.

     (d) To reflect the increase in depreciation expense of $27,000 for 1996 resulting from the recording of certain equipment of VPI at estimated fair values.

     The receipt and application of IPO proceeds considered in the unaudited pro forma financial statements is summarized as follows:

     Gross IPO proceeds                                        $8,180,000
       Underwriting fees and costs                                818,000
       Printing costs                                             350,000
       Other offering costs                                       375,200
                                                               ----------
     Net IPO proceeds                                           6,636,800
                                                               ----------
     Use of proceeds:
       Repayment of current debt                                1,823,500
       Repayment of accrued interest                              197,000
                                                               ----------
     Net increase in cash and cash equivalents                 $4,616,300
                                                               ==========

     In addition, the pro forma financial statements reflect the conversion of $1,014,000 of current debt and accrued interest to common equity and a net $485,000 reduction in interest expense attributable to the aggregate decrease in current debt as a result of this conversion and the application of IPO proceeds. The reduction in interest expense is net of $90,000 of additional interest on the $1.5 million long-term notes.

     The weighted average shares outstanding is based on the estimated number of shares of common stock equivalents of BFI outstanding during the period, calculated as follows:

     Shares outstanding as of December 31, 1995                             93,225
     Cheap stock:
       Shares issued to note holders and management in 1996   519,575
       Shares of common stock equivalents related to
         stock options                                        534,375
       Less shares assumed to be repurchased pursuant to
         the Treasury Stock method                           (385,060)     668,890
                                                             --------
     Shares issued to VPI, including 600,000 selling shares              1,312,500
     Shares issued in the IPO to effect conversion and
       repayment of indebtedness                                           758,660
                                                                         ---------
     Total for combined companies, as adjusted for debt
       conversion and repayment from the proceeds of the IPO             2,833,275
                                                                         =========

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and the Stockholders of
Voice Plus, Inc.

We have audited the accompanying balance sheets of Voice Plus, Inc. as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voice Plus, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       /s/ BDO Seidman, LLP

                                       BDO Seidman, LLP

San Francisco, California
February 4, 1997, except for Note 1
 which is as of February 27, 1997

                                                               VOICE PLUS, INC.

                                                                 BALANCE SHEETS

===============================================================================
December 31,                                               1995         1996
===============================================================================
ASSETS

CURRENT
  Cash and cash equivalents (Note 8)                    $  457,400   $  697,200
  Accounts receivable, less allowance for doubtful
    accounts of $25,000 and $35,000 in 1995 and
    1996 (Note 8)                                        1,363,300    1,928,600
  Inventories (Note 8)                                     324,600    1,159,500
  Prepaid expenses and other (Note 7)                       38,800       81,800
  Deferred income taxes (Note 4)                            68,300           --
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     2,252,400    3,867,100
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net (Note 2)                       168,500      342,100
-------------------------------------------------------------------------------

Excess of cost over net assets acquired of Phonetics,
  net of accumulated amortization of $4,600 (Note 1)            --      214,700

OTHER ASSETS                                                17,400       24,400
-------------------------------------------------------------------------------

                                                        $2,438,300   $4,448,300
===============================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                                               VOICE PLUS, INC.

                                                                 BALANCE SHEETS

===============================================================================
December 31,                                               1995         1996
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Line of credit (Note 3)                               $       --    $       --
  Deferred revenues                                        816,100     1,732,600
  Accounts payable (Note 8)                                665,300     1,465,500
  Accrued expenses                                         174,800       425,800
  Commissions payable                                      119,600       109,000
  Accrued compensation and benefits (Note 6)                99,500       193,500
  Dividends payable                                             --       131,300
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                1,875,300     4,057,700
================================================================================

COMMITMENTS AND CONTINGENCIES (Notes 1, 3,
  5, 6, 8 and 10)

STOCKHOLDERS' EQUITY
  Common stock, no par - 100,000 shares
    authorized, 96,000 and 91,000 shares issued
    and outstanding in 1995 and 1996 (Note 7)               72,000        22,000
  Retained earnings                                        491,000       368,600
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                 563,000       390,600
-------------------------------------------------------------------------------
                                                        $2,438,300    $4,448,300
===============================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                                               VOICE PLUS, INC.

                                                       STATEMENTS OF OPERATIONS


===============================================================================
Years ended December 31,                                    1995        1996
===============================================================================
NET REVENUES                                             $7,258,900   $8,764,100

Cost of revenues (Note 6)                                 4,190,100    5,137,400
-------------------------------------------------------------------------------

GROSS PROFIT                                              3,068,800    3,626,700
-------------------------------------------------------------------------------

Marketing and selling (Note 6)                            1,242,800    1,598,000
General and administrative, including $550,000 of
  officer bonuses in 1995                                 1,540,300    1,080,700
-------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                  2,783,100    2,678,700
-------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                      285,700      948,000

Interest and other, net                                      30,600       32,300
-------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                  316,300      980,300

INCOME TAXES (Note 4)                                       144,500      102,700
-------------------------------------------------------------------------------

NET INCOME                                               $  171,800   $  877,600
===============================================================================


See accompanying summary of accounting policies and notes to financial statements.


PRO FORMA (Note 11)
  Historical income before income taxes                               $  980,300
  Pro forma income taxes                                                 392,100
--------------------------------------------------------------------------------

PRO FORMA NET INCOME                                                  $  588,200
================================================================================

                                                               VOICE PLUS, INC.

                                             STATEMENTS OF STOCKHOLDERS' EQUITY


==============================================================================================
                                              Common Stock                          Total
                                           ---------------------      Retained   Stockholders'
                                           Shares        Amount       Earnings      Equity
==============================================================================================
BALANCE, December 31, 1994                 96,000    $    72,000    $   419,200    $   491,200

Dividends                                                              (100,000)      (100,000)

Net income                                                              171,800        171,800
----------------------------------------------------------------------------------------------

BALANCE, December 31, 1995                 96,000         72,000        491,000        563,000

Dividends                                                            (1,000,000)    (1,000,000)

Repurchase and retirement of common
  stock (Note 7)                           (5,000)       (50,000)                      (50,000)

Net income                                                              877,600        877,600
----------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                 91,000    $    22,000    $   368,600    $   390,600
==============================================================================================


See accompanying summary of accounting policies and notes to financial statements.

                                                               VOICE PLUS, INC.

                                                       STATEMENTS OF CASH FLOWS

===================================================================================
Years ended December 31,                                     1995           1996
===================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $   171,800    $   877,600
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for doubtful accounts on accounts
        receivable                                            13,000         10,000
      Loss on disposition of assets                            3,500         35,200
      Depreciation and amortization                           46,900         86,200
      Deferred income taxes                                  (59,400)        68,300
      Changes in assets and liabilities, net of assets
        acquired and liabilities assumed:
         Accounts receivable                                (436,700)      (575,300)
         Inventories                                         (40,800)      (769,500)
         Prepaid expenses and other                          (20,400)       (47,200)
         Deferred revenues                                  (146,200)       855,700
         Accounts payable and accrued expenses               598,900        930,000
-----------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    130,600      1,471,000
-----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for purchase of Phonetics                               --        (95,800)
  Capital expenditures                                      (123,700)      (216,700)
-----------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                       (123,700)      (312,500)
-----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase and retirement of common stock                       --        (50,000)
  Dividends paid                                            (100,000)      (868,700)
-----------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                       (100,000)      (918,700)
-----------------------------------------------------------------------------------

                                                               VOICE PLUS, INC.

                                                       STATEMENTS OF CASH FLOWS

===================================================================================
Years ended December 31,                                     1995           1996
===================================================================================
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            $   (93,100)   $   239,800

CASH AND CASH EQUIVALENTS, beginning of year                 550,500        457,400
-----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                   $   457,400    $   697,200
===================================================================================


See accompanying summary of accounting policies and notes to financial statements.

                                                               VOICE PLUS, INC.

                                                 SUMMARY OF ACCOUNTING POLICIES


BUSINESS

Voice Plus, Inc. (the Company) is a retailer of voice processing equipment, and was incorporated in the State of California in April 1987. The Company also provides various services including equipment installation, technical support and ongoing maintenance. Revenues generated from providing these services were approximately 19% and 17% of total 1995 and 1996 revenues, respectively. The Company maintains offices in the states of California, New York, Washington, Arizona, and Texas.

CASH EQUIVALENTS

The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories consist primarily of systems and system components and are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets which approximate five years. Maintenance and repairs are expensed as incurred and improvements are capitalized.

EXCESS OF COST OVER NET ASSETS ACQUIRED

The excess of cost over net assets acquired, which relates to the Company's acquisition of Phonetics, Inc., is being amortized over a ten-year period using the straight-line method. The carrying value is periodically evaluated by the Company based on the expected future undiscounted operating cash flows of the related business.

REVENUE RECOGNITION

The Company recognizes revenue under several methods as dictated by the nature of the service or product provided and the terms of the sales agreement. System sales are recognized when all significant uncertainties about customer acceptance of the system have been resolved. Once system installation is complete, seller obligations, including estimated future technical support costs, are immaterial. Revenue from maintenance contracts is prorated over the life of the contract, normally one year, although the entire amount of the contract is collected at the beginning of the term. Services, labor and the sale of parts, upgrades, moves, adds and changes are recorded in the period shipped or provided.

                                                               VOICE PLUS, INC.

                                                 SUMMARY OF ACCOUNTING POLICIES

INCOME TAXES

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                               VOICE PLUS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS ACQUISITION

     On October 16, 1996, the Company entered into an Asset Purchase Agreement with Phonetics, Inc. (Phonetics) to purchase certain assets, including all inventory, fixed assets, customer lists, trademarks and logos, and assume certain liabilities, including all liabilities associated with equipment and office leases and all liabilities incurred in connection with the maintenance of service contracts with customers for consideration of approximately $247,900. Phonetics, located in Dallas, Texas, distributes voice processing equipment and provides various services including equipment installation, technical support and ongoing maintenance, primarily within the state of Texas. The acquisition was accounted for as a purchase, and, accordingly, the results of Phonetics' operations were included in the Company's financial statements commencing October 16, 1996.

     The purchase price and fair value of net assets acquired are summarized as follows:

     ==================================================================
     Components of purchase price:
       Cash to seller                                         $ 147,900(1)
       Amount due seller in 24 equal semi-monthly
        installments                                            100,000(2)
     ------------------------------------------------------------------

                                                                247,900
     ------------------------------------------------------------------

     Fair value of net assets acquired:
       Inventories                                               65,400
       Property and equipment                                    73,700
       Other assets                                               2,800
       Liabilities assumed                                     (113,300)
     ------------------------------------------------------------------

                                                                 28,600
     ------------------------------------------------------------------

     Excess of cost over fair value of net assets
       acquired                                               $ 219,300
     ==================================================================

                                                               VOICE PLUS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS


     (1) Of this amount, $75,000 was paid prior to December 31, 1996, and the remaining $72,900, which is included in accrued expenses at December 31, 1996, was paid on February 27, 1997.

     (2) Of this amount, $79,200 remains unpaid as of December 31, 1996 and is included in accrued expenses.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Phonetics as if the acquisition had occurred at the beginning of 1995, after giving effect to certain adjustments, including the amortization of excess of cost over net assets acquired, and the decrease in corporate overhead resulting from the renegotiation of employment agreements, the elimination of interest and management fees. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Phonetics had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future.

     Years ended December 31,                         1995          1996
     ----------------------------------------------------------------------
     Net sales                                     $8,186,000    $9,390,800
     ======================================================================

     Income before income taxes                    $  419,200    $1,049,900
     ======================================================================

                               Net income          $  228,400    $  947,200
     ======================================================================

     In connection with the acquisition of Phonetics, the Company entered into a one-year employment agreement with a former stockholder of Phonetics which provides for a base salary of $60,000, sales commissions payable pursuant to an annual sales compensation plan and a $60,000 bonus.

                                                               VOICE PLUS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS

2.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

     December 31,                                    1995            1996
     ======================================================================
     Automobiles                                   $171,300        $182,000

     Office equipment                                56,700         173,400

     Furniture and fixtures                          61,700          70,200

     Computers                                      105,900         193,800
     ----------------------------------------------------------------------
                                                    395,600         619,400
     Accumulated depreciation                       227,100         277,300
     ----------------------------------------------------------------------
                                                   $168,500        $342,100
     ======================================================================

3.   LINE OF CREDIT AGREEMENT

     At December 31, 1996, the Company had a $400,000 revolving line of credit collateralized by substantially all of the assets of the Company and guaranteed by the president who is also the sole stockholder of the Company. Interest is payable on outstanding borrowings at the bank's prime rate (8.25% at December 31, 1996) plus 1.5%. At December 31, 1995 and 1996, the Company had no outstanding borrowings under the line of credit. The credit agreement contains various restrictions which require, among other things, maintenance of certain financial ratios. At December 31, 1996, the Company was not in compliance with several of these covenants. As such, the Company may not be able to borrow under the line of credit until a waiver of these covenant violations has been obtained from the bank.

                                                               VOICE PLUS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS

4.   INCOME TAXES

     The provision for income taxes consists of:

     Years ended December 31,                       1995             1996
     ======================================================================
     Current
       Federal                                   $ 154,600        $  11,500
       State                                        49,300           22,900
     ----------------------------------------------------------------------
                                                   203,900           34,400

     Deferred
       Federal                                     (59,400)          68,300
     ----------------------------------------------------------------------
     Provision for income
       taxes                                     $ 144,500        $ 102,700
     ======================================================================

     Effective January 1, 1996, the Company elected to be taxed under the Subchapter S rules of the Internal Revenue Code. As a result of this change, the stockholders will report corporate taxable income in their individual tax returns and be taxed depending on their personal tax strategies. The effect of this change during the year ended December 31, 1996 was an elimination of the net deferred tax asset totaling $68,300 and the establishment of an $11,500 current tax liability for potential built-in gains on the effective date of election. Except for the state of New York, for which an S Corporation election was not filed, the states in which the Company operates recognize Federal S Corporation provisions but impose a tax at a reduced rate of approximately 1.5%. In connection with the purchase of the Company by NHancement Technologies, Inc. (NHancement), the Company terminated its status as a Subchapter S Corporation effective February 3, 1997 (see Notes 10 and 11).

     The following summarizes the difference between the income tax expense and the amount computed by applying the Federal income tax rate of 34% in 1995 to income before income taxes:

                                                               VOICE PLUS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS


     Year ended December 31, 1995
     ======================================================================
     Federal income tax at statutory rate                          $107,500
     State income taxes, net of Federal tax benefit                  33,000
     Other, net                                                       4,000
     ----------------------------------------------------------------------
                                                                   $144,500
     ======================================================================

     The effective tax rate for the year ended December 31, 1996 differs from the Federal statutory tax rate due to the change to Subchapter S corporation status effective January 1, 1996.

     Deferred tax assets comprise the following:

     December 31,                                    1995          1996
     ======================================================================
     Deferred revenue on system sales              $33,300     $         --

     State income taxes                             15,100               --

     Reserves and accrued liabilities               17,200               --

     Accumulated depreciation                        2,700               --
     ----------------------------------------------------------------------

     Net deferred tax asset                        $68,300     $         --
     ======================================================================


5.   COMMITMENTS

     The Company leases certain property consisting of corporate and sales office facilities and equipment under operating leases that expire at varying dates through May 2000. Certain facility leases require the Company to pay real estate taxes, maintenance and utilities.

                                                               VOICE PLUS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS


     The Company's future minimum lease commitments for operating leases are as follows:

     Year ending December 31,                                       Amount
     ======================================================================
     1997                                                          $142,700
     1998                                                            46,400
     1999                                                            47,900
     2000                                                            20,000
     ----------------------------------------------------------------------
                                                                   $257,000
     ======================================================================

     Rent expense under operating leases was $183,800 and $205,900 for the years ended December 31, 1995 and 1996, respectively.

     The Company has entered into two-year employment agreements with two employees which expire in January 1999 and provide for an annual base salary of $65,000, sales commissions payable pursuant to an annual sales compensation plan and performance-based bonus payments.

6.   ACCRUED COMPENSATION AND BENEFITS

     The Company has a 401(k) profit sharing plan in which all qualifying employees with a minimum of 1,000 hours of service at year end are eligible to participate. Matching contributions are made at the discretion of the Company's Board of Directors. The Company pays all fees to administer the plan. As of December 31, 1995 and 1996, the Company accrued matching contributions of up to 6.5% of employee base compensation, plus an additional $50,000 for the plan year ended December 31, 1995. Total expense under this plan was $99,500 and $48,100 for the years ended December 31, 1995 and 1996.

     During the year ended December 31, 1996, the Company declared a $250,000 discretionary bonus to key employees, of which $125,000 is included in cost of revenues and $125,000 is included in marketing and selling. At December 31, 1996, $110,000 of this bonus remains unpaid and is included in accrued compensation and benefits.

                                                               VOICE PLUS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS


7.   RELATED PARTY TRANSACTIONS

     A customer controlled by a minority stockholder of the Company purchased $99,700 of equipment from the Company during the year ended December 31, 1995. Included in accounts receivable at December 31, 1995 is $19,000 due from this related customer. In February 1996, the Company purchased this minority stockholder's 5% interest in the Company for $50,000 and retired the related shares of common stock.

     On November 5, 1996, the Company entered into a Unit Subscription Agreement with BioFactors, Inc. (BFI) which provides for the Company's purchase of one BFI unit, each unit consisting of (i) an unsecured promissory note of BFI in the principal amount of $50,000, with stated interest at 10%, no monthly installments and a maturity date of March 31, 1997, and (ii) a warrant to purchase 50,000 shares of BFI Common Stock at an exercise price of 120% of the Initial Public Offering (IPO) price of NHancement Technologies, Inc., the successor to BFI ("NHancement") (see
     Note 10), with a provision to prevent dilution in connection with the Merger of a wholly owned subsidiary of NHancement into BFI. At December 31, 1996, this $50,000 note receivable is included in prepaid expenses and other.

8.   CONCENTRATION RISK

     Revenues from one customer accounted for approximately 10% of total net revenues during the year ended December 31, 1995. Included in accounts receivable at December 31, 1995 is $431,900 due from this customer. Revenues from two customers accounted for approximately 29% and 16% of total net revenues during the year ended December 31, 1996. Included in accounts receivable at December 31, 1996 is $1,147,500 and $5,800 due from these two customers.

     Trade accounts receivable are due from numerous customers located in many geographic regions throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. The Company does not require collateral from its customers.

                                                               VOICE PLUS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS


     Substantially all of the Company's inventory purchases in 1995 and 1996 were made from one vendor, Centigram Communications Corporation (Centigram). Any termination or adverse change in the Company's distributor relationship with Centigram would have a material adverse impact upon the Company's voice processing business. In addition, the Company depends upon Centigram to offer products which are competitive with products offered by other manufacturers as to technological advancement, reliability and price. If Centigram's competitors should surpass Centigram in any of these qualities, the Company may be required to establish alternative strategic relationships. Any such development would have an adverse effect on the Company's business for an indefinite period until new supplier relationships could be established. Included in accounts payable at December 31, 1995 and 1996 are $634,800 and $1,395,200, respectively, due to Centigram.

     Cash and cash equivalents are held principally at two high quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit.

9.   STATEMENT OF CASH FLOWS

     Supplemental disclosures of cash flow information:

     Cash paid for:

     Years ended December 31,                          1995            1996
     ======================================================================
     Interest                                      $  1,100        $  4,100
     ======================================================================

     Income taxes                                  $226,000        $ 45,300
     ======================================================================

                                                               VOICE PLUS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS



10.  SUBSEQUENT EVENT

     On February 3, 1997, the Company merged with NHancement whereby NHancement acquired, prior to the consummation of NHancement's IPO on February 4, 1997, all outstanding shares of the Company. The consideration for the outstanding shares consists of (i) an unsecured promissory note in a principal amount of $1,000,000, bearing interest at the medium term T-bill rate, due on the third anniversary of the consummation of the Merger, (ii) an unsecured promissory note in a principal amount of $500,000, bearing interest at the medium term T-bill rate, due on the third anniversary of the consummation of the Merger, and (iii) shares of NHancement Common Stock with an estimated fair value of $4,680,000 (of which, shares valued at $2,400,000 were sold in the IPO, and the remainder of the shares are subject to restrictions on transferability under the Securities Act of 1933 and pursuant to a lock-up agreement with the underwriter of the IPO). In connection with the Merger, NHancement entered into a three-year employment agreement with the president and sole stockholder of the Company, pursuant to which NHancement will pay a base salary of $150,000 per year, commissions of approximately $200,000 per year and an annual performance-based bonus. The employment agreement provides that if NHancement materially breaches the agreement or terminates the employee without "cause," NHancement will continue to pay base salary and 50% of the commissions for the duration of the term and, in the event of a material breach, the two promissory notes will be accelerated and immediately become due and payable.

11.  PRO FORMA

     In connection with the purchase of the Company by NHancement, the Company terminated its status as a Subchapter S Corporation effective February 3, 1997. The pro forma adjustment reflects a provision for income taxes at an effective rate of 40% for the year ended December 31, 1996. Prior to January 1, 1996, the Company was a C Corporation.

                                EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
 27     -         Financial Data Schedule