Form 10QSB
period 1997-03-31
NHANCEMENT TECHNOLOGIES INC
filed 1997-05-05
CIK 1025985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------

                                  FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period  ended March 31, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                     --------------    -------------

                         COMMISSION FILE NUMBER 0-21999

                          ----------------------------

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

                          ---------------------------

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes   X     No
                                    ------     ------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes         No
                                   ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of April 21, 1997, there were 4,228,440 shares of Common Stock, $0.01 par value per share, outstanding.


         Transitional Small Business Disclosure Format (check one)

                               Yes   X      No
                                   ------      ------

================================================================================

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair statement of the information shown.

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.)

                                                      CONSOLIDATED BALANCE SHEET


                                                                  MARCH 31, 1997

ASSETS
CURRENT
     Cash and cash equivalents                                                             $ 4,057,600
     Accounts receivable, less allowance for doubtful accounts of $50,000                    1,511,100
     Inventory                                                                                 959,800
     Prepaid expenses and other                                                                268,100
                                                                                           -----------
         Total current assets                                                              $ 6,796,600

FURNITURE AND EQUIPMENT                                                                        633,600
Less accumulated depreciation                                                                 (123,900)
                                                                                           -----------
FURNITURE AND EQUIPMENT, NET                                                               $   509,700

EXCESS OF COST OVER NET ASSETS ACQUIRED, NET (Note 5)                                      $ 6,066,800

OTHER ASSETS                                                                                    21,900
                                                                                           -----------
                                                                                           $13,395,000
                                                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                      $   626,000
     Accrued liabilities                                                                       663,000
     Payroll related liabilities                                                               353,200
     Deferred revenue                                                                        1,511,600
     Deferred tax liabilities                                                                   40,000
                                                                                           -----------
         Total current liabilities                                                         $ 3,193,800

LONG-TERM DEBT, due stockholder (Note 3)                                                     1,500,000
                                                                                           -----------

TOTAL LIABILITIES                                                                            4,693,800

STOCKHOLDERS' EQUITY (Notes 3, 4, 6 and 7)
     Preferred stock, $0.01 par value, 2,000,000 shares authorized,
         no shares issued and outstanding                                                         --
     Common stock, $0.01 par value, 10,000,000 shares authorized,
         4,228,500 shares issued and outstanding                                                42,300
     Additional paid-in capital                                                             17,626,300
     Accumulated deficit                                                                    (8,967,400)
                                                                                           -----------

TOTAL STOCKHOLDERS' EQUITY                                                                 $ 8,701,200
                                                                                           -----------

                                                                                           $13,395,000
                                                                                           ===========

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    PRO FORMA
                                                                                            -----------------------------
                                                                                                     (Note 2)
                                                        THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                   ------------------------------           -----------------------------
                                                     March 31          March 31              March 31          March 31
                                                       1996              1997                  1996              1997
                                                   ------------      ------------           -----------       -----------
 NET SALES                                         $    379,800      $  1,431,900           $ 2,261,700       $ 2,283,000

 COST OF SALES                                           49,500           636,600             1,351,500         1,228,800
                                                   ------------      ------------           -----------       -----------
 GROSS PROFIT                                           330,300           795,300               910,200         1,054,200
                                                   ------------      ------------           -----------       -----------
 OPERATING EXPENSES
       Research and development  . . . . . .             23,200            23,700                23,200            23,700
       Selling, marketing and administrative            337,600           611,900             1,007,000           864,100
                                                   ------------      ------------           -----------       -----------
 TOTAL OPERATING EXPENSES                               360,800           635,600             1,030,200           887,800
                                                   ------------      ------------           -----------       -----------
 INCOME (LOSS) FROM OPERATIONS                          (30,500)          159,700              (120,000)          166,400
                                                   ------------      ------------           -----------       -----------
 OTHER INCOME (EXPENSE)
       Interest income . . . . . . . . . . .                --             38,400                10,600            40,700
       Interest expense  . . . . . . . . . .           (116,300)          (46,200)             (134,300)          (52,300)
       Amortization of excess of cost over
       net assets acquired . . . . . . . . .                 --           (98,900)             (148,400)         (148,400)
       Other                                             (2,000)               --                (2,000)            7,500
                                                   ------------      ------------           -----------       -----------
                                                       (118,300)         (106,700)             (274,100)         (152,500)
                                                   ------------      ------------           -----------       -----------
 INCOME (LOSS) BEFORE INCOME TAXES                     (148,800)           53,000              (394,100)           13,900

 INCOME TAXES                                                --            10,400                    --             9,500
                                                   ------------      ------------           -----------       -----------
 NET INCOME (LOSS)                                     (148,800)           42,600              (394,100)            4,400
                                                   ============      ============           ===========       ===========
 NET INCOME (LOSS) PER COMMON SHARE
 (Note 7)                                          $      (0.15)     $       0.02           $     (0.19)      $      0.00
                                                   ============      ============           ===========       ===========

 WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                        1,024,615         2,875,339             2,074,615         3,371,172
                                                   ============      ============           ===========       ===========

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                               COMMON STOCK
                                                 PAR VALUE             ADDITIONAL
                                           ------------------------      PAID-IN      ACCUMULATED
                                            Shares         Amount        CAPITAL       DEFICIT         TOTAL
                                           ---------      ---------    -----------   -----------    -----------
BALANCE, December 31, 1996                   612,800      $   6,100    $ 5,363,900   $(9,010,000)   $(3,640,000)

Issuance of common stock for
acquisition (Notes 1 and 3)                1,312,500         13,100      4,666,900                    4,680,000

Initial public offering of common
stock at $4.00 per share, net of
offering costs of $1,594,000 (Note 4)      2,045,000         20,500      6,565,500                    6,586,000

Issuance of common stock for
conversion of notes payable and
accrued interest (Note 4)                    258,200          2,600      1,030,000                    1,032,600

Net income                                                                                42,600         42,600
                                           ---------      ---------    -----------   -----------    -----------
BALANCE, March 31, 1997                    4,228,500      $  42,300    $17,626,300   $(8,967,400)     8,701,200
                                           =========      =========    ===========   ===========    ===========

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.)

                                            CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                             THREE MONTHS ENDED
                                                                --------------------------------------------
                                                                   MARCH 31, 1996          MARCH 31, 1997
                                                                --------------------    --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
       NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .    $           (148,800)   $             42,600
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED
          IN OPERATING ACTIVITIES:
       DEPRECIATION  . . . . . . . . . . . . . . . . . . . .                   8,800                  27,300
       AMORTIZATION OF EXCESS COST OVER NET ASSETS ACQUIRED                                           98,900
       AMORTIZATION OF DEBT ISSUANCE COSTS ON NOTES PAYABLE                   41,600
       CHANGES IN ASSETS AND LIABILITIES:
          ACCOUNTS RECEIVABLE  . . . . . . . . . . . . . . .                  (2,000)                420,000
          INVENTORY  . . . . . . . . . . . . . . . . . . . .                                          17,400
          PREPAID EXPENSES AND OTHER . . . . . . . . . . . .                  (9,400)               (220,300)
          OTHER ASSETS . . . . . . . . . . . . . . . . . . .                                          51,700
          ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES . .                (212,300)             (2,405,000)
                                                                --------------------    --------------------
 NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . .    $           (322,100)   $         (1,967,400)

 CASH FLOWS FROM INVESTING ACTIVITIES:
       CASH ACQUIRED FROM VPI ACQUISITION  . . . . . . . . .                                         851,900
       PURCHASE OF FURNITURE AND EQUIPMENT . . . . . . . . .                  (3,700)                (35,200)
                                                                --------------------    --------------------
 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES . . . .    $             (3,700)   $            816,700

 CASH FLOWS FROM FINANCING ACTIVITIES:
       PROCEEDS FROM INITIAL PUBLIC OFFERING OF COMMON STOCK,
          NET OF OFFERING COSTS  . . . . . . . . . . . . . .                                       6,962,200
       PREPAID STOCK OFFERING COSTS  . . . . . . . . . . . .                 (71,600)
       PROCEEDS FROM LONG-TERM DEBT  . . . . . . . . . . . .                 327,500
       PRINCIPAL PAYMENT OF LONG-TERM DEBT . . . . . . . . .                 (21,800)             (1,814,000)
                                                                --------------------    --------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . .    $            234,100    $          5,148,200

 NET (DECREASE) INCREASE IN CASH . . . . . . . . . . . . . .    $            (91,700)   $          3,997,500

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . .                 170,400                  60,100
                                                                --------------------    --------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . .    $             78,700    $          4,057,600
                                                                --------------------    --------------------

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On February 3, 1997, the Company acquired all outstanding shares of common stock of Voice Plus, Inc. in exchange for 1,312,500 shares of the Company's Common Stock with an estimated value of $4,680,000 and two promissory notes in an aggregate principal amount of $1,500,000. See Notes 1 and 3.


 Total Consideration:
       1,312,500 shares of Common Stock                 $         4,680,000
       Promissory notes                                           1,500,000
                                                        -------------------
                                                        $         6,180,000
       Cost of acquisition                                          270,100
                                                        -------------------
                                                        $         6,450,100
                                                        ===================
 Consideration was used for:
       Net assets acquired                                          555,100
       Excess of cost over net assets acquired                    5,895,000
                                                        -------------------
                                                        $         6,450,100
                                                        ===================




On February 4, 1997, the Company completed its initial public offering (see
Note 4). In connection therewith, the Company converted certain notes and related accrued interest in an aggregate amount of $1,032,600 into shares of its Common Stock.

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       ORGANIZATION

         NHancement Technologies Inc., a Delaware corporation (the "Company"), was incorporated in October 1996 as a holding company and successor to the business of BioFactors, Inc. ("BFI"), a Delaware corporation. On February 3, 1997, prior to the February 4, 1997 consummation of the initial public offering (the "IPO") of the Company's common stock (see
         Note 4), BFI merged with a subsidiary of the Company whereupon BFI, as the surviving corporation, became a wholly owned subsidiary of the Company (the "BFI Merger"). Also on February 3, 1997, the Company acquired Voice Plus, Inc. ("VPI"), a California corporation, a systems integrator and national distributor of voice processing equipment, pursuant to a transaction by which VPI merged with a subsidiary of the Company, whereupon VPI, as the surviving corporation, became a wholly owned subsidiary of the Company (the "VPI Acquisition"). The business of the Company is conducted by its operating company subsidiaries, BFI and VPI (see Note 3).

2.       FINANCIAL STATEMENT PRESENTATION AND NEW STANDARD

         The accompanying consolidated financial statements as of March 31, 1997, and for the three months ended March 31, 1997 and 1996, are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1996 presented in the Company's latest annual report on Form 10-KSB.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The consolidated financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the periods presented.

         The unaudited pro forma statements of operations combine the results of operations of the Company and VPI for the three months ended March 31, 1997 and 1996, as if the VPI Acquisition had occurred at the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of excess of costs over assets acquired, interest expense on notes payable to stockholder, additional salaries, and recalculation of estimated income taxes.

         This unaudited pro forma summary does not necessarily reflect the result of operations as they would have been had the VPI Acquisition occurred at the beginning of the periods presented and is not necessarily indicative of the results of operations for any future period.

         On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Calculations under the new standard, which will be adopted in the fourth quarter of 1997, are not expected to result in a significant difference from those under the current method.

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       ACQUISITION AND MERGER TRANSACTIONS

         Pursuant to the BFI Merger agreement, shares of the Company's common stock ("Common Stock") were exchanged for all the issued and outstanding common stock of BFI, in a ratio of three shares of Common Stock for every four shares of BFI common stock. In addition, the Company assumed (i) the obligations of BFI's outstanding stock options, by which assumption the optionee has the right to purchase
         5.625 shares of the Company's Common Stock for every 10 shares of BFI common stock the optionee could have purchased prior to the BFI Merger at an exercise price per share equal to 80% of the IPO Price, (ii) the obligations of BFI's issued and outstanding warrants in accordance with their terms, and (iii) the obligations of the Registration Rights Agreement dated as of September 1, 1996. The Company also undertook to issue to certain holders of BFI notes, warrants to purchase an aggregate of 109,900 shares of the Company's Common Stock, exercisable one year from the close of the IPO at an exercise price of 120% of the IPO Price.

         The VPI Acquisition agreement provided for the exchange of (i) the Company's unsecured promissory note in a principal amount of $1,000,000, bearing interest at the medium term T-bill rate, due on the third anniversary of the consummation of the VPI Acquisition, (ii) the Company's unsecured promissory note in a principal amount of $500,000, bearing interest at the medium term T-bill rate, due on the third anniversary of the consummation of the VPI Acquisition, and
         (iii) shares of the Company's Common Stock with an estimated fair market value of $4,680,000 (of which shares valued at $2,400,000 were sold in the IPO, and the remainder of the shares are subject to restrictions on transferability under the Securities Act of 1933, as amended, and pursuant to a lock-up agreement with the underwriter of the IPO), for all the issued and outstanding common stock of VPI. In connection with the VPI Acquisition, the Company entered into a three-year employment agreement with the president and sole stockholder of VPI, pursuant to which the Company agreed to pay a base salary of $150,000 per year, commissions of approximately $200,000 per year and an annual performance based bonus. The employment agreement provides that, if the Company materially breaches the agreement or terminates the employee without "cause," the Company will continue to pay base salary and 50% of the commissions for the duration of the term and, in the event of a material breach by the Company, the two promissory notes will be accelerated and immediately become due and payable. In addition, the Company committed to pay signing bonuses in the aggregate amount of $170,000 to three employees of VPI. The bonuses, of which 50% was paid upon consummation of the IPO and the remainder is due in August 1997, are not contingent upon continued employment.


4.       INITIAL PUBLIC OFFERING

         On February 4, 1997, the Company completed its IPO of 2,300,000 shares of $0.01 par value Common Stock, of which 1,700,000 shares were sold by the Company and 600,000 shares, representing a portion of the consideration for the outstanding shares of VPI, were sold by a stockholder of the Company. On February 11, 1997, the underwriters exercised an option to purchase from the Company an additional 345,000 shares of Common Stock to cover over-allotments. The Company raised approximately $6.6 million of funds, net of underwriting commissions, printing costs, legal and accounting fees and other offering expenses, totaling approximately $1,594,000, from the offering (including the over-allotment shares) and did not receive any of the proceeds from the sale of shares by the stockholder. The Company's Common Stock is quoted on The Nasdaq Stock Market SmallCap System.

         In connection with the closing of the IPO, the Company repaid principal amounts and the related accrued interest of various notes in an aggregate amount of approximately $2,027,000. In addition, the Company converted to its Common Stock certain notes and related accrued interest in an aggregate amount of $1,032,600 and issued to certain note holders warrants to purchase an aggregate of 109,900 shares of the Company's Common Stock at an exercise price of 120% of the IPO price.

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       EXCESS OF COST OVER NET ASSETS ACQUIRED, NET

         The excess of cost over net assets acquired is amortized over a 10-year period using the straight-line method. The carrying value is periodically evaluated for impairment by the Company based on the expected future undiscounted cash flows of the related business. As of March 31, 1997, the excess of cost over net assets acquired consisted of the following:

                                                 Excess of Costs
                                                 over Net Assets      Accumulated
                                                    Acquired         Amortization           Net
                                                -----------------   --------------    --------------
 Acquisition of Phonetics, Inc. by VPI
     in October 1996                            $         280,900   $      (10,200)   $      270,700

 VPI Acquisition                                        5,895,000          (98,900)        5,796,100
                                                -----------------   --------------    --------------
                                                $       6,175,900   $     (109,100)   $    6,066,800
                                                =================   ==============    ==============



         The Company is in the process of valuing the net assets acquired from VPI. Accordingly, the allocation of purchase price may be adjusted in future periods.

6.       STOCK OPTIONS

         During the three months ended March 31, 1997, the Company granted options to purchase approximately 453,000 shares of the Company's Common Stock principally to employees, including option grants to purchase 100,000 shares made in connection with the VPI Acquisition, with exercise prices ranging from $3.20 to $4.00 per share.

7.       NET INCOME (LOSS) PER SHARE

         Net income (loss) per common and common equivalent share using the weighted average of common and common equivalent shares outstanding was computed by applying Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83) for the three months ended March 31, 1996. Pursuant to SAB 83, common and common equivalent shares issued by the Company during the 12 months immediately preceding its initial public offering at a price below the initial public offering price, together with common share equivalents which result from the grant of common stock options having exercise prices below the initial public offering price during the same period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods prior to the initial public offering. Net income (loss) per share for periods subsequent to the initial public offering have been computed using the treasury stock method, under which the number of shares outstanding includes an assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such options and warrants to repurchase shares of the Company's Common Stock at current market prices.

8.       SUBSEQUENT EVENT

         In April 1997, three of the Company's executive officers and stockholders purchased a total of 150,000 shares of the Company's Common Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THREE MONTHS ENDED MARCH 31, 1997 VERSUS MARCH 31, 1996

         The following contains forward-looking statements regarding future events or the future financial performance of the Company that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

GENERAL

         NHancement Technologies Inc. ("NTI") was formed in 1996 as a holding company. On February 4, 1997, NTI completed the initial public offering of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Immediately prior to the closing of the IPO, through two separate mergers, BFI and VPI became wholly owned subsidiaries of NTI. The VPI merger was accounted for as a purchase, and the BFI merger was accounted for in a manner similar to a pooling-of-interests. Prior to these business combinations, each of BFI and VPI had been operating as an independent entity. For accounting purposes, BFI is considered the acquiror; accordingly, the financial data presented for the quarter ended March 31, 1996 include only BFI results of operations. The financial data presented for the quarter ended March 31, 1997 include three months' operating results of BFI and also includes two months (February and March) operating results of VPI (VPI was a separate company until February 4, 1997). The unaudited pro forma financial information for the three months ended March 31, 1997 and 1996 gives effect to the BFI and VPI mergers as if they occurred at the beginning of each period, with the assets and liabilities of BFI reflected at historical amounts, and assets and liabilities of VPI presented at estimated current fair values.

                          NHANCEMENT TECHNOLOGIES INC.
                          (FORMERLY BIOFACTORS, INC.)

                                                          QUARTERS ENDED
                                                         1996         1997
                                                         ----         ----
     Net sales                                           100.0 %     100.0 %
     Cost of sales                                        13.0 %      44.5 %
     Gross profit                                         87.0 %      55.5 %
     Research, selling and administration                 95.0 %      44.4 %
              Income (loss) from operations               (8.0)%      11.2 %
     Other expense                                       (31.2)%      (7.5)%
     Income (loss) before income taxes                   (39.2)%       3.7 %
     Income taxes                                          0.0 %      (0.7)%
     Net income (loss)                                   (39.2)%       3.0 %


         BFI is continuing development of its technology relating to employee impairment testing systems and had insignificant revenues during the first quarter of 1997. VPI is an integrator and distributor of voice processing and telecommunications systems for businesses and had significant revenues during the first quarter of 1997. Increased NTI revenue for the first quarter of 1997 of $1,052,100 (compared to $379,800 in the first quarter of 1996) was exclusively due to the acquisition of VPI and the recording of $1,419,400 of VPI revenues for February and March 1997; no such revenues were included in the first quarter of 1996. NTI's gross margin for the first quarter of 1997 decreased to 55.5% from 87.0% as a result of recording VPI revenues for February and March of 1997 with an associated gross margin of 56.8%. VPI's gross margin for February and March are usually high due to the recording of $250,000 in extremely high gross margin revenues during the period.
Management expects gross margin percentage in the low to mid- 40% range on future VPI sales, which is slightly higher than historical gross margin percentages, due to pricing adjustments from a key supplier. In the first quarter of 1996, BFI's net sales and gross margins were attributed to a $350,000 royalty fee with significantly high gross margin, and to early "beta" type customer installations of the FACTOR 1000 system with significant negative gross margins and high engineering and customer installation costs. In the first quarter of 1997, BFI's gross margins on revenues were negative as revenues were negligible with no royalty fees collected.

         Research, selling and administrative ("RS&A") expenses as a percentage of net sales decreased during the first quarter of 1997 versus the first quarter of 1996 ( 95.0% versus 44.4%) due to the acquisition of VPI, whose significant revenues materially altered operating percentages. RS&A expenses increased from $360,800, in the first quarter of 1996 to $635,600 in the first quarter of 1997, due to the recording of two months of VPI operating expenses offset by BFI's RS&A expenses, which decreased from $360,800 in the first quarter of 1996 to $118,300 for the first quarter of 1997 due to expense reductions and the allocation of expenses to the VPI operation.

         Other expense decreased from $118,300 in the first quarter of 1996 to $106,700 in the first quarter of 1997, primarily due to a decrease in interest expense on bridge financings which were repaid or converted into shares of NTI common stock upon consummation of the IPO. After the application of proceeds from the IPO, the Company has no interest-bearing debt except $1.5 million in promissory notes payable in connection with the VPI merger, and a capital lease liability of approximately $4,000. This reduction in interest expense of $70,100, and the increase in interest income of $38,400, was offset by the recording of the amortization of excess of cost over net assets acquired ("goodwill") associated with the VPI merger of $98,900 during February and March of 1997. The goodwill amount recorded and the associated amortization of goodwill may be adjusted in future periods as management continues to assess the proper valuation of the net assets acquired for the purpose of allocating the purchase price of VPI. Management is required to finalize the allocation of the purchase price within twelve months of the date of acquisition.

         The effective income tax rate of 19.6% in the first quarter of 1997 was substantially different from the federal statutory income tax rate of 42% principally due to the application of BFI's current losses and net operating loss carrying forward which offset the profits of VPI on a consolidated tax return basis. The zero effective income tax rate for the first quarter of 1996 reflects only BFI which operated at a significant loss during the period and thus recorded no income tax expense. VPI operated as a Subchapter S corporation status during 1996. NTI will file consolidated tax returns as a C corporation in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1997, net cash used in the operating
activities of NTI was $1,967,400.   Net cash provided by investing and
financing activities totaled $5,964,900 due to NTI's completion of the acquisition of VPI, which had $851,900 in cash, and to the completion of the IPO with net proceeds of about $7.0 million to the Company of which $1.8 million repaid long-term debt, the remainder of which resulted in a net increase in cash of about $4.0 million during the quarter. NTI's working capital at March 31, 1997 was $3.7 million. The current ratio at March 31, 1997 was 2.1 to 1, primarily due to the completion of the IPO and acquisition of Voice Plus, Inc.

         As of March 31, 1997, NTI had outstanding debt of $1.5 million and $12,200 of associated accrued interest all payable to its largest shareholder (the former owner of VPI). The Company utilized proceeds from its IPO to repay about $2.1 million of debt and interest accrued at rates between 10% and 12% per annum. The Company intends to spend remaining IPO proceeds to fund approximately $500,000 of product and market development costs for the FACTOR 1000 system and for general corporate purposes, including future acquisitions.

         Management estimates that it will incur minimal capital expenditures during 1997. However, the Company plans to relocate and consolidate its corporate offices in California and, in connection with that move and consolidation, may incur certain costs associated with new leasehold improvements. It is anticipated that all other capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

         Based upon its present plans, management believes that operating cash flow, available cash and available credit resources are adequate to make the repayments of indebtedness described herein, to meet the working capital cash needs of the Company and to meet anticipated capital needs during the next 12 months. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to implement successfully its acquisition program, and it will use various methods to finance acquisitions, including the payment of cash, for this purpose.

ACCOUNTING STANDARDS

         On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Calculations under the new standard, which will be adopted in the fourth quarter of 1997, are not expected to result in a significant difference from those under the current method.



                                    PART II
                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

         EXHIBIT
          NUMBER                                      DESCRIPTION OF EXHIBIT
          ------                                      ----------------------
           3.1          --  Certificate  of Incorporation  with  the  Amended and  Restated  Certificate of
                            Incorporation (1)
           3.2          --  Amended and Restated Bylaws (1)
          10.2          --  Agreement and  Plan  of  Merger, dated  as  of October  30, 1996,  between  the
                            Company, BFI Acquisition Corporation and BFI (1)
          10.3          --  Agreement  and Plan  of  Merger, dated  as  of  October 25,  1996,  between the
                            Company,  VPI  Acquisition Corporation,  VPI and  James S.  Gillespie, together with Forms of Promissory Notes (1)
          10.12         --  Equity Incentive Plan (1)
          10.13         --  Employment Agreement,  dated as  of October 30,  1996, between Douglas S.  Zorn and the Company (1)
          10.14         --  Employment Agreement, dated  as of October 25, 1996, between James S. Gillespie and the Company (1)
          10.15         --  Employment Agreement,  dated as of October 30, 1996, between Esmond T. Goei and the Company (1)
          10.21         --  Stockholder Agreement,  dated October 25, 1996,  between the Company  and James
                            S. Gillespie (1)
          10.22         --  1997 Management and Company Performance Bonus Plan (1)
          10.23         --  Employment  Agreement, dated as of November 1, 1996, between Diane E. Nowak and
                            VPI (1)
          10.24         --  Employment Agreement,  dated as  of November  1, 1996, between  Bradley Eickman and VPI (1)
          10.27         --  Registration Rights Agreement, dated October 25,  1996, between the Company and
                            James S. Gillespie (1)
          11            --  Statement regarding computation of per share earnings
          27            --  Financial Data Schedule

                 _________________
                 (1) Incorporated by reference to the Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on January 30, 1997.

(b)      Reports on Form 8-K

         Report on Form 8-K filed by the Company on April 7, 1997, reported on the expiration of the letter of intent to acquire C.C. & Associates previously disclosed in the Company's Prospectus.



                  (Rest of this page intentionally left blank)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NHANCEMENT TECHNOLOGIES INC.



                                By:   /s/ Esmond T. Goei
                                   ------------------------------------------
Date: May 1, 1997                     Esmond T. Goei
                                      Chairman of the Board, Chief Executive
                                      Officer, President and Director



                                By:  /s/ Douglas S. Zorn
                                   ------------------------------------------
Date: May 1, 1997                    Douglas S. Zorn
                                     Executive Vice President-Finance,
                                     Secretary, Treasurer, Chief Operating
                                     and Financial Officer and Director

                                 EXHIBIT INDEX



        EXHIBIT
         NUMBER                                      DESCRIPTION OF EXHIBIT
         ------                                      ----------------------
          3.1          --  Certificate of  Incorporation with  the  Amended  and Restated  Certificate  of
                           Incorporation (1)
          3.2          --  Amended and Restated Bylaws (1)
         10.2          --  Agreement  and Plan  of  Merger, dated  as  of  October 30,  1996,  between the
                           Company, BFI Acquisition Corporation and BFI (1)
         10.3          --  Agreement and  Plan  of Merger,  dated as  of  October 25,  1996,  between  the
                           Company, VPI  Acquisition  Corporation, VPI  and James  S. Gillespie,  together with Forms of Promissory Notes (1)
         10.12         --  Equity Incentive Plan (1)
         10.13         --  Employment Agreement,  dated as  of October 30,  1996, between Douglas S.  Zorn and the Company (1)
         10.14         --  Employment Agreement, dated  as of October 25, 1996, between James S. Gillespie and the Company (1)
         10.15         --  Employment Agreement,  dated as of October 30, 1996, between Esmond T. Goei and the Company (1)
         10.21         --  Stockholder Agreement,  dated October 25, 1996,  between the Company  and James
                           S. Gillespie (1)
         10.22         --  1997 Management and Company Performance Bonus Plan (1)
         10.23         --  Employment Agreement, dated as of  November 1, 1996, between Diane E. Nowak and
                           VPI (1)
         10.24         --  Employment Agreement,  dated as  of November  1, 1996, between  Bradley Eickman and VPI (1)
         10.27         --  Registration Rights Agreement, dated October 25,  1996, between the Company and
                           James S. Gillespie (1)
         11            --  Statement regarding computation of per share earnings
         27            --  Financial Data Schedule

_________________

(1) Incorporated by reference to the Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on January 30, 1997.