Form 10QSB
period 1997-06-30
NHANCEMENT TECHNOLOGIES INC
filed 1997-08-12
CIK 1025985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-QSB
            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ___________ to

                         COMMISSION FILE NUMBER 0-21999

                            -----------------------

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

                                ----------------

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X]  No [ ]


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes[ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of August 11, 1997, there were 4,228,440 shares of Common Stock, $0.01 par value per share, outstanding.

    Transitional Small Business Disclosure Format (check one) Yes [X] No [ ]

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

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

                          NHANCEMENT TECHNOLOGIES INC.
                          (FORMERLY BIOFACTORS, INC.)

                           CONSOLIDATED BALANCE SHEET


                                                                                JUNE 30, 1997
                                                                                -------------
ASSETS
CURRENT
          Cash and cash equivalents                                              $  2,641,200
          Accounts receivable, less allowance for doubtful accounts of $50,000      2,170,100
          Note receivable from stockholder                                             60,000
          Inventory                                                                   604,600
          Prepaid expenses and other                                                  242,500
          Deferred tax assets                                                         142,000
                                                                                 ------------
                Total current assets                                             $  5,860,400

FURNITURE AND EQUIPMENT                                                               649,400
          Less accumulated depreciation                                              (168,700)
                                                                                 ------------
FURNITURE AND EQUIPMENT, NET                                                     $    480,700

EXCESS OF COST OVER NET ASSETS ACQUIRED, NET (Note 5)                            $  5,770,400

OTHER ASSETS                                                                          123,300
                                                                                 ------------
                                                                                 $ 12,234,800
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable                                                       $    415,700
          Accrued liabilities                                                         609,400
          Payroll related liabilities                                                 188,500
          Deferred revenue                                                          1,486,000
                                                                                 ------------
               Total current liabilities                                         $  2,699,600

LONG-TERM DEBT, due stockholder (Note 3)                                              760,000
                                                                                 ------------

TOTAL LIABILITIES                                                                   3,459,600

STOCKHOLDERS' EQUITY (Notes 3, 4, 6 and 7)
          Preferred stock, $0.01 par value, 2,000,000 shares authorized,
              no shares issued and outstanding                                           --
           Common stock, $0.01 par value, 20,000,000 shares authorized,
            4,228,500 shares issued and outstanding                                    42,300
          Additional paid-in capital                                               17,628,200
          Accumulated deficit                                                      (8,895,300)
                                                                                 ------------

TOTAL STOCKHOLDERS' EQUITY                                                       $  8,775,200
                                                                                 ------------
                                                                                 $ 12,234,800
                                                                                 ============

                          NHANCEMENT TECHNOLOGIES INC.
                          (FORMERLY BIOFACTORS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 --------------------------    --------------------------
                                                   JUNE 30       JUNE 30         JUNE 30        JUNE 30
                                                    1996           1997           1996           1997
                                                 ===========    ===========    ===========    ===========
NET SALES                                        $    12,100    $ 2,640,200    $   391,900    $ 4,072,100

COST OF SALES                                         22,300      1,522,800         71,800      2,159,400
                                                 -----------    -----------    -----------    -----------
GROSS PROFIT                                         (10,200)     1,117,400        320,100      1,912,700

OPERATING EXPENSES
Research and development                              24,600         19,100         47,800         42,800
Selling, marketing and administrative                641,500        873,900        979,100      1,483,600
Amortization of excess of cost over net assets
 acquired                                               --          147,400           --          246,300
                                                 -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSES                             666,100      1,040,400      1,026,900      1,772,700
                                                 -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                       (676,300)        77,000       (706,800)       140,000

OTHER INCOME (EXPENSE)
Interest income                                         --           34,100           --           72,500
Interest expense                                    (246,500)       (19,500)      (362,800)       (67,900)
Other                                                   --             --           (2,000)          --
                                                 -----------    -----------    -----------    -----------

                                                    (246,500)        14,600       (364,800)         4,600
                                                 -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                   (922,800)        91,600     (1,071,600)       144,600
INCOME TAXES                                            --           19,500           --           29,900
                                                 -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                   (922,800)        72,100     (1,071,600)       114,700
                                                 ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE
(Note 7)                                         $     (0.86)   $      0.02    $     (0.97)   $      0.03
                                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING
                                                   1,024,615      4,324,967      1,024,615      3,597,461
                                                 ===========    ===========    ===========    ===========

                          NHANCEMENT TECHNOLOGIES INC.
                          (FORMERLY BIOFACTORS, INC.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                             COMMON STOCK                   ADDITIONAL
                                               PAR VALUE                     PAID-IN       ACCUMULATED
                                                 SHARES        AMOUNT         CAPITAL        DEFICIT         TOTAL
                                                ---------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1996                        612,800   $      6,100   $  5,363,900   $ (9,010,000)   $ (3,640,000)
Issuance of common stock for
acquisition (Notes 1 and 3)                     1,312,500         13,100      4,666,900                      4,680,000

Initial public offering of common stock
at $4.00 per share, net of offering
costs of $1,594,000 (Note 4)                    2,045,000         20,500      6,565,500                      6,586,000

Issuance of common stock for conversion
of notes payable and accrued interest
(Note 4)                                          258,200          2,600      1,030,000                      1,032,600

Compensation related to grant of stock
options to consultant (Note 6)                                                    1,900                          1,900


Net income                                                                                     114,700         114,700
                                                ---------   ------------   ------------   ------------    ------------

BALANCE, June 30, 1997                          4,228,500   $     42,300   $ 17,628,200   $ (8,895,300)   $  8,775,200
                                                =========   ============   ============   ============    ============

                         NHANCEMENT TECHNOLOGIES INC.
                         (FORMERLY BIOFACTORS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                            SIX MONTHS ENDED
                                                                      JUNE 30, 1996   JUNE 30, 1997
                                                                      -------------   -------------
Cash flows from operating activities
          Net income (loss)                                            $(1,071,600)   $   114,700
          Adjustments to reconcile net income to net cash  used
           in operating
           activities:
          Depreciation                                                      17,800         72,200
          Amortization of deferred revenue                                (338,100)
          Amortization of excess cost over net assets acquired                            246,300
          Amortization of debt issuance costs on notes payable             202,300
       Compensation related to grant of stock options and
           common stock                                                     34,100          1,900
          Changes in assets and liabilities:
                 Accounts receivable                                        (2,100)      (239,000)
                 Notes receivable, related party                           350,000
                 Inventory                                                    --          372,600
                 Prepaid expenses and other                                  2,300       (194,800)
                 Other assets                                                 --          (42,700)
                 Accounts payable and other current liabilities            304,500     (2,899,100)
                                                                       -----------    -----------
Net cash used in operating activities                                  $  (500,800)   $(2,567,900)

Cash flows from investing activities:
          Cash acquired from VPI Acquisition                                              851,900
          Note receivable from stockholder                                                (60,000)
          Purchase of furniture and equipment                               (4,500)       (51,100)
                                                                       -----------    -----------
Net cash (used in) provided by investing activities                    $    (4,500)   $   740,800

Cash flows from financing activities:
          Proceeds from initial public offering of common stock,
       net of offering costs                                                            6,962,200
          Prepaid stock offering costs                                     (61,600)
          Proceeds from long-term debt                                     665,000
          Principal payment of long-term debt                              (43,300)    (1,814,000)
          Principal payment of long-term debt due stockholder                 --         (740,000)
                                                                       -----------    -----------
Net cash provided by financing activities                              $   560,100    $ 4,408,200

Net increase in cash and cash equivalents                              $    54,800    $ 2,581,100

Cash and cash equivalents, beginning of period                             170,400         60,100
                                                                       -----------    -----------
Cash and cash equivalents, end of period                               $   225,200    $ 2,641,200
                                                                       ===========    ===========

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On February 3, 1997, the Company acquired all outstanding shares of common stock of Voice Plus, Inc. in exchange for 1,312,500 shares of the Company's Common Stock with an estimated value of $4,680,000 and two promissory notes in an aggregate principal amount of $1,500,000. See Notes 1 and 3.

           Total Consideration:
                   1,312,500 shares of Common Stock          $4,680,000
                   Promissory notes                           1,500,000
                                                             ----------
                                                             $6,180,000
                   Cost of acquisition                          270,100
                                                             ----------
                                                             $6,450,100
                                                             ==========

           Consideration was used for:
                   Net assets acquired                          697,100
                   Excess of cost over net assets acquired    5,753,000
                                                             ----------
                                                             $6,450,100
                                                             ==========


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

2.    FINANCIAL STATEMENT PRESENTATION AND NEW STANDARD

         The accompanying consolidated financial statements as of June 30, 1997, and for the three and six months ended June 30, 1997 and 1996, are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1996 presented in the Company's latest annual report on Form 10-KSB.

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

         On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Calculations under the new standard, which will be adopted in the fourth quarter of 1997, are not expected to result in a significant difference from those under the current method.

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

         The VPI Acquisition agreement provided for the exchange of (i) the Company's unsecured promissory note in a principal amount of $1,000,000, bearing interest at the medium term T-bill rate, due on the third anniversary of the consummation of the VPI Acquisition, (ii) the Company's unsecured promissory note in a principal amount of $500,000, bearing interest at the medium term T-bill rate, due on the third anniversary of the consummation of the VPI Acquisition, and
         (iii) shares of the Company's Common Stock with an estimated fair market value of $4,680,000 (of which shares valued at $2,400,000 were sold in the IPO, and the remainder of the shares are subject to restrictions on transferability under the Securities Act of 1933, as amended, and pursuant to a lock-up agreement with the underwriter of the IPO), for all the issued and outstanding common stock of VPI. As of June 30, 1997, $740,000 of the $1,500,000 unsecured promissory notes was paid. In connection with the VPI Acquisition, the Company entered into a three-year employment agreement with the president and sole stockholder of VPI, pursuant to which the Company agreed to pay a base salary of $150,000 per year, commissions of approximately $200,000 per year and an annual performance based bonus. The employment agreement provides that, if the Company materially breaches the agreement or terminates the employee without "cause," the Company will continue to pay base salary and 50% of the commissions for the duration of the term and, in the event of a material breach by the Company, the two promissory notes will be accelerated and immediately become due and payable. In addition, the Company committed to pay signing bonuses in the aggregate amount of $170,000 to three employees of VPI. The bonuses, of which 50% was paid upon consummation of the IPO and the remainder is due in August 1997, are not contingent upon continued employment.


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

         In connection with the closing of the IPO, the Company repaid principal amounts and the related accrued interest of various notes in an aggregate amount of approximately $2,027,000. In addition, the Company converted to its Common Stock certain notes and related accrued interest in an aggregate amount of $1,032,600.

5.    EXCESS OF COST OVER NET ASSETS ACQUIRED, NET

         The excess of cost over net assets acquired is amortized over a 10-year period using the straight-line method. The carrying value is periodically evaluated for impairment by the Company based on the expected future undiscounted cash flows of the related business. As of June 30, 1997, the excess of cost over net assets acquired consisted of the following:

                                                             Excess of Costs
                                                             over Net Assets      Accumulated
                                                                 Acquired         Amortization          Net
                                                            ------------------- ----------------- --------------
           Acquisition of Phonetics, Inc. by VPI
               in October 1996                                    $   280,900       $  (17,200)       $  263,700
           VPI Acquisition                                          5,753,000         (246,300)        5,506,700
                                                                  -----------       ----------        ----------
                                                                  $ 6,033,900       $ (263,500)       $5,770,400
                                                                  ===========       ==========        ==========

         The Company is in the process of valuing the net assets acquired from VPI. Accordingly, the allocation of purchase price may be adjusted in future periods.

6.    STOCK OPTIONS

         During the six months ended June 30, 1997, the Company granted options to purchase approximately 483,000 shares of the Company's Common Stock principally to employees, directors and consultants, including option grants to purchase 100,000 shares made in connection with the VPI Acquisition, with exercise prices ranging from $3.20 to $4.00 per share.

7.    NET INCOME (LOSS) PER SHARE

         Net income (loss) per common and common equivalent share using the weighted average of common and common equivalent shares outstanding was computed by applying Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83) for the three and six months ended June 30, 1996. Pursuant to SAB 83, common and common equivalent shares issued by the Company during the 12 months immediately preceding its initial public offering at a price below the initial public offering price, together with common share equivalents which result from the grant of common stock options having exercise prices below the initial public offering price during the same period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods prior to the initial public offering. Net income per share for periods subsequent to the initial public offering have been computed using the treasury stock method, under which the number of shares outstanding includes an assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such options and warrants to repurchase shares of the Company's Common Stock at current market prices.

8.    SUBSEQUENT EVENT AND LEASE  COMMITMENTS

         In June, 1997, the Company signed an agreement to acquire Advantis Network & Systems, Sdn Bhd ("Advantis"), a Malaysian company providing commercial data communications solutions by offering leading edge networking products. The agreement to acquire Advantis is contingent upon several issues being resolved in a manner acceptable to the Company, including the completion of due diligence investigation and obtaining satisfactory approval from a quasi-Malaysian governmental authority. The terms of the agreement provide that the Company will acquire all the shares of Advantis in exchange for 530,000 shares of the Company's Common Stock in a transaction structured as a pooling-of-interest, although no assurances can be given that the transaction, if completed, will ultimately qualify as a pooling-of-interest.

         The Company has signed a three-year lease on a new 7,200 square foot facility located at 39420 Liberty Street, Fremont, California 94538. The Company will relocate its headquarters from Golden, Colorado and will consolidate its VPI and BFI subsidiaries into this facility that will also serve as its new corporate headquarters. The Company anticipates the completion of the move in August, 1997. The Company believes that the new facility will be adequate for its current needs and that additional space will be available in the future at commercially reasonable rates. Under the terms of the lease, annual minimum lease payments range from $138,200 to $147,700 through August 31, 2000.

9.    UNAUDITED PRO FORMA FINANCIAL DATA

         The unaudited pro forma statements of operations combine the results of operations of the Company and VPI for the six months ended June 30, 1997 and 1996, as if the VPI Acquisition had occurred at the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of excess of costs over assets acquired, interest expense on notes payable to stockholder, additional salaries, and recalculation of estimated income taxes. The unaudited pro forma financial information reflect the assets and liabilities of BFI at historical amounts, and assets and liabilities of VPI are presented at estimated current fair values. The following unaudited pro forma summary does not necessarily reflect the result of operations as they would have been had the VPI Acquisition occurred at the beginning of the periods presented and is not necessarily indicative of the results of operations for any future period.

                                                                                 PRO FORMA
                                                                        ----------------------------
                                                                              SIX MONTHS ENDED
                                                                        ----------------------------
                                                                        JUNE 30, 1996  JUNE 30, 1997
                                                                        -------------  -------------
                  Net sales                                              $ 4,291,600    $ 4,923,200
                  Cost of  sales                                           2,515,600      2,751,600
                                                                         -----------    -----------
                  Gross profit                                             1,776,000      2,171,600
                  Total operating expenses (includes amortization of
                  excess of cost over net assets acquired)                 2,501,700      2,074,300
                                                                         -----------    -----------
                  Income (loss) from operations                             (725,700)        97,300
                  Other (income) expenses                                     31,900         (8,200)
                                                                         -----------    -----------
                  Income (loss) before income taxes                         (757,600)       105,500
                  Income taxes                                                  --           22,000
                                                                         -----------    -----------
                  Net income (loss)                                         (757,600)        83,500
                                                                         ===========    ===========

                  Net income (loss) per common share                     $     (0.35)   $      0.02
                                                                         ===========    ===========

                  Weighted average common and common equivalent shares
                  outstanding                                              2,074,615      3,845,377
                                                                         ===========    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


SIX MONTHS ENDED JUNE 30, 1997 VERSUS JUNE 30, 1996

         The following contains forward-looking statements regarding future events or the future financial performance of the Company that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

GENERAL

         NHancement Technologies Inc. ("NTI") was formed in 1996 as a holding company. On February 4, 1997, NTI completed the initial public offering of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Immediately prior to the closing of the IPO, through two separate mergers, BFI and VPI became wholly owned subsidiaries of NTI. The VPI merger was accounted for as a purchase, and the BFI merger was accounted for in a manner similar to a pooling-of-interests. Prior to these business combinations, each of BFI and VPI had been operating as an independent entity. For accounting purposes, BFI is considered the acquiror; accordingly, the financial data presented for the six months ended June 30, 1996 include only BFI results of operations. The financial data presented for the six months ended June 30, 1997 include six months' operating results of BFI and also includes five months (February through June) operating results of VPI (VPI was a separate company until February 4, 1997).

                          NHANCEMENT TECHNOLOGIES INC.
                          (FORMERLY BIOFACTORS, INC.)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30
                                                                  -----------------------
                                                                    1996          1997
                                                                  ---------     ---------
                 Net sales                                          100.0 %       100.0 %
                 Cost of sales                                       18.3 %        53.0 %
                 Gross profit                                        81.7 %        47.0 %
                 Research, selling and administrative expenses      262.0 %        37.5 %
                 Amortization of excess of cost over net assets       0.0 %         6.1 %
                 acquired
                        Income (loss) from operations              (180.3)%         3.4 %
                 Other income (expense)                             (93.1)%         0.1 %
                 Income (loss) before income taxes                 (273.4)%         3.5 %
                 Income taxes                                         0.0 %         0.7 %
                 Net income (loss)                                 (273.4)%         2.8 %


         BFI is completing development of its technology relating to employee impairment testing systems and had almost no revenues during the first six months of 1997. VPI is an integrator and distributor of voice processing and telecommunications systems for businesses and had significant revenues during the first six months of 1997. Increased NTI revenue for the first half of 1997 of $3,680,200 (compared to $391,900 in the first half of 1996) was exclusively due to the acquisition of VPI and the recording of $4,050,000 of VPI revenues for February through June 1997; no such revenues were included in the first half of 1996. NTI's gross margin for the first half of 1997 decreased to 47.0% from 81.7% as a result of recording VPI revenues for February through June of 1997 with an associated gross margin of 47.6%. VPI's gross margin for February through June are unusually high due to the recording of $250,000 in extremely high gross margin revenues during the period. Management expects gross margin percentage in the low to mid-40% range on future VPI sales, which is slightly higher than historical gross margin percentages, due to favorable pricing adjustments from a key supplier. In the first half of 1996, BFI's net sales and gross margins were attributed to a $350,000 royalty fee with significantly high gross margin, and to early "beta" type customer installations of the FACTOR 1000 system with significant negative gross margins and high engineering and customer installation costs. In the first half of 1997, BFI's gross margins on revenues were negative as revenues were negligible with no royalty fees collected.

         Research, selling and administrative ("RS&A") expenses as a percentage of net sales decreased during the first half of 1997 versus the first half of 1996 ( 262.0% versus 37.5%) due to the acquisition of VPI, whose significant revenues materially altered operating percentages. RS&A expenses increased from $1,026,900, in the first half of 1996 to $1,526,400 in the first half of 1997, due to the recording of five months of VPI operating expenses offset by reduction in BFI's RS&A expenses, which decreased from $1,026,900 in the first half of 1996 to $267,400 for the first half of 1997 due to expense reductions and the allocation of certain administrative expenses to the VPI operation.

         Amortization of the excess of cost over net assets acquired related to the Voice Plus, Inc. acquisition amounted to $246,300 for the first half of 1997 or 6.1% of net sales for the period. No such charges were recorded in 1996, as the VPI acquisition was completed February 4, 1997. The goodwill amount recorded and the associated amortization of goodwill may be adjusted in future periods as management continues to assess the proper valuation of the net assets acquired for the purpose of allocating the purchase price of VPI. Management is required to finalize the allocation of the purchase price within twelve months of the date of acquisition.

         Other expense decreased from $364,800 in the first six months of 1996 to a net other income of $4,600 in the first six months of 1997, primarily due to a decrease in interest expense on bridge financings which were repaid or converted into shares of NTI common stock upon consummation of the IPO. After the application of proceeds from the IPO, the Company has no interest-bearing debt as of June 30, 1997 except $760,000, after payment of $740,000 in the second quarter of 1997, in promissory notes payable in connection with the VPI merger. The reduction in interest expense amounted to $294,900, and the increase in interest income totaled $72,500 during the period.

         The effective income tax rate of 20.7% in the first six months of 1997 was substantially different from the blended federal and state statutory income tax rate of 40% principally due to the application of BFI's current losses and net operating loss carrying forward which offset the profits of VPI on a consolidated tax return basis. The Company has recorded a 100% valuation allowance against the BFI gross deferred tax assets, which principally relate to net operating loss carryforwards, as realization is presently evaluated as uncertain. The zero effective income tax rate for the first six months of 1996 reflects only BFI which operated at a significant loss during the period and thus recorded no income tax expense. VPI operated as a Subchapter S corporation status during 1996. NTI will file consolidated tax returns as a C corporation in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         During the first half of 1997, net cash used in the operating activities of NTI was $2,567,900. Net cash provided by investing and financing activities totaled $5,149,000 due to NTI's completion of the acquisition of VPI, which had $851,900 in cash, and to the completion of the IPO with net proceeds of about $7.0 million to the Company of which $1.8 million was used to repay long-term debt, the remainder of which resulted in a net increase in cash of about $2.6 million during the period. NTI's working capital at June 30, 1997 was $3.2 million. The current ratio at June 30, 1997 was 2.2 to 1, primarily due to the completion of the IPO and the acquisition of Voice Plus, Inc.

         As of June 30, 1997, NTI had outstanding debt of $760,000 and $30,000 of associated accrued interest all payable to its largest shareholder (the former owner of VPI). The Company utilized proceeds from its IPO to repay about $2.0 million of debt and interest accrued at rates between 10% and 12% per annum and $740,000 of the principal due on the shareholder notes. The Company intends to spend remaining IPO proceeds to fund approximately $500,000 of product and market development costs for the FACTOR 1000 system and for general corporate purposes, including future acquisitions.

         Management estimates that it will incur minimal capital expenditures during 1997. However, the Company is relocating and consolidating its corporate offices in California and, in connection with that move and consolidation, will incur certain costs estimated to be approximately $75,000, associated with new leasehold improvements. It is anticipated that all other capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

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

ACCOUNTING STANDARDS

         On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Calculations under the new standard, which will be adopted in the fourth quarter of 1997, are not expected to result in a significant difference from those under the current method.

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

             EXHIBIT
              NUMBER                          DESCRIPTION OF EXHIBIT
              ------                          ----------------------
               3.1         --      Certificate  of  Incorporation  with the Amended  and  Restated  Certificate  of
                                   Incorporation (1)
               3.2         --      Amended and Restated Bylaws (1)
               10.1        --      Formation Agreement, dated as of October 15, 1996, between BFI and VPI(1)
               10.2        --      Agreement  and Plan of  Merger,  dated  as of  October  30,  1996,  between  the
                                   Company, BFI Acquisition Corporation and BFI (1)
               10.3        --      Agreement  and Plan of  Merger,  dated  as of  October  25,  1996,  between  the
                                   Company, VPI Acquisition Corporation, VPI and James S. Gillespie,  together with
                                   Forms of Promissory Notes (1)
              10.12        --      Equity Incentive Plan (1)
              10.13        --      Employment Agreement,  dated as of October 30, 1996, between Douglas S. Zorn and the Company (1)
              10.14        --      Employment  Agreement,  dated as of October 25, 1996, between James S. Gillespie and the Company (1)
              10.15        --      Employment Agreement,  dated as of October 30, 1996, between Esmond T.  Goei and the Company (1)
              10.21        --      Stockholder Agreement,  dated October 25, 1996, between the Company and James S.
                                   Gillespie (1)
              10.22        --      1997 Management and Company Performance Bonus Plan (1)
              10.23        --      Employment  Agreement,  dated as of November 1, 1996, between Diane E. Nowak and
                                   VPI (1)
              10.24        --      Employment Agreement,  dated as of November 1, 1996, between Bradley Eickman and
                                   VPI (1)
              10.27        --      Registration  Rights Agreement,  dated October 25, 1996, between the Company and
                                   James S. Gillespie (1)
              10.28        --      Agreement for the Sale of Shares in Advantis  Network & System Sdn.  Bhd.  Dated
                                   June 20, 1997, between the Company and the shareholders of Advantis.
              10.29        --      Building Lease dated June 9, 1997 by and
                                   between the Company, as Tetant and El Dorado
                                   Holding Company, Inc., as Landlord.
                11         --      Statement regarding computation of per share earnings
                27         --      Financial Data Schedule

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



                  [Rest of this page intentionally left blank]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NHANCEMENT TECHNOLOGIES INC.



                               By:    /s/ Esmond T. Goei
                                   --------------------------------------
Date: August 12, 1997              Esmond T. Goei
                                   Chairman of the Board, Chief Executive
                                   Officer, President and Director



                               By:   /s/ Douglas S. Zorn
                                   --------------------------------------
Date: August 12, 1997                Douglas S. Zorn
                                     Executive Vice President-Finance,
                                     Secretary, Treasurer, Chief Operating
                                     and Financial Officer and Director

                               INDEX TO EXHIBITS


             EXHIBIT
              NUMBER                          DESCRIPTION OF EXHIBIT
              ------                          ----------------------
              10.28        --      Agreement for the Sale of Shares in Advantis  Network & System Sdn.  Bhd.  Dated
                                   June 20, 1997, between the Company and the shareholders of Advantis.
              10.29        --      Building Lease dated June 9, 1997 by and
                                   between the Company, as Tetant and El Dorado
                                   Holding Company, Inc., as Landlord.
                11         --      Statement regarding computation of per share earnings
                27         --      Financial Data Schedule