Form 10QSB
period 1997-09-30
NHANCEMENT TECHNOLOGIES INC
filed 1997-11-14
CIK 1025985

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to ___________

                         Commission file number 0-21999

                             -----------------------
                          NHANCEMENT TECHNOLOGIES INC.

           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    84-1360852
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)
                         39420 LIBERTY STREET, SUITE 250
                            FREMONT, CALIFORNIA 94538
                    (Address of principal executive offices)

                                 (510) 744-3333
                           (Issuer's telephone number)

                                ----------------

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes X    No
                                    -----    -----


     As of November 14, 1997, there were 4,228,440 shares of Common Stock, $0.01 par value per share, outstanding.

     Transitional Small Business Disclosure Format (check one) Yes  X   No
                                                                   ----    ----

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair statement of the information shown.

                          NHANCEMENT TECHNOLOGIES INC.
                           (FORMERLY BIOFACTORS, INC.)

                           CONSOLIDATED BALANCE SHEET

                                                                              SEPTEMBER 30, 1997
                                                                              ------------------
ASSETS
CURRENT
          Cash and cash equivalents                                              $  2,326,300
          Accounts receivable, less allowance for doubtful accounts of $50,000      1,866,700
          Notes receivable from Advantis (note 8)                                     306,200
          Note receivable from stockholder                                             61,900
          Inventory                                                                   438,100
          Prepaid expenses and other                                                  308,100
          Deferred tax assets                                                         119,500
                                                                                 ------------
                Total current assets                                                5,426,800

FURNITURE AND EQUIPMENT                                                               780,100
          Less accumulated depreciation                                              (200,900)
                                                                                 ------------
FURNITURE AND EQUIPMENT, NET                                                          579,200

EXCESS OF COST OVER NET ASSETS ACQUIRED, NET (Note 5)                               5,619,600

OTHER ASSETS                                                                          112,100
                                                                                 ------------
                                                                                 $ 11,737,700
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable                                                       $    259,800
          Accrued liabilities                                                         941,100
          Payroll related liabilities                                                 178,100
          Deferred revenue                                                          1,084,500
          Current portion of long-term debt, due stockholder (Note 3)                 375,000
                                                                                 ------------
               Total current liabilities                                            2,838,500

LONG-TERM DEBT, due stockholder (Note 3)                                               62,500
                                                                                 ------------

TOTAL LIABILITIES                                                                   2,901,000

STOCKHOLDERS' EQUITY (Notes 3, 4, 6 and 7)
          Preferred stock, $0.01 par value, 2,000,000 shares authorized,
              no shares issued and outstanding                                           --
          Common stock, $0.01 par value, 20,000,000 shares authorized,
              4,228,500 shares issued and outstanding                                  42,300
          Additional paid-in capital                                               17,574,400
          Accumulated deficit                                                      (8,780,000)
                                                                                 ------------

TOTAL STOCKHOLDERS' EQUITY                                                          8,836,700
                                                                                 ------------
                                                                                 $ 11,737,700
                                                                                 ============

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER     SEPTEMBER       SEPTEMBER     SEPTEMBER
                                                   30, 1996      30, 1997        30, 1996      30, 1997
----------------------------------------------------------------------------   --------------------------
NET SALES                                        $   365,200    $ 2,648,700    $   757,100    $ 6,720,800

COST OF SALES                                         36,500      1,354,100        108,300      3,513,400
                                                 -----------    -----------    -----------    -----------

GROSS PROFIT                                         328,700      1,294,600        648,800      3,207,400
                                                 -----------    -----------    -----------    -----------

OPERATING EXPENSES
Research and development                              26,500         19,400         74,300         62,200
Selling, marketing and administrative                352,900        974,000      1,334,000      2,444,900
Amortization of excess of cost over net assets
 acquired                                               --          150,800           --          409,800
                                                 -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSES                             379,400      1,144,200      1,408,300      2,916,900
                                                 -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                        (50,700)       150,400       (759,500)       290,500
                                                 -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
Interest income                                         --           30,800           --          103,300
Interest expense                                     (72,300)        (3,400)      (435,100)       (71,300)
                                                 -----------    -----------    -----------    -----------

                                                     (72,300)        27,400       (435,100)        32,000
                                                 -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                   (123,000)       177,800     (1,194,600)       322,500
INCOME TAXES                                            --           62,500          --            92,500
                                                 -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                $  (123,000)   $   115,300    $(1,194,600)   $   230,000
                                                 ===========    ===========    ===========    ===========


NET INCOME (LOSS) PER COMMON SHARE
(Note 7)                                         $     (0.12)   $      0.03    $     (1.17)   $      0.06
                                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                                 1,024,615      4,279,259      1,024,615      3,799,875
                                                 ===========    ===========    ===========    ===========

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                             COMMON STOCK                ADDITIONAL    ACCUMU-
                                              PAR VALUE                    PAID-IN      LATED
                                               SHARES         AMOUNT       CAPITAL      DEFICIT         TOTAL
================================================================================================================
BALANCE, December 31, 1996                      612,800   $     6,100   $ 5,363,900   $(9,010,000)   $(3,640,000)
Issuance of common stock for
acquisition (Notes 1 and 3)                   1,312,500        13,100     4,666,900                    4,680,000

Initial public offering of common stock
at $4.00 per share, net of offering
costs of $1,649,700 (Note 4)                  2,045,000        20,500     6,509,800                    6,530,300

Issuance of common stock for conversion
of notes payable and accrued interest
(Note 4)                                        258,200         2,600     1,030,000                    1,032,600

Compensation related to grant of stock
options to consultant (Note 6)                                                3,800                        3,800


Net income                                                                                230,000        230,000
----------------------------------------------------------------------------------------------------------------

BALANCE, September 30, 1997                   4,228,500   $    42,300   $17,574,400   $(8,780,000)   $ 8,836,700
================================================================================================================

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                     (FORMERLY BIOFACTORS, INC.)

                                            CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                            NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 1996  SEPTEMBER 30, 1997
                                                                   ------------------  ------------------
Cash flows from operating activities
          Net income (loss)                                            $(1,194,600)        $   230,000
          Adjustments to reconcile net income (loss) to net cash
           used  in operating activities:
          Depreciation                                                      27,000             108,800
          Amortization of deferred revenue                                (684,600)               --
          Amortization of excess cost over net assets acquired                --               409,800
          Amortization of debt issuance costs on notes payable             202,300                --
          Compensation related to grant of stock options and common
           stock                                                            34,100               3,800
          Changes in assets and liabilities:
                 Accounts receivable                                       (13,600)             64,400
                 Notes receivable, related party                           700,000                --
                 Inventory                                                   1,200             539,100
                 Prepaid expenses and other                                 27,700            (186,000)
                 Other assets                                                 --               (46,600)
                 Accounts payable and other current liabilities            445,300          (3,136,700)
                                                                       -----------         -----------

Net cash used in operating activities                                     (455,200)         (2,013,400)

Cash flows from investing activities:
          Prepaid acquisition costs                                           --               (52,400)
          Cash acquired from VPI Acquisition                                  --               851,900
          Note receivable from stockholder                                    --               (61,900)
          Note receivable from Advantis                                       --              (306,200)
          Purchase of furniture and equipment                              (12,500)           (181,800)
                                                                       -----------         -----------

Net cash (used in) provided by investing activities                        (12,500)            249,600

Cash flows from financing activities:
          Proceeds from initial public offering of common stock,
            net of offering costs                                             --             6,906,500
          Prepaid stock offering costs                                    (172,100)               --
          Proceeds from long-term debt                                     670,000                --
          Principal payment of long-term debt                             (117,800)         (1,814,000)
          Principal payment of long-term debt due stockholder                 --            (1,062,500)
                                                                       -----------         -----------
Net cash provided by financing activities                                  380,100           4,030,000

Net increase (decrease) in cash and cash equivalents                       (87,600)          2,266,200

Cash and cash equivalents, beginning of period                             170,500              60,100
                                                                       -----------         -----------
Cash and cash equivalents, end of period                               $    82,900         $ 2,326,300
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

           Total Consideration:
                   1,312,500 shares of Common Stock              $4,680,000
                   Promissory notes                               1,500,000
                                                                 ----------
                                                                  6,180,000
                   Cost of acquisition                              270,100
                                                                 ----------
                                                                 $6,450,100
                                                                 ==========

           Consideration was used for:
                   Net assets acquired                           $  697,100
                   Excess of cost over net assets acquired        5,753,000
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

2.    FINANCIAL STATEMENT PRESENTATION AND NEW STANDARDS

         The accompanying consolidated financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1996 presented in the Company's latest annual report on Form 10-KSB.

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier periods to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosure. Results of operations and financial position, however, will be unaffected by implementation of this standard.

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

         The VPI Acquisition agreement provided for the exchange of (i) the Company's unsecured promissory note in a principal amount of $1,000,000, bearing interest at the medium term T-bill rate, due on the third anniversary of the consummation of the VPI Acquisition, (ii) the Company's unsecured promissory note in a principal amount of $500,000, bearing interest at the medium term T-bill rate, due on the third anniversary of the consummation of the VPI Acquisition, and (iii) shares of the Company's Common Stock with an estimated fair market value of $4,680,000 (of which shares valued at $2,400,000 were sold in the IPO, and the remainder of the shares are subject to restrictions on transferability under the Securities Act of

         1933, as amended, and pursuant to a lock-up agreement with the underwriter of the IPO), for all the issued and outstanding common stock of VPI. As of September 30, 1997, $1,062,500 of the $1,500,000
         unsecured promissory notes was paid based on the promissory note terms which provide for accelerated payments to be made if certain profit targets are met by VPI. In connection with the VPI Acquisition, the Company entered into a three-year employment agreement with the president and sole stockholder of VPI, pursuant to which the Company agreed to pay a base salary of $150,000 per year, commissions of approximately $200,000 per year and an annual performance based bonus. The employment agreement provides that, if the Company materially breaches the agreement or terminates the employee without "cause," the Company will continue to pay base salary and 50% of the commissions for the duration of the term and, in the event of a material breach by the Company, the two promissory notes will be accelerated and immediately become due and payable. In addition, the Company committed to pay signing bonuses in the aggregate amount of $170,000 to three employees of VPI. The bonuses, of which 50% was paid upon consummation of the IPO and the remainder paid in August 1997, were not contingent upon continued employment.


4.    INITIAL PUBLIC OFFERING

         On February 4, 1997, the Company completed its IPO of 2,300,000 shares of $0.01 par value Common Stock, of which 1,700,000 shares were sold by the Company and 600,000 shares, representing a portion of the consideration for the outstanding shares of VPI, were sold by a stockholder of the Company. On February 11, 1997, the underwriters exercised an option to purchase from the Company an additional 345,000 shares of Common Stock to cover over-allotments. The Company raised approximately $6.5 million of funds, net of underwriting commissions, printing costs, legal and accounting fees and other offering expenses, totaling approximately $1,649,700, from the offering (including the over-allotment shares) and did not receive any of the proceeds from the sale of shares by the stockholder. The Company's Common Stock is quoted on The Nasdaq Stock Market SmallCap System.

         In connection with the closing of the IPO, the Company repaid principal amounts and the related accrued interest of various notes in an aggregate amount of approximately $2,027,000. In addition, the Company converted to its Common Stock certain notes and related accrued interest in an aggregate amount of $1,032,600.

5.    EXCESS OF COST OVER NET ASSETS ACQUIRED, NET

         The excess of cost over net assets acquired is amortized over a 10-year period using the straight-line method. The carrying value is periodically evaluated for impairment by the Company based on the expected future undiscounted cash flows of the related business. As of September 30, 1997, the excess of cost over net assets acquired consisted of the following:

                                                                Excess of Costs
                                                                 ver Net Assets       Accumulated
                                                                   Acquired          Amortization           Net
         ========================================================================================================
         Acquisition of Phonetics, Inc. by VPI
             in October 1996                                       $ 280,900        $ (24,200)         $ 256,700
         VPI Acquisition                                           5,753,000         (390,100)         5,362,900
         --------------------------------------------------------------------------------------------------------
                                                                 $ 6,033,900       $ (414,300)       $ 5,619,600
         ========================================================================================================

         The Company is continuing its process of valuing the net assets acquired from VPI. Accordingly, the allocation of purchase price may be adjusted in future periods.

6.    STOCK OPTIONS

         During the nine months ended September 30, 1997, the Company granted options to purchase approximately 510,000 shares of the Company's Common Stock principally to employees, directors and consultants, including option grants to purchase 100,000 shares made in connection with the VPI Acquisition, with exercise prices ranging from $3.20 to $4.00 per share.

7.    NET INCOME (LOSS) PER SHARE

         Net income (loss) per common and common equivalent share using the weighted average of common and common equivalent shares outstanding was computed by applying Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83) for the three and nine months ended September 30, 1996. Pursuant to SAB 83, common and common equivalent shares issued by the Company during the 12 months immediately preceding its initial public offering at a price below the initial public offering price, together with common share equivalents which result from the grant of common stock options having exercise prices below the initial public offering price during the same period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods prior to the initial public offering. Net income per share for periods subsequent to the initial public offering have been computed using the treasury stock method, under which the number of shares outstanding includes an assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such options and warrants to repurchase shares of the Company's Common Stock at current market prices.

8.    PENDING ACQUISITION  AND LEASE  COMMITMENTS

         In June 1997, the Company signed an agreement to acquire Advantis Network & Systems, Sdn Bhd ("Advantis"), a Malaysian company providing commercial data communications solutions by offering leading edge networking products. Under the terms of the agreement, as proposed to be amended, the Company would acquire all of the outstanding Common Stock of Advantis in exchange for 300,000 shares of the Company's Common Stock which would be issued to Advantis at the close of the transaction, currently expected to occur in November 1997, with an additional 230,000 shares, the issuance of which would be contingent on the future profitability of Advantis over a two year period. All shares of the Company's Common Stock issued to Advantis in connection with the transaction would be subject to restrictions on transferability, including restrictions under the Securities Act of 1933, as amended. The agreement to acquire Advantis is contingent upon several issues being resolved in a manner acceptable to the Company, including the completion of the proposed amendment documentation and the Company's due diligence investigation. The Company has obtained approval from a Malaysian quasi-governmental authority for the acquisition of Advantis. In July 1997, the Company loaned Advantis $300,000 for its operations subject to a promissory note secured by the assets of Advantis and certain personal guarantees.

         The Company has signed a three-year lease on a new 7,200 square foot facility located at 39420 Liberty Street, Fremont, California 94538. The Company relocated its headquarters from Golden, Colorado and consolidated its VPI and BFI subsidiaries into this facility that also serves as its new corporate headquarters. The move was completed in August 1997. The Company believes that the new facility will be adequate for its current needs and that additional space will be available in the future at commercially reasonable rates. Under the terms of the lease, annual minimum lease payments range from $138,200 to $147,700 through August 31, 2000.

9.   UNAUDITED PRO FORMA FINANCIAL DATA

         The unaudited pro forma statements of operations combine the results of operations of BioFactors and VPI for the nine months ended September 30, 1997 and 1996, as if the VPI Acquisition had occurred at the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of excess of costs over assets acquired, interest expense on notes payable to stockholder, additional salaries, and recalculation of estimated income taxes. The following unaudited pro forma summary does not necessarily reflect the result of operations as they would have been had the VPI Acquisition occurred at the beginning of the periods presented and is not necessarily indicative of the results of operations for any future period.

                                                                                PRO FORMA
                                                                      ------------------------------
                                                                             NINE MONTHS ENDED
                                                                      -------------------------------
                                                                      SEPT. 30, 1996   SEPT. 30, 1997
                                                                      --------------   --------------
Net sales                                                                $ 6,950,400    $ 7,572,000
Cost of  sales                                                             3,864,700      4,105,700
                                                                         -----------    -----------
Gross profit                                                               3,085,700      3,466,300
Total operating expenses (includes amortization of
excess of cost over net assets acquired)                                   3,840,000      3,211,800
                                                                         -----------    -----------
Income (loss) from operations                                               (754,300)       254,500
Other income (expense)                                                       (25,500)        35,600
                                                                         -----------    -----------
Income (loss) before income taxes                                           (779,800)       290,100
Income taxes                                                                    --           91,500
                                                                         -----------    -----------
Net income (loss)                                                           (779,800)       198,600
                                                                         ===========    ===========

Net income (loss) per common share                                       $     (0.38)   $      0.05
                                                                         ===========    ===========

Weighted average common and common equivalent shares
outstanding                                                                2,074,615      3,965,153
                                                                         ===========    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS SEPTEMBER 30, 1996

         The following contains forward-looking statements regarding future events or the future financial performance of the Company that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

GENERAL

         NHancement Technologies Inc. ("NHAN" or the "Company") was formed in 1996 as a holding company. On February 4, 1997, NHAN completed the initial public offering of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Immediately prior to the closing of the IPO, through two separate mergers, BFI and VPI became wholly owned subsidiaries of NHAN. The VPI merger was accounted for as a purchase, and the BFI merger was accounted for in a manner similar to a pooling-of-interests. Prior to these business combinations, each of BFI and VPI had been operating as an independent entity. For accounting purposes, BFI is considered the acquiror; accordingly, the financial data presented for the nine months ended September 30, 1996 include only BFI results of operations. The financial data presented for the nine months ended September 30, 1997 include nine months' operating results of BFI and also includes eight months (February through September) operating results of VPI (VPI was a separate company until February 4, 1997).

                          NHANCEMENT TECHNOLOGIES INC.
                           (FORMERLY BIOFACTORS, INC.)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                      ---------------------
                                                                        1996         1997
                                                                      --------      -------
                 Net sales                                             100.0 %      100.0 %
                 Cost of sales                                          14.3 %       52.3 %
                 Gross profit                                           85.7 %       47.7 %
                 Research, selling and administrative expenses         186.0 %       37.3 %
                 Amortization of excess of cost over net assets          0.0 %        6.1 %
                 acquired
                        Income (loss) from operations                 (100.3)%        4.3 %
                 Other income (expense)                                (57.5)%        0.5 %
                 Income (loss) before income taxes                    (157.8)%        4.8 %
                 Income taxes                                            0.0 %        1.4 %
                 Net income (loss)                                    (157.8)%        3.4 %


         BFI is completing development of its technology relating to employee impairment testing systems and had almost no revenues during the first nine months of 1997. VPI is an integrator and distributor of voice processing and telecommunications systems for businesses and had significant revenues during the first nine months of 1997. Increased NHAN revenue for the first nine months of 1997 of $5,941,700 was exclusively due to the acquisition of VPI and the recording of $6,698,800 of VPI revenues for February through

September 1997; no such revenues were included in the first nine months of 1996. NHAN's gross margin for the first nine months of 1997 decreased to 47.7% from 85.7% for the comparable period in 1996 as a result of recording VPI revenues for February through September of 1997 with an associated gross margin of 48.4%. VPI's gross margin for February through September is unusually high due to the recording of $250,000 in extremely high gross margin revenues during the period as well as sales of refurbished systems with higher than normal gross margins. Management expects a gross margin percentage in the low to mid-40% range on future VPI sales, which is slightly higher than historical gross margin percentages, due to favorable pricing adjustments from a key supplier. In the first nine months of 1996, BFI's net sales and gross margins were attributable to a $700,000 royalty fee with significantly high gross margin, and to early "beta" type customer installations of the FACTOR 1000 system with significant negative gross margins and high engineering and customer installation costs. In the first nine months of 1997, BFI's gross margins on revenues were negative, as revenues were negligible with no royalty fees collected.

         Research, selling and administrative ("RS&A") expenses as a percentage of net sales decreased during the first nine months of 1997 versus the first nine months of 1996 (186.0% versus 37.3%) due to the acquisition of VPI, whose significant revenues materially altered operating percentages. RS&A expenses increased from $1,408,300, in the first nine months of 1996 to $2,507,100 in the first nine months of 1997, due to the recording of eight months of VPI operating expenses offset by a reduction in BFI's RS&A expenses, which decreased from $1,406,300 in the first nine months of 1996 to $488,300 for the first nine months of 1997 due to expense reductions and the allocation of certain administrative expenses to the VPI operation.

         Amortization of the excess of cost over net assets acquired related to the Voice Plus, Inc. acquisition amounted to $409,800 for the eight month period ended September 30, 1997 or 6.1% of net sales for the period. No such charges were recorded in 1996, as the VPI acquisition was completed February 3, 1997. The goodwill amount recorded and the associated amortization of goodwill may be adjusted in future periods as management continues to assess the proper valuation of the net assets acquired for the purpose of allocating the purchase price of VPI. Management is required to finalize the allocation of the purchase price within twelve months of the date of acquisition.

         Other expense decreased from $(435,100) in the first nine months of 1996 to a net other income of $32,000 in the first nine months of 1997, primarily due to a decrease in interest expense on bridge financings which were repaid or converted into shares of NHAN Common Stock upon consummation of the IPO. After the application of proceeds from the IPO, the Company had only $437,500 remaining as of September 30, 1997 in promissory notes payable in connection with the VPI merger, after payment of $1,062,500 of such notes in the first three-quarters of 1997. The reduction in interest expense amounted to $363,800, and the increase in interest income totaled $103,300 during the period.

         The effective income tax rate of 28.7% in the first nine months of 1997 was substantially different from the blended federal and state statutory income tax rate of approximately 40% principally due to the application of BFI's current losses and the net operating loss carryforward, limited due to change of ownership, which offset the profits of VPI on a consolidated tax return basis. The Company has recorded a 100% valuation allowance against the BFI gross deferred tax assets, which principally relate to net operating loss carryforwards, as realization is presently evaluated as uncertain. The zero effective income tax rate for the first nine months of 1996 reflects only BFI which operated at a significant loss during the period and thus recorded no income tax expense. VPI operated as a Subchapter S corporation during 1996 and the first month of 1997. NHAN will file consolidated tax returns as a C corporation in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1997, net cash used in the operating activities of NHAN was $2,013,400 primarily due to the payment of accounts payable and other current liabilities. Net cash provided by investing and financing activities totaled $4,279,600 due primarily to NHAN's completion of the acquisition of VPI, which had $851,900 in cash, and to the completion of the IPO with net proceeds of about $6.5 million to the Company of which $1.8 million was used to repay long-term debt and $1,062,500 was used to pay down the debt due stockholder which was incurred in connection with the acquisition of VPI. As a result of the above, there was a net increase in cash of about $2.3 million during the period. NHAN's working capital at September 30, 1997 was approximately $2.6 million. The current ratio at September 30, 1997 was 1.9 to 1, primarily due to the completion of the IPO and the acquisition of Voice Plus, Inc.

         As of September 30, 1997, NHAN had outstanding debt of $437,500 payable to its largest stockholder (the former owner of VPI). The Company utilized proceeds from its IPO to repay about $2.0 million of debt and interest accrued at rates between 10% and 12% per annum and $1,062,500 of the principal due on the stockholder notes issued in connection with the VPI Acquisition. The Company intends to spend remaining IPO proceeds to fund approximately $500,000 of product and market development costs for the FACTOR 1000 system and for general corporate purposes, including future acquisitions.

         Management estimates that it will incur minimal capital expenditures during the remainder of 1997. However, the Company recently relocated and consolidated its corporate offices in California and, in connection with that move and consolidation, incurred certain costs of approximately $75,000 associated with new leasehold improvements. It is anticipated that all other capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

         Based upon its present plans, management believes that operating cash flow, available cash and available credit resources are adequate to make the repayments of indebtedness described herein, to meet the working capital cash needs of the Company and to meet anticipated capital needs during the next 12 months. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to implement successfully its acquisition program in the United States and Southeast Asia, and it will use various methods to finance acquisitions, including the payment of cash, for this purpose.

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier periods to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosure. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                                     PART II
                                OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.
(b)    Not applicable.
(c)    Not applicable.
(d) On February 4, 1997, the Company and Chatfield Dean & Company, its underwriter, completed an initial public offering of 2,300,000 shares of $0.01 par value Common Stock, of which 1,700,000 shares were sold by the Company and 600,000 shares, representing a portion of the consideration for the outstanding shares of VPI, were sold by a stockholder of the Company (Commission file number 333-15563). On February 11, 1997, the underwriters exercised an option to purchase from the Company an additional 345,000 shares of Common Stock to cover over-allotments. The use of proceeds by the Company through September 30, 1997 was as follows (amounts are actual unless indicated as estimates):

                       Gross Proceeds to the Company                                     $8,180,000
                       Underwriters Discounts and Commissions                               572,600
                       Underwriters Non-accountable Expenses                                245,400
                       Other Expenses                                                       831,700
                                                                                         ----------
                       Total Expenses                                                     1,649,700
                                                                                         ----------
                       Net Offering Proceeds to the Company                              $6,530,300
                                                                                         ==========
                       Use of Net Offering Proceeds:
                       Purchase and installation of equipment                            $  199,000
                       Repayment of Indebtedness                                          2,485,400
                       Repayment of Indebtedness to Affiliates                              391,100
                       Bonuses to Officers                                                  250,000
                       Secured Loans ($60,000 to Officer)                                   360,000
                       Working Capital (estimated)                                        1,490,000
                       Cash in Banks                                                      1,354,800


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 1997 the Annual Meeting of the Stockholders of NHancement Technologies Inc. was held in Denver, Colorado. At the meeting, the following directors were elected to serve as directors until the next Annual Meeting of
Stockholders:


                               NOMINEES                 FOR            WITHHELD
                               --------                 ---            --------
                      Esmond T. Goei, Chairman       3,613,494          11,357
                      James H. Boyle                 3,609,994          14,857
                      Santanu Das                    3,610,474          14,377
                      James S. Gillespie             3,613,494          11,357
                      Gary L. Nemetz                 3,601,059          23,792
                      Douglas S. Zorn                3,613,494          11,357

         In addition the stockholders approved the following proposals:

                                                           FOR          AGAINST       ABSTAIN      NOT VOTING
                                                           ---          -------       -------      ----------
             (1)  Amendment to the Company's  Equity    1,696,204       76,416         28,560       1,823,671
             Incentive Plan to increase the
             aggregate maximum number of shares
             issuable thereunder to 1,476,500, and
             to amend certain eligibility, vesting
             and other provisions of the Plan.

              (2)  Ratify the appointment of BDO           FOR          AGAINST       ABSTAIN      NOT VOTING
                                                           ---          -------       -------      ----------
             Seidman, LLP, as the Company's             3,611,211        4,640         9,000            0
             independent auditors for the fiscal
             year ending December 31, 1997.


         The foregoing matters are described in the Company's definitive proxy statement dated June 20, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

         EXHIBIT
         NUMBER             DESCRIPTION OF EXHIBIT
         -------            ----------------------

           3.1      --      Certificate of Incorporation with the Amended
                            and Restated Certificate of Incorporation(1)

           3.2      --      Amended and Restated Bylaws(1)

          10.1      --      Formation Agreement, dated as of October 15,
                            1996, between BFI and VPI(1)

          10.2      --      Agreement and Plan of Merger, dated as of
                            October 30, 1996, between the Company, BFI
                            Acquisition Corporation and BFI(1)

          10.3      --      Agreement and Plan of Merger, dated as of
                            October 25, 1996, between the Company, VPI
                            Acquisition Corporation, VPI and James S.
                            Gillespie, together with Forms of Promissory
                            Notes(1)

          10.12     --      Equity Incentive Plan(1)

          10.13     --      Employment Agreement, dated as of October 30,
                            1996, between Douglas S. Zorn and the Company(1)

          10.14     --      Employment Agreement, dated as of October 25,
                            1996, between James S. Gillespie and the
                            Company(1)

          10.15     --      Employment Agreement, dated as of October 30,
                            1996, between Esmond T. Goei and the Company(1)

          10.21     --      Stockholder Agreement, dated October 25, 1996,
                            between the Company and James S. Gillespie(1)

          10.22     --      1997 Management and Company Performance Bonus
                            Plan(1)

          10.23     --      Employment Agreement, dated as of November 1,
                            1996, between Diane E. Nowak and VPI(1)

          10.24     --      Employment Agreement, dated as of November 1,
                            1996, between Bradley Eickman and VPI(1)

          10.27     --      Registration Rights Agreement, dated October 25,
                            1996, between the Company and James S. Gillespie(1)

          10.28     --      Agreement for the Sale of Shares in Advantis
                            Network & System Sdn. Bhd. Dated June 20, 1997, between the Company and the shareholders of Advantis(2)

          10.29     --      Building Lease dated June 9, 1997 by and between
                            the Company, as Tenant and El Dorado Holding
                            Company, Inc., as Landlord(2)

             11     --      Statement regarding computation of per share
                            earnings

             27     --      Financial Data Schedule

     (1) Incorporated by reference to the Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on January 30, 1997.
     (2) Incorporated by reference to the Form 10Q SB for the quarter ended June 30, 1997 (Commission File No. 0-21999).

(b)      Reports on Form 8-K

         None



                  [Rest of this page intentionally left blank]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NHANCEMENT TECHNOLOGIES INC.



                                           By:    /s/ Esmond T. Goei
Date: November 14, 1997                       ----------------------------------
                                              Esmond T. Goei
                                              Chairman of the Board,
                                              Chief Executive Officer,
                                              And President



                                           By:   /s/ Douglas S. Zorn
                                              ----------------------------------
Date: November 14, 1997                       Douglas S. Zorn
                                              Executive Vice President-Finance,
                                              Secretary, Treasurer and Chief
                                              Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS
--------       -----------------------

  11           Statement Regarding Computation of Per Share Earnings
  27           Financial Data Schedule