Form 10KSB
period 1997-12-31
NHANCEMENT TECHNOLOGIES INC
filed 1998-04-15
CIK 1025985

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-21999
                             ---------------------
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

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)
                             ---------------------

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended December 31, 1997, the issuer's revenues totaled $9.0 million.

     As of March 31, 1998, the aggregate market value of the voting common equity of NHancement Technologies Inc. held by non-affiliates was approximately $8,026,000, based upon the closing bid price for such common stock on such date on The Nasdaq Stock Market SmallCap System, of $2.4375 per share.

     As of March 31, 1998, there were 4,437,000 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)

                                Yes [ ]  No [X]

     Documents Incorporated by Reference -- None
================================================================================

                          NHANCEMENT TECHNOLOGIES INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.     Business....................................................       3
Item 2.     Description of Property.....................................      11
Item 3.     Legal Proceedings...........................................      11
Item 4.     Submission of Matters to Vote of Security Holders...........      11
                                    PART II
Item 5.     Market for Common Equity and Related Stockholder Matters....      12
Item 6.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................      15
Item 7.     Financial Statements........................................      19
Item 8.     Changes In and Disagreements With Accountants On Accounting
              and Financial Disclosure..................................      19
                                    PART III
Item 9.     Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange
              Act.......................................................      20
Item 10.    Executive Compensation......................................      22
Item 11.    Security Ownership of Certain Beneficial Owners and
              Management................................................      25
Item 12.    Certain Relationships and Related Transactions..............      26
Item 13.    Exhibits and Reports on Form 8-K............................      29

                                     PART I

ITEM 1. BUSINESS

     The following contains forward-looking statements regarding future events or the future financial performance of NHancement Technologies Inc. and its subsidiaries ("NHancement" or the "Company") that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Item 1 under "Strategy," "Principal Suppliers," "Marketing" and "Competition," as well as in Item 6 hereof "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report. This report includes certain trademarks of NHancement and its subsidiaries.

OVERVIEW

     NHancement Technologies Inc. is a growing company whose objective is to become a leading global systems integrator of communications-centric products. NHancement believes that increased global competition, shorter time to market trends and the reduced importance of geographical borders make it imperative that corporations achieve and maintain high productivity and security in communications operations worldwide. The Company through its two current operating subsidiaries, Voice Plus, Inc., a California corporation ("VPI" or "Voice Plus"), and Advantis Network & System Sdn Bhd, a Malaysian corporation ("Advantis"), serves this need by providing multinational corporations and other businesses with communications products and technological innovations designed to enhance efficiency.

     NHancement's mission is to become the single vendor of choice for the design and implementation of enterprise-wide communications-centric services for small and medium-sized organizations with global operations. Services currently provided by the Company include voice messaging, e-mail, paging and multimedia systems, network servers, LANs, WANs, routers, transmission systems and network security systems. In NHancement's view, traditional telecommunications service providers have not kept pace with the requirements of global business operations or adequately addressed the global multimedia communications needs of corporations, thereby affording the Company an opportunity to exploit this growing market.

     The Company was incorporated in October 1996 to pursue a business combination opportunity with Voice Plus, a company then engaged in the business of integrating voice processing systems with telecommunications equipment, and BioFactors, Inc. ("BFI" or "BioFactors"), a development stage company incorporated in Delaware that offered the FACTOR 1000(R) system, a proprietary computerized impairment testing system. These two companies were acquired by NHancement on February 3, 1997 pursuant to two separate merger transactions whereby each company became a wholly-owned subsidiary of NHancement. Immediately following these acquisitions, the Company completed the initial public offering ("IPO") of shares of its Common Stock.

     Subsequent to the completion of the IPO, management decided to combine the operations of Voice Plus and BioFactors into a single entity. Effective as of November 12, 1997, BioFactors was merged with and into Voice Plus in a statutory merger intended to qualify, for federal income tax purposes, as a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. Voice Plus was the surviving corporation in the merger transaction with BioFactors, and the separate existence of BioFactors ceased on the effective date of the merger. The operations of the combined entity include the businesses conducted separately by VPI and BFI prior to the merger and are currently being conducted under the name of "Voice Plus(R)." Voice Plus, which is headquartered at the Company's facilities in Fremont, California, remains a wholly-owned subsidiary of NHancement and continues to provide organizations with voice processing systems and other communications equipment. Prior to the merger, BioFactors had concentrated on developing a market for its FACTOR 1000(R) system, which is used for detecting worker impairment. The Company has determined that such effort is no longer justified, given the resources required to develop such a market and the need to dedicate its financial resources to its other core businesses. As a result, the Company is attempting to sell FACTOR 1000(R) to a third party and anticipates exiting that business in 1998.

     On December 15, 1997, NHancement purchased one hundred percent (100%) of the shares of Advantis Network & System Sdn Bhd ("Advantis"). As a result of the acquisition, Advantis has become a wholly-owned subsidiary of NHancement. Advantis is a communications systems integrator formed to address the growing communications infrastructure needs of Malaysia. The operations of the entity are being conducted under the name of "Advantis Network & System Sdn Bhd," which is headquartered in Kuala Lumpur, Malaysia.

     On January 16, 1998, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of capital stock of Infotel Technologies Pte Ltd ("Infotel"), a company organized under the laws of Singapore. The terms of the agreement require a cash payment of about $2.3 million in cash, performance payments based on 1998 and 1999 profitability of about $2 million and 431,000 shares of NHancement Common stock. Consummation of the transaction is contingent upon the Company obtaining an extension of the closing date of April 13, 1998, which has been verbally agreed to by Infotel shareholders. The Company has recently signed a financing agreement for $3 million the proceeds of which in large part will be used to effect the Infotel acquisition. Should the Infotel acquisition be consummated, in addition to the Company's existing portfolio of infrastructure communications equipment products, it will provide radar system integration, turn key project management services and test instrumentation, as well as a wider portfolio of communications equipment.

     The Company's principal corporate office is located at 39420 Liberty Street, Suite 250, Fremont, California 94538, and its telephone number is 510-744-3333.

STRATEGY

     The Company intends to leverage its position as a provider of voice processing systems in the United States and its data and infrastructure capabilities in Asia to become a diversified provider of a full range of productivity and security enhancement products and services on a global basis. The specific elements of the Company's strategy to achieve this objective are as follows:

     Capitalize and expand on its existing sales and support infrastructure and systems integration capabilities to market its existing products and new complementary products.

     The Company believes that, by utilizing its sales force and installed base of over 1,000 client organizations, the Company can position itself to increase revenues by introducing new complementary products to its existing customers. The Company has national sales and marketing presence in major markets geared to sell communications products and services across the United States and Malaysia. In addition to its offices in the San Francisco Bay Area, Atlanta, Salt Lake, New York, Phoenix, Dallas, and Kuala Lumpur (Malaysia), the Company intends to expand into additional major United States, Asia Pacific, and European markets.

     Exploit a growing trend towards unified networks by providing various solution-based stand-alone and network systems and applications.

     The Company believes that when implementing any new system or technology, businesses seek to maximize the use of current resources and facilities. As a result, previously disparate electronic systems are being integrated to operate on a unified network. For example, networked electronic security systems that provide access control and monitoring within a premise or over a wide geographic area were developed following the demand by corporations that the installation of new security systems utilize existing communications networks. Further, the continuing trend towards outsourcing of services in an environment of increased technological complexities requires vendors to be highly skilled in integrating telephony technology with LAN and WAN systems. The Company's goal is to provide integrated productivity and security systems that achieve these goals. Management believes that VPI's voice processing integration capabilities, together with the security products and services the Company anticipates providing, will offer solutions to meet the productivity and security needs of corporations.

     Exploit the need for worldwide system integration capabilities to meet the growing demands from business globalization.

     The Company is devoting resources to address the need for integrated global security systems and communications systems integration capabilities. With multiple sites across continents, companies with global operations increasingly are operating in real time, and security and communications must be conducted in real time. The Company intends to provide communications and security products and services on a global basis by exploiting, among other things, management contacts in Asia Pacific. In this regard, the Company recently completed the acquisition of Advantis, a Malaysian corporation engaged in the business of telecommunications systems integration and structured cabling of telecommunications switches and transmissions systems.

     Continue to acquire complementary businesses and products.

     The Company seeks to acquire additional businesses that will expand its geographic coverage or provide complementary products and services. In particular, the Company intends to expand its product portfolio while maximizing its organizational strength and expertise in marketing and systems integration.

     Acquisitions may involve a number of special risks, including adverse short-term, and in some instances longer term, effects on the Company's operating results, diversion of management's attention from the operations of the Company and its existing subsidiaries, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial performance. Successful integration of the operations of additional companies into those of the Company will require the cooperative efforts of the managers and employees of the respective business entities, including the integration of the owners or managers of smaller companies into roles that require them to report to supervisors. Significant costs and management time may be required to integrate management control systems. Furthermore, to manage its growth effectively, the Company must continue to improve its operational, financial and management controls and information systems, to accurately forecast sales demand, to control its overhead and to manage its marketing programs. There can be no assurance of accomplishing these results without encountering substantial costs, delays or other problems. If management fails to establish necessary controls and to manage growth effectively, the Company's operating results and financial condition will be adversely affected.

     The Company's global business strategy subjects it to foreign market and currency risks. In particular, the devaluation of the Malaysian currency (Ringgit) in relation to the United States Dollar has affected the short and medium term revenues of its Advantis subsidiary in Malaysia. Although the Company believes that the long term effects of the currency problems in Malaysia and the Asian region will be manageable, the short term uncertainty related to fluctuations in the Ringgit has caused Advantis' customers to postpone the deployment of communications equipment. The Company believes that such customers cannot indefinitely delay the purchase of strategic equipment such as communications equipment and that such purchases will be resumed within the next few quarters. In the meantime, Advantis has instituted cost constraint measures while continuing to expand its partnering efforts with its United States equipment suppliers and local larger contractors. In addition to the short-term effects of the Ringgit devaluation described above, any prolonged devaluation of the Ringgit can be expected to materially and adversely affect the operations and financial condition of Advantis, and may result in a material adverse effect on the business and financial condition of the Company.

     The Company does not intend to submit any proposed acquisition or other business transaction for the review or approval of its stockholders, except as required by Delaware law. Even if submitted to a vote of stockholders, the Company's management owns a substantial portion of the Company's outstanding voting securities and may be able to control the outcome of any such proposal. The Company's growth strategy is highly dependent on the Company's ability to make future acquisitions and to obtain the financing necessary to complete such acquisitions.

THE COMPANY'S PRODUCTS AND SERVICES

     The Company's current systems integration businesses include voice processing, multimedia messaging and infrastructure communications equipment.

  Voice Processing and Multimedia Messaging

     NHancement, through its United States subsidiary Voice Plus, offers a broad range of products that supports a number of enterprise applications such as voice messaging, text messaging, LAN messaging and interactive voice response or self-inquiry systems. The Company's product portfolio includes manufacturers among others, such as NEC, Centigram Communications Corporation, Digital Speech Systems, Inc., Active Voice Corporation, Voice Technologies Group, and Interactive Intelligence. VPI is a systems integrator and national distributor of voice processing equipment from several manufacturers, which equipment enables users to access and interact with a broad range of information in a variety of formats (including voice, text, data and facsimile) from a variety of terminals (including touch-tone telephones and personal computers). VPI offers a broad range of products that support a number of enterprise applications:
Telephone Answering, Automated Attendant, Voice Messaging, Paging, Facsimile Messaging, Interactive Voice Response, LAN Integration and Networking, and Technical Support.

  Infrastructure Communications Equipment

     The Company, through its Malaysian subsidiary Advantis, has the ability to offer a wide range of infrastructure communications equipment products that satisfy demanding communications needs. With over four years of experience in Malaysia, Advantis has satisfied many customers on a variety of projects ranging from structured cabling to networking projects. Products supported include manufacturers such as Nortel, Case Technology, Network Associates, 3Com, and Hypercom. Advantis focuses on large projects in the government and institutional sectors as well as in the commercial sector.

MARKETING

     The Company has an established marketing and distribution infrastructure for its voice processing and multimedia messaging products, which is expected to include other new products, such as call centers. The Company has marketing personnel, technical assistance centers (including customer service representatives, system engineers and senior level field technicians) and a network of service/support dealers to provide its customers with personalized attention, flexibility, responsiveness and accountability within the United States and Malaysia.

     The Company markets its products and services primarily through focused telemarketing and calls to prospective customers in specific emerging growth markets (including the paging and cellular operator markets), participation in trade shows, acquisition of data bases and inclusion of its products and services on bidders' lists. The Company focuses on pre-sale analysis of its customers' needs and the rate-of-return potential of specific sales opportunities to determine whether they justify the investment of time and effort of the Company's sales and marketing organization. Typically, the Company focuses on sales opportunities where the value added from its products and services provides significant benefits for the customer. The Company also participates in competitive bidding for government agency work. In evaluating a prospective sales situation, the Company also considers the lead time to revenue, the complexities of the customer's requirements and its ability to satisfy the customer and provide it with the necessary support.

PRINCIPAL SUPPLIERS

     VPI's business is based upon the integration of hardware and software telecommunications and data processing equipment manufactured by others into integrated systems designed to meet the needs of its customers. Although VPI has distributor agreements with a number of equipment manufacturers, substantially all of its revenue is based upon products manufactured by Centigram Communications Corporation ("Centigram"). The Company depends upon Centigram to offer products that are competitive with products offered by other manufacturers as to technological advancement, reliability and price. If Centigram's competitors should surpass Centigram in any of these qualities, the Company may be required to establish alternative strategic relationships. Any such development would adversely affect the Company's voice processing business for an indeterminate period of time until new supplier relationships could be established.

     Pursuant to the Authorized United States Distributor Agreement, which has been renewed several times over the last nine years, VPI is an independent distributor of Centigram products in the United States, Puerto Rico and Canada and may expand this territory into international locations with written authorization from Centigram. Under the Distributor Agreement, VPI must purchase a certain number of products each quarter from Centigram. During each of the nine years that this distributor relationship has existed, VPI has exceeded its quotas by significant amounts; VPI is expected to satisfy these quotas in 1998. The Distributor Agreement which last expired on December 31, 1997, is renewable automatically for successive two-year terms until canceled by either party upon 90 days' notice; effective as of December 31, 1997, the Agreement was automatically renewed for an additional two years, subject to the termination provisions described on the Distributor Agreement. The Distributor Agreement may also be terminated for cause in the event (i) VPI defaults in the payment of any amount due Centigram, and such default continues un-remedied for a period of 60 days after written notice of default; (ii) VPI breaches certain provisions of the Distributor Agreement concerning the proprietary rights of Centigram; (iii) VPI is acquired by a business entity that provides products or services in direct competition with Centigram's products, and in Centigram's judgment, such acquisition represents a conflict of interest; (iv) VPI fails to perform any obligation under the Distributor Agreement and such failure continues for a period of 20 days after written notice; (v) VPI fails to purchase any Centigram assigned quota for a period of two consecutive quarters; or (vi) VPI sells a Centigram product outside VPI's designated territory. In addition, the Distributor Agreement terminates automatically if VPI becomes insolvent, makes an assignment for the benefit of its creditors or if bankruptcy proceedings are commenced by, for or against VPI. Any controversy or claim related to the Distributor Agreement must be submitted to final and binding arbitration to be held in San Jose, California, according to the rules of the American Arbitration Association.

     Centigram has publicly announced that it has hired a third party firm to identify potential buyers for its Customer Premise Equipment ("CPE") business. If Centigram's CPE business is sold to an entity which does not permit third parties such as the Company to continue to distribute the CPE products, there would be a significant adverse impact upon the Company's business for an indeterminate period of time until new supplier relationships could be established.

     VPI has distributor agreements with a number of equipment manufacturers in addition to Centigram. In accordance with the terms of such distributor agreements, a manufacturer may discontinue the distributor relationship because of factors related to a particular distributor or because of a manufacturer's decision to change its method of distributing its products to all or parts of its markets. In making such a change, a manufacturer of key products sold by a distributor may effectively become a direct competitor of its former distributor. Moreover, a manufacturer may reduce its dealer discounts, eliminate exclusive distribution rights, reduce the manufacturer's support of a distributor or otherwise adversely affect the competitive environment in which the distributor sells the manufacturer's products. Any material change in VPI's distributor relationships with its key suppliers, or any interruption of the delivery of equipment to VPI by any of its key suppliers, would have a material adverse effect upon the Company.

CUSTOMERS

     The Company currently services approximately 1000 clients. Revenues from sales and services to two of such customers accounted for approximately 19% and 7% of total net revenues during the year ended December 31, 1997.

YEAR 2000 POTENTIAL IMPACT

     The Company has begun to conduct a review of its internal computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve any such problems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to or replacement of existing software, the Year 2000 problems will not pose significant operational problems for the Company's domestic computer systems. The Company believes that the costs associated with any such upgrade or replacement of software will not be material, and that all such changes will be implemented by the end of calendar year 1998. However, if such modifications are not made in a timely manner, or are not made properly, the Company may be unable to implement appropriate Year 2000 solutions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company distributes products from third party voice product equipment manufacturers, some of which are susceptible to Year 2000 problems. During fiscal year 1997, the Company initiated a review of the products its domestic subsidiary distributes to determine which, if any, are not capable of recognizing the year 2000. Communications were initiated with all of the manufacturers of such products to determine the nature and extent of any Year 2000 problems. Where potential computer problems for the Year 2000 of products used or distributed by the Company have been identified, these manufacturers have stated that they have committed resources to resolving such problems prior to year 2000. However, there can be no assurances that these manufacturers will, in fact, timely complete the resolution of their Year 2000 problems or, even if timely completed, that those solutions will be acceptable in the marketplace. The solution to be provided by some manufacturers will involve a significant upgrade cost to the end user, which may give rise to disputes and/or litigation between the end user and the manufacturer, which may also involve the Company. The costs of such possible disputes or litigation could be significant, thereby resulting in a material adverse effect on the Company's business, financial condition and/or results of operation.

     The Company acquired Advantis Network & Systems Sdn Bhd, a Malaysian company, on December 15, 1997 (See: Item 1, Overview). Additionally, the Company signed a definitive agreement on January 16, 1998, to acquire Infotel Technologies Pte Ltd ("Infotel"), a company organized under the laws of Singapore (See: Item 1, Overview). The Company has begun, but has not yet completed, its review of the internal computer systems of Advantis and Infotel to identify the systems in each company that are not Year 2000 compliant; thus, at this time the Company has not been able to determine whether Year 2000 problems (if any) will pose a significant operational problem for the computer systems of either of those two companies, and whether those operational problems, if any, would result in a material adverse effect on the Company's business, financial condition or results of operations. Similarly, the Company has not yet begun its review of third-party products distributed by Advantis or Infotel to determine the nature and extent of Year 2000 problems, if any, with such products. As a result, the Company is currently unable to determine whether there are any Year 2000 problems associated with such third-party products, and if so, whether the manufacturers will be able timely to resolve any such problems. The Company has also not been able to determine whether the legal systems of Malaysia and Singapore would result in more or less litigation exposure to the Company and its subsidiaries if there are disputes between the end user of a product installed by either Advantis or Infotel, and the manufacturer.

INTELLECTUAL PROPERTY

     The Company currently has pending federal trademark and service mark applications covering various classes of Voice Plus' goods and services; currently has two federally registered trademarks related to Voice Plus(R) and currently has two federally registered trademarks related to the FACTOR 1000(R) system. In addition, VPI, as the successor in interest to BFI, holds an exclusive worldwide license to market the FACTOR 1000(R) system until 2008. The FACTOR 1000(R) system is an impairment testing system that measures human sensory motor performance. It is based upon the Critical Tracking Task/Test ("CTT") technology, a product of research conducted by Systems Technology, Inc. ("STI") for the United States military in the late 1950's on pilot control of unstable aircraft.

     The Company has decided to exit from the business related to the FACTOR 1000(R) product and plans to sell all technology and related assets of this business. Under the terms of the CTT technology license agreement with STI, Voice Plus (as the successor in interest to BFI) is required to make quarterly royalty payments to STI of 8.5% of revenues directly related to CTT-based impairment testing of employees. In addition to end-user licensing, the CTT license permits BFI to sublicense the CTT technology; provided that the sublicense agreement requires an initial payment to BFI of at least $250,000 and an on-going royalty payment of 8.5% of revenues. VPI must make payments to STI on such sublicensing arrangements as follows:

(i) a royalty payment of 8.5% on $250,000 of the initial sublicense fee plus 50% of any initial fee in excess of $250,000; and (ii) a royalty payment of 50% of the sublicense royalties received, which amount must be at least 4.25% of the gross contract revenue. The agreement also includes a minimum aggregate payment to STI of $150,000 over each three-year period (which amount may include fees paid to STI for consulting services), beginning with the three-year period commencing on January 1, 1997. The Company has granted an exclusive license of sports-related and sports entertainment applications of the FACTOR 1000(R) system (and sublicense of the CTT technology) to SportsTrac for the term of the CTT license. The Company collected a $1,000,000 initial fee from SportsTrac and in 1996 paid to STI a royalty of $42,500 on the $500,000 portion of the initial fee subject to the STI royalty. To date, SportsTrac has sold only one system. As a result, the Company has collected only $850 (in the first quarter of 1997) in on-going royalties from SportsTrac, and the Company has not projected significant revenue from any such on-going royalties in the future.

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

     The acquisition of Advantis required the approval of the Foreign Investment Committee of the Malaysian government which approval was obtained subject to the Company agreeing to apply for certification as a Multimedia Super Corridor ("MSC") company in Malaysia, although no time limit was specified for obtaining such certification. The MSC is an economic development zone established by the Malaysian government to stimulate the indigenous development of information technology. To encourage the participation of businesses in the zone, MSC status provides certain corporate benefits including access to government grants, preferred vendor status within the MSC, and tax-free status for ten years. MSC status is dependent on an applicant's contribution to the betterment of the Malaysian people through the application of certain technology of which communications technology is a prime determinant. The Company has undertaken certain efforts to obtain MSC certification including the hiring of a consultant knowledgeable in such processes. The Company believes that it has the necessary merits for certification.

INSURANCE

     The Company currently maintains director and officer liability insurance of $5,000,000 per occurrence, $5,000,000 in the aggregate; general liability insurance, including products liability insurance, of $2,000,000 per occurrence, $2,000,000 in the aggregate; a general liability umbrella policy with limits of $5,000,000 per occurrence, $5,000,000 in the aggregate; and products liability insurance of $2,000,000 per occurrence, $2,000,000 in the aggregate. While there can be no assurance that the Company will be able to maintain such coverage, or secure increased coverage if needed, the Company believes that it will be able to do so. There can be no assurance that any insurance policy will provide adequate protection against successful claims. A successful claim brought against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

     The Company maintains key man insurance policies on several of its senior executive officers, including $1 million on the life of Esmond T. Goei, the Company's Chairman, President and Chief Executive Officer. All policies name the Company as the sole beneficiary. The loss of the services of any of the Company's key employees would have a material adverse effect on the Company.

EMPLOYEES

     As of March 15, 1998, the Company employed a total of 69 employees, of whom 31 were employed by the Company's Malaysian subsidiary, Advantis. The Company has never had a work stoppage and no employee is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION

  Voice Processing

     The voice processing market, one of the fastest growing segments of the telecommunications industry, is highly competitive. The Company believes that competition within this industry will intensify with the introduction of new product enhancements and new competitors. VPI competes with a number of larger integrated companies that provide competitive voice processing products and services as subsets of larger product offerings, including all the former regional Bell companies and major PBX equipment manufacturers, such as Fujitsu Limited and Lucent Technologies Inc. ("Lucent"), formerly a division of AT&T. These integrated public company competitors are substantially larger than the Company and have substantially larger revenues than the Company. Additionally, in the customer premise equipment markets, VPI competes with two types of equipment companies: (i) interconnects (PBX providers), including Lucent, Northern Telecom Limited, Fujitsu Limited and NEC Corporation, and (ii) independent voice processing manufacturers, such as Octel Communications Corporation, Digital Sound Corporation, Active Voice Corporation, Applied Voice Technology, Inc., Glenayre Technologies, Inc. and Comverse Technology, Inc. Glenayre Technologies, Inc. and Comverse Technology, Inc., among others, also compete with the Company in the service provider market. A substantial majority of competitors in the voice processing field have better name recognition in the market, a larger installed base of customers and greater financial, marketing and technical resources than the Company.

     VPI believes that its attention to customer service, as well as to the customer's technical requirements, has resulted in success in competing and winning sales bids against its much larger competitors. VPI provides detailed information and support to its customers beginning at the point of sale and continuing through the implementation period as well as ongoing service. Depending on the terms of the maintenance contract purchased, the Company provides assistance for its customers up to 24 hours per day, 365 days a year. The Company provides extensive training for its employees in products, installation, system design and support in order to assist customers in selecting the right equipment and to provide the quality of service that is demanded. VPI's technical capabilities and expertise are enhanced by its experienced technical personnel. VPI's junior field technicians generally have at least two years of field experience with the particular equipment being installed, and senior technicians have about eight years of field experience. This level of experience can often be a deciding factor in a customer's purchase decision. VPI believes it has a very loyal customer base founded on satisfaction with its service capabilities and active account management.

  Customer Premise Equipment (CPE)

     In the customer premise equipment markets, VPI competes with two types of equipment companies: (i) interconnects (PBX providers), including Lucent, Northern Telecom Limited, Fujitsu Limited and NEC Corporation, and (ii) voice processing manufacturers, such as Octel Communications Corporation, Glenayre Technologies, Inc., Digital Sound Corporation, Active Voice Corporation, Applied Voice Technology, Inc. and Comverse Technology, Inc.

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

     VPI is the only national distributor that focuses solely on voice processing systems integration. Other distributors that focus solely on voice processing do not have a national organization. While manufacturers of voice processing equipment could be viewed as national competitors, such manufacturers are concerned primarily with the sale of their own equipment and generally do not promote other manufacturers' equipment that may better satisfy the needs of their customers.

     The Company expects that new or enhanced products will be offered by its principal existing competitors and new competitors. In addition, the Company believes that computer software vendors, such as Novell, Inc., Lotus Development Corporation and Microsoft Corporation, will continue to develop enhanced messaging and networking software with voice and data information processing applications.

  Service Providers

     The Company provides products to various service providers, including cellular communications operators and long-distance re-sellers. Competitors include several voice processing manufacturers such as Boston Technology Inc., Octel Communications Corporation, Centigram, Comverse Technology, Inc., Digital Sound Corp. and Glenayre Technologies, Inc. The further deregulation of the telecommunications industry resulting from the Telecommunications Act of 1996 has provided opportunities for increased competition in the local telephone market. The Company believes that this market will require extensive integration of equipment supplied by various vendors and, as such, can benefit from the Company's independence and integration skills.

  Infrastructure Communications Equipment

     The infrastructure communications market in Malaysia is largely driven by the growth of the country's manufacturing and industrial sectors as well as the growth in government services as necessitated by population growth and urbanization. Consequently much of the market opportunity is controlled by either the government or the general construction contractors. Both market sectors are addressed by Advantis, the Company's Malaysian subsidiary as well as several larger local companies. However, given the infancy of Malaysia's telecommunications industry, almost all equipment sold in the country is imported. As a result, competitive advantage is often derived simply by a vendor's ability to offer an exclusive portfolio of products, and to provide the necessary technical support for such products. Advantis therefore competes by aligning itself with several popular manufacturers of telecommunications equipment such as Nortel, Inc., 3COM Corporation, Case Technology, Network Associates, Inc., Intel Corporation, Hypercom Limited, and BICC BrandRex. Advantis also aligns itself as a sub-contractor with various large local general contractors to provide telecommunications equipment and services. Frequently, Advantis also partners with local systems integrators that do not carry the line of products that Advantis provides. One such systems integrator is Infocom (M) Sdn Bhd which has a common shareholder with the Company, although such shareholder holds less than 5% of the Company's Common Stock. Infocom is not currently a competitor as it focuses largely on the banking sector, whereas Advantis focuses on the manufacturing and government sectors. As to other large systems integrators in the market, Advantis currently does not compete directly with them but acts as a sub-contractor to another larger systems integrators with whom it has aligned itself. However, the Company expects that Advantis will face such competitors directly in the future when it has better established its installed base. Further, continued growth of Malaysia's manufacturing and industrial sectors will likely fuel competition in the country's infrastructure communications market.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company consolidated its offices and moved its principal corporate office to Fremont, California from Golden, Colorado in August 1997. The Company's corporate offices occupy approximately 7,600 square feet of office space in premises shared with, and leased by, VPI. This facility is leased pursuant to a lease agreement expiring August 31, 2000. The lease provides for an approximately 3% escalation in rents during each year of the lease. Rental payments average $11,911 per month over the term of the lease. The Company was able to cancel its Golden, Colorado lease with little or no cost to the Company.

     The Company leases office space at several other locations in the United States under leases which expire in the year 2000. Aggregate space leased at these facilities totals approximately 5,700 square feet, and total monthly office rental expense is approximately $9,750. In addition, the Company's Malaysian subsidiary, Advantis, leases approximately 7,000 square feet of office space at a monthly office rental expense of approximately US $2,500 per month under a lease which can be extended to November 1999. The Company believes that leased office space at market rates is readily available at all such locations.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is a party to certain legal proceedings arising in the ordinary course of its business. Management presently believes that liability, if any, resulting from such ordinary course of business litigation, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has traded on the over-the-counter market and has been quoted on The Nasdaq Stock Market SmallCap System under the symbol "NHAN" since the Company's February 4, 1997 initial public offering. As of March 31, 1998, there were approximately 827 shareholders of record. The following table sets forth for the periods indicated the high and low closing prices for the Company's Common Stock as reported by Nasdaq.

FISCAL YEAR 1997                                               HIGH       LOW
----------------                                              -------    ------
First quarter (February 4, 1997 to March 31, 1997)..........  $4.3125    $3.750
Second quarter..............................................  $4.0625    $3.375
Third quarter...............................................  $4.0625    $3.250
Fourth quarter..............................................  $3.4375    $2.125

DIVIDEND POLICY

     The Company has not paid dividends on its Common Stock since its inception, nor did its predecessor, BFI. VPI, prior to its acquisition by the Company, made distributions to its sole stockholder. The Company currently intends to retain earnings for use in the business. Accordingly, the Company does not anticipate paying any dividends to its stockholders in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

                                                                                              AGGREGATE
                                   DATE OF                                         NUMBER     PURCHASE       FORM OF
CLASS OF PURCHASERS(1)               SALE      TITLE OF NHANCEMENT SECURITIES     OF SHARES     PRICE     CONSIDERATION
----------------------             --------    ------------------------------     ---------   ---------   -------------
Ninety-one Holders of Capital
  Stock of BioFactors(2)           02-03-97   Shares of Common Stock               612,800        2             2
James S. Gillespie(3)              02-03-97   Shares of Common Stock              1,312,500       3             3
Stock Options granted to three                Stock options to purchase shares
  optionees(4)                     02-03-97     of Common Stock                    100,000        4             4
Ten Holders of options to acquire             Stock options to purchase shares
  BioFactors Common Stock(5)       02-04-97     of Common Stock                    534,375        5             5
Fifty-three Holders of Warrants
  to acquire BioFactors Common                Warrants to purchase shares of
  Stock(6)                         02-04-97     Common Stock                       110,000        6             6
Sixteen Holders of Promissory
  Notes payable by BioFactors(7)   02-04-97   Shares of Common Stock               258,200        7             7
Sixteen Officers, Directors and               Warrants to purchase shares of
  Third Party Lenders(8)           02-04-97     Common Stock                       500,000        8             8

                                                                                              AGGREGATE
                                   DATE OF                                         NUMBER     PURCHASE       FORM OF
CLASS OF PURCHASERS(1)               SALE      TITLE OF NHANCEMENT SECURITIES     OF SHARES     PRICE     CONSIDERATION
----------------------             --------    ------------------------------     ---------   ---------   -------------
Stock Options granted to two                  Stock options to purchase shares
  optionees(9)                     02-04-97     of Common Stock                     33,750        9             9
Nine Holders of Warrants to
  acquire NHancement Common                   Warrants to purchase shares of
  Stock(10)                        02-04-97     Common Stock                       230,000       10            10
Stock options granted to four                 Stock options to purchase shares
  optionees(11)                    03-18-97     of Common Stock                    223,125       11            11
Stock options granted to five                 Stock options to purchase shares
  optionees(12)                    03-26-97     of Common Stock                    130,000       12            12
Stock options granted to three                Stock options to purchase shares
  optionees(13)                    07-07-97     of Common Stock                     26,250       13            13
Stock options granted to one                  Stock options to purchase shares
  optionee(14)                     08-19-97     of Common Stock                     20,000       14            14
Stock options granted to thirty               Stock options to purchase shares
  optionees(15)                    12-08-97     of Common Stock                    276,250       15            15
Six Holders of Capital Stock of
  Advantis(16)                     12-15-97   Shares of Common Stock               208,546       16            16

---------------

 (1) The sales of securities to, and the exchanges of securities with, the individuals identified in the table above were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and/or Regulation D promulgated thereunder.

 (2) On February 3, 1997, prior to the February 4, 1997 consummation of the initial public offering ("IPO") of NHancement, BioFactors merged with a subsidiary of NHancement and became a wholly-owned subsidiary of NHancement. In connection with this merger transaction, the issued and outstanding shares of the capital stock of BioFactors were exchanged for restricted shares of the Common Stock of NHancement.

 (3) On February 3, 1997, prior to the February 4, 1997 consummation of the IPO, Voice Plus was acquired by NHancement pursuant to a merger with a subsidiary of NHancement, whereupon Voice Plus became a wholly-owned subsidiary of NHancement. In connection with this acquisition transaction, 1,312,500 shares of the Common Stock of NHancement were issued to Mr. Gillespie (the sole stockholder of Voice Plus), 600,000 of which were registered and sold in the IPO and the balance of which (712,500 shares) are restricted shares.

 (4) The options were granted to employees of NHancement under the Company's Equity Incentive Plan. The options generally expire ten (10) years from the date of grant and become exercisable for 50% of the shares on August 4, 1998, with the balance vesting on February 4, 1999. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined by the Board of Directors of NHancement on the date of grant.

 (5) On February 4, 1997, the outstanding options to acquire shares of the Common Stock of BioFactors were assumed by NHancement and re-granted by NHancement, subject to and in accordance with NHancement's Equity Incentive Plan. Pursuant to the option assumption, the terms and vesting schedules of the options remained the same (with full vesting of options generally occurring by November 2, 1998 at an exercise price of $3.20 per share.

 (6) On February 4, 1997, the outstanding warrants to acquire shares of the common stock of BioFactors were assumed by NHancement, subject to and in accordance with the terms governing the exercise of such warrants. The exercise price for each warrant was set at $4.80 per share, with the term for exercise expiring on February 4, 2001; provided, however, that no warrants were exercisable until February 4, 1998.

 (7) Upon the February 4, 1997 consummation of the IPO, all accrued interest payable by BioFactors, under the terms of the then-existing promissory notes, was converted into restricted shares of the Common Stock of NHancement, based on a per share price of $4.00.

 (8) Upon the February 4, 1997 consummation of the IPO, NHancement issued warrants to purchase shares of the Common Stock of NHancement. The warrants are presently exercisable at a price per share of $4.80 and will expire on February 4, 2001.

 (9) The options were granted to members of the Board of Directors of NHancement under the Company's Equity Incentive Plan. The options generally expire ten
     (10) years from the date of grant and become exercisable for 50% of the shares on February 4, 1998, with the balance vesting on February 4, 1999. One of the optionees, a former director of the Company, resigned his position in August 19, 1997; all options granted to such director were canceled. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined by the Board of Directors of NHancement on the date of grant.

(10) Upon the February 4, 1997 consummation of the IPO, NHancement issued warrants to the underwriter to purchase shares of the Common Stock of Nhancement which were subsequently assigned to nine (9) of the underwriter employees. The warrants are presently exercisable at a price per share of $4.80 and will expire on February 4, 2001.

(11) The options were granted to employees and members of the Board of Directors of NHancement under the Company's Equity Incentive Plan. The options generally expire ten (10) years from the date of grant and, in the case of options granted to employees, become exercisable for 1/36 per month from the date of grant; an option granted to a former director of the Company became exercisable for 50% of the shares on the date of grant of the option, with the balance vesting on March 18, 1997. Such director resigned his position on April 9, 1997; all options granted to such director were canceled. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined by the Board of Directors of NHancement on the date of grant.

(12) The options were granted to employees of, and consultants to, NHancement under the Company's Equity Incentive Plan. The options generally expire ten
     (10) years from the date of grant and, in the case of options granted to employees, become exercisable for 25% of the shares on the first year anniversary of the date of grant, with the balance vesting 1/36 per month thereafter; an option granted to a consultant vests 1/3 on April 1, 1998, 1/3 on April 1, 1999 and 1/3 on April 1, 2000. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined by the Board of Directors of NHancement on the date of grant.

(13) The options were granted to members of the Board of Directors of NHancement under the Company's Equity Incentive Plan. The options generally expire ten
     (10) years from the date of grant and, in the case of one director, become exercisable for 25% of the shares on the first year anniversary of the date of grant and 25% annually thereafter; in the case of the other directors, the options become exercisable for 50% of the shares on February 4, 1998, with the balance vesting on February 4, 1999. One such director resigned his position on August 19, 1997; all options granted to such director were canceled. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined by the Board of Directors of NHancement on the date of grant.

(14) The options were granted to a member of the Board of Directors of NHancement under the Company's Equity Incentive Plan. The options generally expire ten (10) years from the date of grant and become exercisable for 25% of the shares on the first year anniversary of the date of grant and 25% annually thereafter. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined by the Board of Directors of NHancement on the date of grant.

(15) The options were granted to employees of, and consultants to, NHancement under the Company's Equity Incentive Plan. The options generally expire ten
     (10) years from the date of grant and become exercisable for 25% of the shares on the first year anniversary of the date of grant, with the balance vesting 1/36 per month thereafter. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined by the Board of Directors of NHancement on the date of grant.

(16) On December 15, 1997, in connection with the acquisition by NHancement of all of the issued and outstanding shares of the capital stock of Advantis, NHancement issued 300,000 shares of its Common Stock in exchange for all of the issued and outstanding shares of the capital stock of Advantis. Of these shares, 208,546 have been transferred to the former stockholders of Advantis, and the remaining 91,454 are being held in escrow, and may or may not be transferred to the former stockholders of Advantis upon termination of the escrow depending on whether certain accounts receivable goals are attained, in which case the shares would be retired. Further, depending upon Advantis meeting certain profit targets over the following two years, the company could be obligated to issue up to an additional 230,000 shares of its Common Stock to former Advantis stockholders.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 4, 1997, the Company and Chatfield Dean & Company, its underwriter, completed an initial public offering of 2,300,000 shares of $0.01 par value Common Stock, of which 1,700,000 shares were sold by the Company and 600,000 shares, representing a portion of the consideration for the outstanding shares of VPI, were sold by a stockholder of the Company (Commission file number 333-15563). On February 11, 1997, the underwriters exercised an option to purchase from the Company an additional 345,000 shares of Common Stock to cover over-allotments. The use of proceeds by the Company through December 31, 1997 was as follows (amounts are actual unless indicated as estimates):

Gross Proceeds to the Company...............................  $8,180,000
Underwriters Discounts and Commissions......................     572,600
Underwriters Non-accountable Expenses.......................     245,400
Other Expenses..............................................     831,700
                                                              ----------
Total Expenses..............................................   1,649,700
                                                              ----------
Net Offering Proceeds to the Company........................  $6,530,300
                                                              ==========
Use of Net Offering Proceeds:
Purchase and installation of equipment......................  $  199,000
Repayment of Indebtedness...................................   2,485,400
Repayment of Indebtedness to Affiliates.....................     391,100
Bonuses to Officers.........................................     250,000
Secured Loans ($60,000 to Officer)..........................     360,000
Working Capital (estimated).................................   1,490,000
Cash in Banks...............................................   1,354,800
                                                              ----------
                                                              $6,530,300

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following contains forward-looking statements regarding future events or the future financial performance of the Company that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Item 6, as well as in Item 1 hereof and elsewhere in this report.

GENERAL

     NHancement Technologies Inc., a Delaware corporation ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company and successor to the business of BioFactors, Inc. ("BFI" or "BioFactors"), a Delaware corporation. On February 3, 1997, prior to the February 4, 1997 consummation of the initial public offering ("IPO") of the Company's Common Stock, BFI merged with a subsidiary of NHancement whereupon BFI, as the surviving corporation, became a wholly-owned subsidiary of NHancement. The BFI merger was accounted for in a manner similar to a pooling-of-interests. Also, on February 3, 1997, the Company acquired Voice Plus, Inc. ("VPI" or "Voice Plus"), a California corporation, and a systems integrator and national distributor of voice processing equipment, pursuant to a transaction by which VPI merged with a subsidiary of NHancement, whereupon VPI, as the surviving corporation, became a wholly-owned subsidiary of NHancement. The VPI acquisition was accounted for as a purchase, and, accordingly, the results of VPI's operations were included in the Company's financial statements commencing February 3, 1997.

     For financial accounting purposes, BFI was deemed to be the acquiror of VPI. However, NHancement is considered to be the successor in interest of BFI and references herein to the Company signify BFI and its successor NHancement.

     Effective as of November 12, 1997, BioFactors, Inc., a Delaware corporation and a wholly-owned subsidiary of NHancement, was merged with and into Voice Plus, Inc., a California corporation and a wholly-owned subsidiary of NHancement, in a statutory merger intended to qualify, for federal income tax purposes, as a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. Voice Plus was the surviving corporation in the merger transaction with BioFactors, and the separate existence of BioFactors ceased on the effective date of the merger. The operations of the combined entity are being conducted under the name of "Voice Plus(R)," which is headquartered in Fremont, California. Voice Plus remains a wholly-owned subsidiary of NHancement.

     On December 15, 1997, NHancement purchased one hundred percent (100%) of the shares of Advantis Network & System Sdn Bhd, a Malaysian corporation ("Advantis"). As a result of the acquisition, Advantis became a wholly-owned subsidiary of NHancement. Advantis is a telecommunications systems integrator located in Malaysia. The operations of the entity are being conducted under the name of "Advantis Network & System Sdn Bhd," which is headquartered in Kuala Lampur, Malaysia. The acquisition was accounted for as a purchase, and, accordingly, the results of Advantis' operations were included in the Company's financial statements commencing December 15, 1997.

     The business of NHancement will be conducted by its operating company subsidiaries, Voice Plus, Inc. and Advantis Network & System Sdn Bhd. For the year ended December 31, 1996, the historical financial statement information includes the separate accounts of BFI without giving effect to the business combinations of BFI and VPI occurring immediately prior to the IPO, or to the IPO. For the year ended December 31, 1997, the historical financial statement information gives effect to the business combinations of BFI and VPI occurring immediately prior to the IPO, the IPO and the acquisition of Advantis. The historical financial statement information presented for 1997 includes twelve months of BFI operations, approximately eleven months of VPI operations and sixteen days of Advantis operations and gives effect to the business combinations and the IPO.

RESULTS OF OPERATIONS

                          NHANCEMENT TECHNOLOGIES INC.

                                                                YEARS ENDED
                                                                DECEMBER 31
                                                              ---------------
                                                               1996     1997
                                                              ------    -----
Net revenues................................................   100.0%   100.0%
Cost of goods sold..........................................    16.2%    57.3%
Gross margin................................................    83.8%    42.7%
Research, selling and administration expenses...............   240.0%    94.2%
          Operating loss....................................  (156.2)%  (51.5)%
Other income (expense)......................................   (73.3)%    0.4%
Loss before income taxes....................................  (229.5)%  (51.1)%
Income taxes................................................     0.0%     0.0%
Net loss....................................................  (229.5)%  (51.1)%

     In 1996, the Company's resources were devoted to development of BFI's employee impairment testing systems and pursuing the acquisition of VPI, which became a wholly-owned subsidiary of the Company in February 1997. BFI's net revenues in 1997 were negligible ($23,000) compared to $796,000 in 1996. The revenues in 1996 were primarily due to the recording of the $700,000 final payment from SportsTrac on a $1 million one-time fee recorded in connection with a sublicensing agreement signed in 1995 for BFI's technology for sports-related applications. The Company has decided to pursue a buyer for its FACTOR 1000(R) technology and products, as no significant FACTOR 1000(R) revenue is anticipated for 1998.

     The Company's primary focus in 1997 was as an integrator and distributor of voice processing and telecommunications systems for businesses, which operations were conducted through the Company's VPI subsidiary. Only eleven months of VPI's revenues were recorded in the Company's financial statements during 1997, for a total of $8.8 million. VPI's net revenues, as a stand-alone business and on an annualized basis, increased 9.1% from $8.8 million for the year ended December 31, 1996 to $9.6 million for the year ended December 31, 1997. The increase in VPI net revenues between 1996 and 1997 was due primarily to the sale of larger voice processing systems, multiple installations and reduction of its order backlog. The order backlog eroded during 1997 and at year-end was less than $1 million. VPI revenues in the fourth quarter of 1997 were about $500,000 below the 1997 run rate, and management expects sales levels to continue to be well below 1997 run rates in the first and second quarter of 1998. The projections for the first quarter are estimated at less than 50% of recent historical levels and is an indication of why the impairment loss was taken on the VPI acquisition. Additionally, the Company's revenues are almost exclusively derived from the sale of Centigram products and any termination or adverse change in the Company's distributor relationship with Centigram would have a material adverse impact upon the Company's voice processing business. Centigram has publicly announced that it has hired a third party firm to identify potential buyers for its CPE business. If Centigram's CPE business is sold to an entity which does not permit third parties such as the Company to continue to distribute the CPE products, there would be a significant adverse impact upon the Company's business for an indeterminate period of time until new supplier relationships could be established.

     The Company's Advantis subsidiary, a telecommunications systems integrator located in Malaysia, was acquired on December 15, 1997 and added less than one month, or $245,000, to the Company's net revenues during 1997. Advantis net revenues, as a stand alone business on a preacquisition and annualized basis, increased 170.6% from $1.7 million in the fiscal year ended March 31, 1996 to $4.6 million in the fiscal year ended March 31, 1997, due mainly to the sale of larger systems and projects. The Malaysian currency weakened substantially in 1997 and future softening of the Ringgit could have a material adverse effect on Advantis' business.

     Gross margins in 1997 decreased to 42.7% from 83.8% in 1996. Gross margins in 1996 related only to FACTOR 1000(R) sublicensing revenues which were extremely high as a result of the receipt of a $700,000 sublicense payment with minimal related expense. No significant revenues from the commercial release of the FACTOR 1000(R) system were recorded in 1997. The gross margin in 1997 is associated almost exclusively with the Company's VPI subsidiary whose gross margin, as a stand-alone business, increased slightly to 44.0% in 1997 compared to 41.4% in 1996 due to larger system sales. Advantis contributed only about $63,000 to the Company's gross margin. As a stand alone business, Advantis' gross margin fell 4.5% as a percent of sales from 1996 to 1997, but increased in dollar amount from $345,700 in 1996 to $749,100 in 1997, due mainly to ramp up costs associated with the sale of larger systems and projects. Due to the recent substantial change in the value of the Malaysian Ringgit the Company is considering hedging currencies in 1998 to protect its gross margins. The Company, to date, has little experience with currency hedging transactions and this inexperience may result in an adverse effect on the Company's business.

     Company-wide research, selling and administrative ("RS&A") expenses as a percentage of net revenues were abnormally high during 1996 as compared to 1997 for the following reasons: (i) during most of 1996, BFI continued development of the FACTOR 1000(R) system, working closely with a few beta customers; (ii) most of the operating costs in 1996 were expended on the efforts to find complementary businesses to acquire that would provide a viable marketing channel for the FACTOR 1000(R) system; and (iii) during 1996 significant expenditures were made in connection with unconsummated mergers and indirect expenditures were made in connection with the impending VPI merger and to prepare for the IPO. The majority of RS&A expenses in 1997 were associated with the Company's VPI subsidiary. For VPI, as a stand-alone business, RS&A in 1997 increased 55.7% as a percent of revenues to 86.3% compared to 30.6% in 1996 due to (i) an impairment loss of $4.1 million which reduced the carrying value of the excess of cost over net assets acquired relating to the VPI acquisition ,
(ii) the recording of eleven months of amortization of the excess of cost over net assets acquired totaling $565,000 relating to the VPI acquisition and (iii) additional expenses associated with being a public reporting company. The Company recorded only insignificant RS&A expenses (approximately $36,000) for its newly acquired Advantis subsidiary during 1997. Advantis' RS&A, as a stand alone business, increased 4.2% as a percent of revenues year over year, due mainly to ramp up costs associated with increased revenue and accelerated revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

     Although the acquisition of complementary businesses and products is an element of the Company's business strategy, none of the proceeds of the IPO were reserved specifically for the funding of future acquisitions. If a cash payment in excess of available working capital is required to make an acquisition, the Company will need to obtain additional debt or equity financing. Debt financing may require the Company to pay significant amounts of interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may dilute the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or general working capital purposes or that, if available, such financing will be available on terms the Company deems acceptable. The inability of the Company to obtain such financing will likely have a material adverse effect on the Company's growth and acquisition strategy. The Company currently negotiated an equity financing for $3.0 million of which $750,000 has been received, with the remainder to be received subject to certain terms as follows: $500,000 with the filing of an S-3 registration statement, $500,000 60 days thereafter, $500,000 30 days thereafter and $750,000 30 days thereafter, with a large portion of the proceeds to be used for the acquisition of Infotel.

     During 1997, net cash used in operating activities was $2.9 million, consisting primarily of cash used to pay accounts payable and accrued liabilities. Net cash provided by investing and financing activities totaled $4.2 million. Net proceeds from the IPO were $6.5 million, and cash acquired from the VPI and Advantis acquisitions was $0.8 million, of which a portion of these funds were utilized to repay approximately $2.0 million of outstanding nonconvertible debt and interest accrued at rates between 10% and 12% per annum, and $1.3 million of debt incurred in connection with the VPI acquisition. At December 31, 1997, the Company's working capital was $1.1 million and cash and cash equivalents totaled $1.4 million. The current ratio increased from 0.13 to 1 at December 31, 1996 to 1.3 to 1 at December 31, 1997, primarily due to funds received by the Company in its IPO and net assets associated with the Company's acquisitions. The reduced level of revenues projected for VPI and the corresponding reduction of income in the first quarters of 1998 will result in a net use of cash from operations and a reduction of current ratio.

     As of December 31, 1997, the Company had outstanding debt of approximately $0.5 million inclusive of associated accrued interest. The Company has been offered a $2 million accounts receivable credit line with a U.S. major bank with an advance rate of 80% of eligible receivables but has chosen not to finalize the agreement at this time.

     The company's management estimates that it will incur about $500,000 in capital expenditures during the next 12 months, about $300,000 represents company-wide business systems software. It is anticipated that all major capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

     Based upon its present plans, management believes that operating cash flow, available cash and available credit resources, together with the remaining net proceeds of the IPO, are adequate to meet the working capital cash needs of the Company and to meet anticipated capital needs during the next 12 months. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to successfully implement its acquisition program, and it will use various methods to finance acquisitions, including the payment of cash, for this purpose.

ACCOUNTING STANDARDS

     The Company was not affected by its adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share," which established a different method of calculating earnings per share than was previously used in accordance with Accounting Principal Board No. 15, "Earnings per Share," and provides for the calculation of basic and diluted earnings per share. This statement was effective for the Company's year ending December 31, 1997 and required that all prior earnings be restated to reflect its retroactive application.

     During 1997, the Financial Accounting Standards Board released its Statement of financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in the entity's financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 does not address issues of recognition or measurement for comprehensive income and its components, and therefore, it will not have an impact on the financial condition or results of operations of the Company upon adoption.

     The Financial Accounting Standards Board also recently released SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement, which is also effective for fiscal years beginning after December 15, 1997, requires reporting of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosure. Results of operations and financial position, however, will be unaffected by implementations of this standard.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when previous related accounting standards were issued. SFAS No. 132 is effective for financial statements for the period beginning after December 15, 1997 and requires comparative information for earlier years to be restated unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. Management believes that the Company's current financial statement disclosures will not need to be modified based upon current operations. Results of operations and financial position will be unaffected by implementation of this standard.

SEASONALITY AND INFLATION

     The Company's net sales typically show no significant seasonal variations, although net sales may be affected in the future by overall hiring trends and the concentration of vacations of key employees of client companies during the summer months or during holiday periods, which can delay product installations resulting in the postponement of the recognition of revenues.

YEAR 2000 DISCLOSURE

     The Company has begun to conduct a review of its internal computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve any such problems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to or replacement of existing software, the Year 2000 problems will not pose significant operational problems for the Company's domestic computer systems. The Company believes that the costs associated with any such upgrade or replacement of software will not be material, and that all such changes will be implemented by the end of calendar year 1998. However, if such modifications are not made in a timely manner, or are not made properly, the Company may be unable to implement appropriate Year 2000 solutions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company distributes products from third party voice product equipment manufacturers, some of which are susceptible to Year 2000 problems. During fiscal year 1997, the Company initiated a review of the products its domestic subsidiary distributes to determine which, if any, are not capable of recognizing the year 2000. Communications were initiated with all of the manufacturers of such products to determine the nature and extent of any Year 2000 problems. Where potential computer problems for the Year 2000 of products used or distributed by the Company have been identified, these manufacturers have stated that they have committed resources to resolving such problems prior to year 2000. However, there can be no assurances that these manufacturers will, in fact, timely complete the resolution of their Year 2000 problems or, even if timely completed, that those solutions will be acceptable in the marketplace. The solution to be provided by some manufacturers will involve a significant upgrade cost to the end user, which may give rise to disputes and/or litigation between the end user and the manufacturer, which may also involve the Company. The costs of such possible disputes or litigation could be significant, thereby resulting in a material adverse effect on the Company's business, financial condition and/or results of operation.

     The Company acquired Advantis Network & Systems Sdn Bhd, a Malaysian company, on December 14, 1997 (See: Item 1, Overview). Additionally, the Company signed a definitive agreement on January 16, 1998, to acquire Infotel Technologies Pte Ltd ("Infotel"), a company organized under the laws of Singapore (See: Item 1, Overview). The Company has begun, but has not yet completed, its review of the internal computer systems of Advantis and Infotel to identify the systems in each company that are not Year 2000 compliant; thus, at this time the Company has not been able to determine whether Year 2000 problems (if any) will pose a significant operational problem for the computer systems of either of those two companies, and whether those operational problems, if any, would result in a material adverse effect on the Company's business, financial condition or results of operations. Similarly, the Company has not yet begun its review of third-party products distributed by Advantis or Infotel to determine the nature and extent of Year 2000 problems, if any, with such products. As a result, the Company is currently unable to determine whether there are any Year 2000 problems associated with such third-party products, and if so, whether the manufacturers will be able timely to complete resolution of them. The Company has also not been able to determine whether the legal systems of Malaysia and Singapore would result in more or less litigation exposure to the Company and its subsidiaries if there are disputes between the end user of a product installed by either Advantis or Infotel, and the manufacturer.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements required by this Item begin at page F-1 of this report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of the directors, executive officers and significant employees of the Company and its subsidiaries as of March 31, 1998.

NAME                             AGE                          POSITION
----                             ---                          --------
Esmond T. Goei.................  47    Chairman, Chief Executive Officer, President and
                                       Director
Douglas S. Zorn................  49    Executive Vice President, Chief Financial Officer,
                                       Treasurer, Secretary and Director
Stephan Jan Meyers.............  50    Vice President, General Counsel and Assistant
                                       Secretary
James S. Gillespie.............  45    Vice President Sales and Director; President of Voice
                                         Plus, Inc.
Gary L. Nemetz.................  45    Director
James H. Boyle.................  43    Director
Santanu Das....................  43    Director
Kim Siang Goh..................  32    General Manager, Advantis Network & Systems Sdn Bhd
Diane E. Nowak.................  36    Vice President of Sales, Western Region, of Voice
                                       Plus, Inc.

     Esmond T. Goei. Mr. Goei has served as Chairman of the Board, President and Chief Executive Officer of the Company since its incorporation in October 1996. Mr. Goei served as Chairman of the Board, President and Chief Executive Officer of BFI from December 1993 until the merger of BFI into VPI in November 1997. From October 1992 to March 1997, Mr. Goei was a general partner of Transition Ventures I, L.P., a venture capital fund which he co-founded. Mr. Goei also was the co-founder of Transtech Venture Management Pte. Ltd., an international venture capital management firm established in 1986, and co-founder of Transpac Capital Management Pte. Ltd., a venture capital management firm established in 1989, of which he was Chief Executive Officer for North American operations until 1992. Mr. Goei currently serves as a director of YES! Entertainment Corporation, an electronics toy company of which he was a co-founding investor in 1992 and which is listed on The Nasdaq National Market System ("Nasdaq NMS"). From 1988 to 1995, Mr. Goei was a director of CliniCom, Inc., a patient care information systems company listed on Nasdaq NMS, which was sold in 1995 to HBO & Company. From 1987 to March 1995, Mr. Goei was a director of Centigram Communications Corporation, a voice messaging equipment company listed on Nasdaq NMS and VPI's largest supplier of voice processing equipment, and from 1988 to 1994, he served as Chairman of the Board. From 1988 to 1994, Mr. Goei also was a director of TranSwitch Corporation, a telecommunications semiconductor systems company listed on the Nasdaq NMS.

     Douglas S. Zorn. Mr. Zorn has served as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a director of the Company since its incorporation in October 1996. Mr. Zorn also held the title of Chief Operating Officer of the Company since its incorporation, but resigned from this position in October 1997. Mr. Zorn served as Executive Vice President, Secretary and Treasurer and Chief Financial and Operating Officer of BFI from December 1993 until the merger of BFI into VPI in November 1997. From 1991 until he joined BFI, Mr. Zorn was Chief Financial Officer of Monterey Telecommunications Corporation, an OEM wireless switch manufacturer for Motorola, Inc. From 1983 to 1991, he was employed by Centigram Communications Corporation where he last served as Vice President of Finance and Administration. Prior to joining Centigram, Mr. Zorn held various positions with Gould, Inc., a manufacturer of sophisticated logic test instruments, including Operation Controller of the Biomation Division. Mr. Zorn is a licensed certified public accountant.

     Stephan Jan Meyers. Mr. Meyers has served as Vice President, General Counsel and Assistant Secretary of the Company since February 3, 1998. He joined the Company on December 1, 1997, and plans to resign from his positions with the Company on or about April 30, 1998. From 1989 until he joined the Company, Mr. Meyers was in private practice as a sole practitioner in Northern California. Prior to establishing a private practice, he held various positions in publicly traded and privately held companies, as well as with a San Francisco law firm.

     James S. Gillespie. Mr. Gillespie has been Vice President of Sales and a director of the Company since its incorporation in 1996 and also serves as President of VPI. Mr. Gillespie was the founder of VPI and has served as President since VPI's incorporation in 1987. Mr. Gillespie was with Centigram Communications Corporation from 1983 to 1986, during which time he held a number of positions, with his final position being Director of National Sales. Mr. Gillespie has indicated his desire to relinquish his Board of Directors and Officers responsibilities and to transition into a part-time or consulting role with the Company when his replacement starts.

     Gary L. Nemetz. Mr. Nemetz became a director of the Company in February 1996, upon the consummation of the Company's IPO. Mr. Nemetz served in March 1995, and from April 1996 to February 1997, as a director of BFI. Mr. Nemetz served as a consultant to BFI from April 1995 to April 1996. Since 1984, Mr. Nemetz has served as President of Admiral Capital Corporation, a private investment management firm. He is also a general partner of Transition Capital Management Company, a venture capital fund. Since 1984, Mr. Nemetz also has conducted a management consulting business and law practice through G.L. Nemetz, a Professional Corporation. Mr. Nemetz is a certified public accountant (inactive status). From 1995 to 1997, Mr. Nemetz served as a director of YES! Entertainment Corporation, which is listed on Nasdaq NMS.

     James H. Boyle. Mr. Boyle was elected to the Company's Board of Directors July 7, 1997, to fill a vacancy created by a resignation and confirmed at its annual meeting of stockholders on August 19, 1997. Mr. Boyle is President of Boyle Enterprises, Inc., a management and investment consulting firm, and since May 1994 has been engaged in the development of the investment strategy and formation of an international telecommunications partnership. From July 1988 to July 1991, Mr. Boyle was a Vice President of BCE Ventures Corporation, and a director of numerous venture capital-backed companies including two international cellular telephone operating companies. From January 1985 to June 1988, he was employed by Northern Telecom Limited, a leading global provider of digital network solutions, as Manager-Venture Capital, and from April 1982 to December 1984, as Senior Treasury Analyst. Since September 1988, Mr. Boyle has served as a director on the board of Centigram Communications Corporation, a voice messaging equipment manufacturer listed on Nasdaq NMS and VPI's largest supplier of voice processing equipment. Mr. Boyle holds a Bachelor of Science (Honors) in Chemistry from Lakehead University and an M.B.A. in Finance and Accounting from McMaster University, both in Canada.

     Santanu Das. Dr. Das became a director of the Company at its annual meeting of stockholders on August 19, 1997. Dr. Das has served as President, Chief Executive Officer and a director of TranSwitch Corporation, a telecommunications semiconductor systems manufacturer, which is listed on Nasdaq NMS, since its inception in 1988. Prior to joining TranSwitch Corporation, Dr. Das held various positions, including President with Spectrum Digital Corporation where he worked from 1986 through August of 1988. Prior to joining Spectrum Digital Corporation, he held various positions including Director, Applied Technology Division of ITT Corporation's Advanced Technology Center. Dr. Das holds a Ph.D. from Washington University, St. Louis, and an undergraduate degree from Jadavpur University, Calcutta, India.

     Goh Kim Siang. Mr. Goh has served as General Manager of Advantis Network & System Sdn Bhd since its incorporation in May 1993. From 1992 until he joined Advantis Network & System Sdn Bhd, Mr. Goh was Account Manager for Uniteers Communications Sdn Bhd; a wholly-owned subsidiary of United Engineers (M) Berhad, responsible for the setting up of the networking division. Prior thereto, he held various sales positions in networking companies well known in Malaysia.

     Diane E. Nowak. Ms. Nowak has served as Vice President of Sales, Western Region, for VPI since July 1993. Ms. Nowak joined VPI in 1989 and previously served as Senior Sales Executive (May 1990 to July 1991) and as Director of Major Accounts (July 1991 to July 1993). Ms. Nowak served as a director of VPI from November 1995 to September 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except for the filings listed below.

  Late Filings

     All of the officers and directors of the Company at the time of the consummation of the Company's initial public offering ("IPO") on February 4, 1997 correctly and timely filed his or her initial Statement of Beneficial Ownership of Securities on Form 3 ("Form 3"). However, certain of those officers and directors possessed convertible notes which were automatically converted upon the consummation of the Company's initial public offering ("IPO") on February 4, 1997. The conversion of those convertible notes should have been, but was not, reported on a Statement of Changes of Beneficial Ownership of Securities on Form 4 ("Form 4") for the month of February 1997. Those same officers and directors were also issued Common Stock warrants at the commencement of the IPO. Those warrants should have been, but were not, reported on a Form 4 for the month February 1997. The following officers and directors timely filed a Form 5 for the fiscal year ended December 1997 to include the conversion of the convertible notes and the issuance of the Common Stock warrants: William Brehm; Esmond T. Goei; Gary L. Nemetz; Richard H. Williams; and Douglas S. Zorn.

     Gary L. Nemetz, a director of the Company, purchased 15,000 shares of Common Stock of the Company during the month of August 1997, and purchased 6,700 shares of Common Stock of the company during the month of November 1997. These purchases should have been, but were not, reported on a Form 4 for the months of August and November 1997. An amended Form 5 for the fiscal year ended December 1997 was filed on behalf of Mr. Nemetz in April 1998.

  Incorrect Filing

     James S. Gillespie, and officer, director and more than ten percent stockholder of the Company, timely filed a Form 4 to reflect an open market purchase of the Company's Common Stock during the month of April 1997. However the total number of securities owned by him at the end of that month was listed incorrectly. An amended Form 4 for April 1997 was filed in February 1998.

     Santanu Das timely filed his Form 3 upon becoming a director of the Company. However, the total number of securities owned by him as reflected on the Form 3 failed to include five hundred shares purchased in the open market prior to his becoming a director of the Company, but following the consummation of the Company's IPO. An amended Form 3 was filed for Mr. Das in April 1998 to include those shares.

ITEM 10. EXECUTIVE COMPENSATION

     The following table, and the accompanying explanatory footnotes, include annual and long-term compensation information for services rendered in all capacities during the fiscal years ended December 31, 1995, 1996 and 1997, by
(i) the Company's Chief Executive Officer and (ii) the other highly compensated executive officers of the Company (or its subsidiaries) at December 31, 1997, who received compensation of at least $100,000 during the fiscal year ended December 31, 1997 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                 ANNUAL COMPENSATION                 ------------------------
                                   -----------------------------------------------   RESTRICTED    SECURITIES
                                                                    OTHER ANNUAL       STOCK       UNDERLYING
NAME AND POSITION                  YEAR     SALARY($)   BONUS($)   COMPENSATION($)   AWARDS($)     OPTIONS(#)
-----------------                  ----     ---------   --------   ---------------   ----------    ----------
Esmond T. Goei...................  1997     $163,750    $     --     $   38,000(4)    $    --       100,000
  Chairman of the Board,           1996(1)   135,000     125,000             --(2)         --            --
  President and Chief              1995(1)   108,000          --             --(2)     58,608(1)    168,750(8)
  Executive Officer
Douglas S. Zorn..................  1997     $150,000    $     --     $   60,000(5)    $    --       100,000
  Executive Vice President,        1996(1)   135,000     125,000             --(2)         --            --
  Chief Financial Officer and      1995(1)    90,000          --             --(2)     58,608(1)    140,625(8)
  Secretary
James S. Gillespie(6)............  1997     $150,000    $     --     $  230,000(2)    $    --            --
  Vice President of Sales and      1996      300,000          --     $1,003,130(7)         --            --
  President of VPI                 1995      300,000     550,000             --(2)         --            --

---------------

(1) Data reflects compensation paid by BFI for fiscal years 1995 and 1996. In 1995, the Company and Messrs, Goei and Zorn orally agreed that future cash salary payments would be suspended until BFI had obtained sufficient funding to pursue a public offering of its securities. During the period of suspension, from April through December 1995, Messrs, Goei and Zorn continued to pursue their respective duties in the interest of BFI. BFI compensated Mr. Goei and Mr. Zorn for their respective past salaries by issuing to each of them 87,475 shares of restricted stock of BFI.

(2) Prerequisites do not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus.

(3) Represents sales commissions paid to Mr. Gillespie.

(4) Mr. Goei was reimbursed by the Company in fiscal 1997 $25,000 for previous years vacation accrued but not taken and automobile expenses.

(5) Mr. Zorn was reimbursed by the Company in fiscal 1997 for $55,000 in moving expenses and $25,000 for previous year vacation accrued but not taken and automobile expenses.

(6) Data reflects compensation paid by VPI for 1995, 1996 and January 1997. Thereafter, compensation was paid by the Company.

(7) Mr. Gillespie, formerly the sole stockholder of VPI, received a $1.0 million dividend from VPI in 1996, approximately $450,000 of which was to reimburse Mr. Gillespie for income taxes paid by him during that year.

(8) BFI options for 1995 were re-granted upon the Company's February 4, 1997 IPO at the exercise price and vesting schedules as established by BioFactors.

OPTION GRANTS IN CALENDAR 1997

     The following option grants were made to the Named Executive Officers during the fiscal year ended December 31, 1997:

                       OPTION GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)

                                                       PERCENT OF TOTAL
                                     NUMBER OF             OPTIONS
                                    SECURITIES            GRANTED TO
                                    UNDERLYING           EMPLOYEES IN     EXERCISE PRICE      EXPIRATION
              NAME                OPTIONS GRANTED       FISCAL YEAR(6)      ($/SHR)(3)           DATE
              ----                ---------------      ----------------   --------------      ----------
Esmond T. Goei,                       100,000(2)(3)           9.5%         $3.875/share       3/18/2007
  CEO, President and Chairman         168,750(1)(4)          16.0            3.20/share(5)    11/2/2005
Douglas S. Zorn,                      100,000(2)(3)           9.5          $3.875/share       3/18/2007
  EVP and CFO                         140,625(1)(4)          13.4            3.20/share(5)    11/2/2005
James S. Gillespie,                        --                  --                   n/a             n/a
  VP Sales and President of VPI

---------------

(1) These options were granted by BioFactors Inc. to ten individuals in November 1995 or February 1996. Pursuant to the terms of the Agreement and Plan of Merger among BioFactors, Inc. BioFactors Acquisition Corporation and the Company, dated October 30, 1996 (the "Merger Agreement"), these stock options were deemed re-granted to all such individuals upon the Company's February 4,1997, IPO, in the amounts, at the exercise price (as set forth in the Merger Agreement), and with the terms and vesting schedules as established by BioFactors. The total number of such options was 520,313. In addition, in connection with the acquisition of Voice Plus, which occurred immediately prior to the IPO, an additional 100,000 options previously approved by the Company on September 12, 1996, for grant to Voice Plus employees, were deemed re-granted at a price deemed to be the fair market value of the underlying common stock of the Company on the original grant date. None of the Named Executive Officers were included in this second group, but all of these shares are included as part of the total options granted to employees in fiscal year 1997.

(2) These options were granted on March 18, 1997 under the Company's Equity Incentive Plan ("Plan"). The options become exercisable ratably on a monthly basis over 36 months.

(3) The exercise price was deemed to be equal to 100% of the fair market value on the date immediately preceding the date of the grant, as determined by the closing price as reported on the Nasdaq SmallCap listing.

(4) The exercise price was deemed to be equal to 100% of the fair market value on the date of the grant as determined by the Board of Directors.

(5) The options vest fifty percent (50%) on August 4, 1998, with the remaining 50% vesting on February 4, 1999.

(6) Excludes 290,626 options granted during 1997 to five non-employee directors and two consultants. The total number of options deemed granted during 1997 was 1,053,125.

     The following table sets forth certain information regarding option exercises during fiscal year 1997 and the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1997 for each of the Named Executive Officers:

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                    SHARES                       OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                   ACQUIRED                   DECEMBER 31, 1997             DECEMBER 31, 1997
                                      ON       VALUE     ---------------------------   ---------------------------
              NAME                 EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
              ----                 --------   --------   -----------   -------------   -----------   -------------
Esmond T. Goei...................     --         --        193,750        75,000           --             --
Douglas S. Zorn..................     --         --        165,625        75,000           --             --
James S. Gillespie...............     --         --             --            --           --             --

COMPENSATION OF DIRECTORS

     Directors who are also employees of the Company or its subsidiaries are not separately compensated for serving on the Board of Directors. Non-employee directors are entitled to receive a fee of $1,000 per board meeting requiring personal attendance and a fee of $250 per telephonic Board meeting and committee meeting not part of, immediately preceding or following, a scheduled Board meeting and also are reimbursed for reasonable travel-related expenses for attendance at meetings. The non-employee director who chairs the Board's compensation committee and the non-employee director who chairs the Board's audit committee are each entitled to be paid $12,000 per year in addition to compensation for Board of Director meetings.

     In connection with his election to the BFI Board in December 1995, Mr. Williams (who resigned from the Board April 9, 1997) received a non-statutory option ("NSO") to purchase shares of BFI Common Stock, which was exchanged for an NSO to purchase 16,875 shares of the Company's Common Stock, exercisable at a price per share of $3.20. The option vested 50% on the first anniversary of the date of grant and the remaining 50% on the second anniversary. The option was not exercised as of March 31, 1998. On February 4, 1997, in connection with their respective elections to the Board of Directors, the Company granted to each of Messrs. Nemetz and Brehm non-qualified stock options ("NSOs") to purchase 16,875 shares of Common Stock at a price per share of $4.00, 50% percent of which vest on the first anniversary of the date of grant, and the remaining 50% percent on the second anniversary. On July 7, 1997, the Company granted to each of Messrs. Nemetz and Brehm an additional NSO to purchase 3,125 shares of Common Stock at a price per share of $3.50, 50% of which vest on February 4, 1998, and the remaining 50% vest on February 4, 1999. The purpose of these grants was to bring the number of options granted to each director up to 20,000. On July 7, 1997, the Company granted to James Boyle, in connection with his election to the Board of Directors, a NSO to purchase 20,000 shares of Common Stock at a price per share of $3.50, one quarter of which vests on each of the four succeeding anniversary dates of the grant. On August 19, 1997, the Company granted to Santanu Das, in connection with his election to the Board of Directors, a NSO to purchase 20,000 shares of Common Stock at a price per share of $3.5625, one quarter of which vests on each of the four succeeding anniversary dates of the grant. Mr. Brehm resigned from the Board of Directors of the Company in August 1997; no shares had vested under his NSO as of his date of resignation. As of March 31, 1998, neither of Messrs. Nemetz or Das had exercised any of their options. As of March 31, 1998, none of Mr. Boyle's options had vested. Under the Company's Equity Incentive Plan, each outside director who has served for a full fiscal year will be granted annually a NSO to purchase 2,400 shares of Common Stock, which will vest one-third on each of the first, second and third anniversaries of the date of grant.

EMPLOYMENT AGREEMENTS

     The Company has three-year employment agreements with each of Esmond T. Goei, as Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and Douglas S. Zorn, as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. Each officer's base salary may be adjusted from time to time by mutual agreement between each such officer and the Board of Directors. In 1997, the base salary of Mr. Goei was increased to $210,000 and the base salary of Mr. Zorn was $150,000. The agreements provide for an annual bonus to be paid to each officer pursuant to a written bonus plan to be approved by the Board of Directors. The agreements provide that each officer is entitled to reasonable expense reimbursements, four weeks paid vacation per year and participation in any of the Company's benefit and deferred compensation plans. Mr. Goei received a $500 monthly automobile allowance through July 7, 1997, at which time his allowance was increased to $1,100 per month. Mr. Zorn's automobile allowance was $500 per month throughout 1997 and was increased to $1,100 in 1998. On the annual anniversary date of each agreement, the period of employment is extended automatically for one year unless the officer is notified in writing. The agreements also provide for payments in the event of termination prior to the end of the term, as follows: if the officer is terminated without cause, then base salary will be paid for the greater of two years or the balance of the term plus a bonus for each such year equal to the average bonus for the two preceding years; if the officer is terminated upon a change of control, then compensation equal to two times the sum of the base salary plus average bonus will be paid for one year. In the event of termination (except termination without cause), the officer is subject to a two-year non-competition agreement.

     The Company has a three-year employment agreement with James S. Gillespie, Vice President of Sales of the Company and President of VPI. Mr. Gillespie's agreement provides for a base salary of $150,000, annual sales commissions targeted to be approximately $200,000 and an annual bonus pursuant to a written bonus plan to be approved by the Board of Directors. The agreement provides that Mr. Gillespie is entitled to reasonable expense reimbursements, participation in any of the Company's benefit and deferred compensation plans, use of a Company car or a monthly car allowance and annual paid vacation, consistent with the arrangements provided to the Company's senior management. Additionally, the agreement contains provisions for assignment of inventions and confidentiality and, in the event of termination, covenants not to compete, to solicit customers or to hire employees for two years. The agreement also provides that in the event of termination without cause or a material breach by the Company, Mr. Gillespie will receive his base salary and 50% of sales commissions for the duration of the term of the agreement and, in the event of a material breach by the Company, a promissory note with a remaining principal amount of $250,000 issued by the Company in consideration for the VPI acquisition will be accelerated and immediately become due and payable.

     VPI has two-year employment agreements with each of Diane E. Nowak, Vice President of Sales, Western Region, of VPI, and Bradley J. Eickman, Director of Operations for VPI. Each of these employment agreements provides for a base salary of $65,000, sales commissions payable pursuant to an annual sales manager compensation plan and performance-based bonus payments. Both agreements also provide for reasonable expense reimbursements, participation in any of VPI's benefit plans, use of a car leased by VPI and annual paid vacation. Additionally, the agreements contain provisions for assignment of inventions and confidentiality and, in the event of termination, covenants not to compete, to solicit customers or to hire employees for two years. The Company granted to Ms. Nowak and Mr. Eickman incentive stock options ("ISOs") to purchase 50,000 and 40,000 shares of Common Stock, respectively, at a price per share equal to the fair market value on the date of grant, 50% of which will vest 18 months from the date of grant and the remaining 50% of which will vest on the second anniversary of the date of grant. In addition, Ms. Nowak and Mr. Eickman received signing bonuses that are not tied to continued employment in the amounts of $100,000 and $50,000, respectively, 50% of which was paid on February 3, 1997 and the balance of which was paid on August 1, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1998, by (a) each person known to the Company to own beneficially more than 5% of the Company's Common Stock, (b) each of the Company's directors and Named Executive Officers, and (c) all executive officers and directors as a group.

                                                        SHARES BENEFICIALLY
                 NAMES AND ADDRESSES                         OWNED(1)          OWNERSHIP%(1)
                 -------------------                    -------------------    -------------
James S. Gillespie....................................         815,000(2)          15.5%
198 Country Club Drive
Incline Village, Nevada 89451
Esmond T. Goei........................................         402,068(3)           8.3
c/o NHancement Technologies Inc.
39420 Liberty Street, Suite 250
Fremont, California 94538
Douglas S. Zorn.......................................         380,324(4)           7.9
c/o NHancement Technologies Inc.
39420 Liberty Street, Suite 250
Fremont, California 94538
Gary L. Nemetz........................................         132,725(5)           2.9
c/o Admiral Capital Corporation
2420 Sand Hill Road, Suite 101
Menlo Park, California 94025
Santanu Das...........................................          31,718(6)             *
14 Hunter Ridge Road
Monroe, Connecticut 06468
James H. Boyle........................................                                *
4564 Daffodil Trail
Plano, TX 75093
Directors and executive officers as a group (9
  persons)............................................       1,810,210(7)          40.8%

---------------

 *  Less than 1%

(1) In performing all calculations in connection with this Item 11, the number of issued and outstanding share excludes 91,454 shares held in escrow in connection with the Advantis acquisition.

(2) Includes warrants to purchase 27,500 shares of Common Stock.

(3) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 207,638 shares of Common Stock, and warrants to purchase 51,518 shares of Common Stock.

(4) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 179,514 shares of Common Stock, and warrants to purchase 61,375 shares of Common Stock.

(5) Includes 67,725 shares beneficially owned by Admiral Capital Corporation, as to which Mr. Nemetz has sole voting and investment power, options that are presently exercisable or that will become exercisable within 60 days to purchase 10,000 shares and warrants to purchase 55,000 shares.

(6) Includes a warrant to purchase 25,000 shares of Common Stock.

(7) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 405,904 shares of Common Stock and warrants to purchase 220,393 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1995, BFI entered into an agreement with Burton Kanter (a director of BFI until February 3, 1997), that was subsequently amended on July 16, 1996. Mr. Kanter agreed on behalf of Walnut Capital Corp., of which Mr. Kanter is Chairman: (i) to extend the maturity date of certain unsecured notes issued to Walnut Capital Corp. in the aggregate principal amount of $54,850, represented by five notes issued between January 29, 1992 and November 1, 1992 (the "1992 Notes"), and payment of accrued interest thereon until the earlier of December 31, 1996 or receipt by the Company of the proceeds of an initial public offering; and (ii) to waive the default on the 1992 Notes (in return for re-compilation of interest on the 1992 Notes on an annually compounded basis from the date each of the 1992 Notes was issued). In return for such agreements and his past and then continuing participation on BFI's Board of Directors, BFI:
(i) executed and delivered to Mr. Kanter a stock option to purchase 75,000 shares of BFI Common Stock, which subsequently was assigned to Windy City, Inc. and was exchanged for an option to purchase 42,188 shares of NHancement Common Stock, with an exercise price per share equal to 80% of the initial public offering price of the Company's Common Stock ($4.00 being the initial public offering price and $3.20 being equal to 80% of the initial public offering price); (ii) transferred to Mr. Kanter and a former director all of BFI's rights to invest in SportsTrac; (iii) transferred to Mr. Kanter and a former director of BFI all of BFI's 7.5% warrants in SportsTrac; and (iv) agreed to pay Mr. Kanter a fee of $2,000 per month, plus reasonable expenses, in connection with his duties as a director. In July 1996, Mr. Kanter agreed to terminate his $2,000 per month director fees and, from that time forward, to be compensated on the same basis as other outside directors. The 1992 Notes and all accrued interest thereon were paid in February 1997.

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

     In November 1996, BFI entered into a Unit Subscription Agreement with each of VPI, Admiral Capital Corporation (of which Mr. Nemetz has sole voting and investment power) and Messrs. Goei and Zorn for the purchase and sale of BFI's units consisting of: (i) unsecured promissory notes in the principal amounts of $50,000, $50,000, $35,000 and $100,000, respectively, and (ii) warrants to purchase 50,000, 50,000, 35,000 and 100,000 shares, respectively: at an exercise price of 120% of the initial public offering price of the Company's common stock. In January 1997, Mr. Zorn transferred to Richard H. Williams (a director of BFI until February 3, 1997, and a director of the Company from February 4, 1997 until April 9, 1997) and Mr. Goei notes in the principal amounts of $25,000 and $15,000, respectively, and warrants to purchase 25,000 shares and 15,000 shares, respectively, in exchange for Mr. Williams payment to BFI of $25,000, Mr. Goei's payment to BFI of $15,000, and Mr. Zorn's receipt of an unsecured promissory note from BFI in the principal amount of $40,000. Upon the February 4, 1997 closing of NHancement's initial public offering ("IPO"), outstanding principal and all accrued interest in the amounts of $51,361.11 (VPI), $51,361.11 (Admiral Capital Corporation), $51,027.78 (Mr. Goei), $102,722.22
(Mr. Zorn) and $25,270.83 (Mr. Williams), respectively, were paid.

     Upon consummation of the VPI merger on February 3, 1997, the Company acquired all of the capital stock of VPI from Mr. Gillespie for total consideration valued at approximately $6,180,000, consisting of: (i) $1,500,000 in two long-term notes in the principal amounts of $1,000,000 and $500,000, respectively, bearing interest at the medium-term United States-Treasury Bill rate declared at the close of business on the maturity date or earlier payment date and maturing on the three-year anniversary of the date of issuance but payable earlier, dependent upon the future earnings of VPI, with fifty percent (50%) of VPI's pre-tax profits to be applied to pay principal and accrued interest on the $1,000,000 note quarterly, and $62,500 of principal and accrued interest to be paid on the $500,000 note in any quarter in which VPI is profitable, beginning 45 days after the close of the first fiscal quarter in 1997; (ii) $2,400,000 in shares of Common Stock sold in the Company's IPO (being 600,000 shares based on the price to the public in the IPO of $4.00 per share); and (iii) $2,280,000 in restricted shares of Common Stock (being 712,500 shares based on the estimated fair value of $3.20 per share). In the event of a material breach by the Company of the employment agreement with Mr. Gillespie, the two promissory notes will be accelerated and immediately become due and payable. During 1997, an aggregate of $1,250,000 was paid to Mr. Gillespie in connection with the $1,500,000 of notes payable issued to him by the Company. At December 31, 1997, Mr. Gillespie was owed a total of $250,000 on these notes. See Item 10, "Employment Agreements." Except for 150,000 shares, restricted shares are subject to a lock-up agreement in favor of Chatfield Dean & Co., the representative of the underwriters of the IPO, for 18 months following the consummation of the IPO with respect to 50% of the shares, and for 24 months following the consummation of the IPO with respect to the remaining 50% of the shares. Additionally, the Company has agreed to register 150,000 shares of Common Stock issued as consideration for VPI one year after the consummation of the IPO.

     On April 15, 1997, the Board of Directors approved a short-term loan to Esmond T. Goei to assist him with the costs of relocation due to the Company's headquarters move from Colorado to California. The principal amount of the loan is $60,000, with interest accruing at seven percent (7%) per annum. Principal and interest are due in April 1998. As of December 31, 1997, principal and unpaid interest totaled approximately $63,000.

     On December 15, 1997, the Company consummated a stock purchase acquisition with Advantis Network & System Sdn Bhd, a Malaysian corporation ("Advantis"). The Company purchased all of the shares of stock of Advantis from the six (6) stockholders who owned all of the issued and outstanding shares of Advantis ("Advantis Stockholders"). The purchase price consisted of newly-issued shares of the Common Stock of the Company. As a result of the transaction, Advantis became a wholly-owned subsidiary of the Company, and the Advantis Stockholders became stockholders of the Company. As of December 31, 1997, the Advantis Stockholders had received a total of 208,500 shares of the Company's stock, with no Advantis Stockholder receiving more than 2.3% of the total issued and outstanding shares of the Company. At the time of the Advantis acquisition, an Advantis Stockholder had an outstanding loan payable to Advantis. This loan arose in April 1997, at which time proceeds from a term loan to the Company from a third party were advanced to such Advantis Stockholder in return for a promissory note payable to Advantis. Under the terms of the note, repayments, including interest, will match Advantis' payments due under the term loan. Those payments provide for monthly principal and interest payments of $2,600 through April 2012, with interest payable at the Base Lending Rate in Malaysia plus 2.23%. At December 31, 1997, this rate was 12.65%, and the amount owing on the note was approximately $204,000.

     At various times in 1996 and 1997, Advantis purchased inventory from certain companies whose directors and/or stockholders were also stockholders of Advantis. At December 31, 1997, the Company's Advantis subsidiary owed $426,700 in relation to these transactions.

     At December 31, 1997, the Company's Advantis subsidiary owed $58,200 to certain of the Advantis Stockholders for expenses paid by those Stockholders on behalf of Advantis.

     The Company's Advantis subsidiary leases its corporate facilities from an entity that is partially owned by a former minority Advantis Stockholder. The lease commenced in November 1996, and its terms provide for annual payments of $42,500 through October 1999.

     Reference is made to Items 9 and 10 of this report on Form 10-KSB regarding options granted to the directors and Named Executive Officers of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of the Annual Report on Form
10-KSB

     1. Financial Statements

          See Index to Financial Statements on page F-1 of this Form 10-KSB

     2. Exhibits

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Amended and Restated Certificate of Incorporation, as
                            filed with the Delaware Secretary of State on January 27,
                            1997, as amended by Certificate of Designations, as filed
                            with the Delaware Secretary of State on April 9, 1998, as
                            further amended by Amended Certificate of Designations,
                            as filed with the Delaware Secretary of State on April
                            13, 1998.
          3.2            -- Amended and Restated Bylaws(1)
          4.1            -- Form of Common Stock Certificate(2)
          4.2            -- Form of underwriter Warrant(3)
          4.3            -- Registration Rights Agreement, dated September 1, 1996, between BFI and (i) a majority of the holders of
                            securities pursuant to the Secured Note and Warrant
                            Purchase Agreement dated December 1, 1994, as amended;
                            (ii) a majority of the holders of securities issued
                            pursuant to the Secured Note and Stock Purchase
                            Agreement, dated December 1, 1995, as amended; (iii) a
                            majority of the holders of securities issued pursuant to
                            the Unsecured Note and Stock Purchase Agreement, dated
                            February 1, 1996, as amended; (iv) a majority of the
                            holders of securities issued pursuant to the Unit
                            Subscription Agreement, dated May 17, 1996, as amended;
                            (v) the purchasers of securities issued pursuant to the
                            Unit Subscription Agreement dated October 3, 1996; and
                            (vi) the former holders of BFI's Series A Preferred
                            Stock(3)
          4.4            -- Registration Rights Agreement, dated October 25, 1996,
                            between the Company and James S. Gillespie(2)
          4.5            -- Form of Series A Preferred Stock Certificate
          4.6            -- Registration Rights Agreement, dated as of April 13,
                            1998, among the Company, The Endeavour Capital Fund S.A.
                            and AMRO INTERNATIONAL S.A.
         10.1            -- Formation Agreement, dated as of October 15, 1996,
                            between BFI and VPI(2)
         10.2            -- Agreement and Plan of Merger, dated as of October 30,
                            1996, between the Company, BFI Acquisition Corporation
                            and BFI(3)
         10.3            -- Agreement and Plan of Merger, dated as of October 25,
                            1996, between the Company, VPI Acquisition Corporation,
                            VPI and James S. Gillespie, together with Forms of
                            Promissory Notes(4)
         10.4            -- Agreement of Merger between Voice Plus, Inc. and
                            BioFactors, Inc., dated as of October 10, 1997
         10.5            -- License Agreement, dated November 24, 1988, by and
                            between BFI and Systems Technology, Inc., as amended by
                            Addendum to License Agreement, dated May 19, 1994, as
                            amended by Second Addendum to License Agreement, dated
                            November 18, 1996(3)
         10.6            -- Sublicense Agreement, dated August 30, 1995, between BFI and SportsTrac, Inc., as amended by Addendum to
                            Sublicense Agreement, dated July 31, 1996(2)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.7            -- Secured Note and Warrant Purchase Agreement, dated
                            December 1, 1994, between BFI and the purchasers listed
                            therein, as amended by the First Amendment to Secured
                            Note and Warrant Purchase Agreement, Dated July 1995, as
                            amended by Amendment to Secured Note and Warrant Purchase
                            Agreement, dated December 1, 1995, as amended by Third
                            Amendment to Secured Note and Warrant Purchase Agreement,
                            dated March 1, 1996, and as amended by Fourth Amendment
                            to Secured Note and Warrant Purchase Agreement, dated
                            October 1, 1996, together with Amended and restated
                            Security Agreement and Form of Secured Promissory Note(3)
         10.8            -- Secured Note and Stock Purchase Agreement, dated December
                            1, 1995, between BFI and the purchasers listed therein,
                            as amended by the First Amendment to Secured Note and
                            Stock Purchase Agreement, dated March 1, 1996, as amended
                            by Second Amendment to Secured Note and Stock Purchase
                            Agreement, dated July 1, 1996, and as amended by Third
                            Amendment to Secured Note and Stock Purchase Agreement,
                            dated October 1, 1996, together with Form of Secured
                            Promissory Note(3)
         10.9            -- Unsecured Note and Stock Purchase Agreement, dated
                            February 1, 1996, between BFI and the purchasers listed
                            therein, as amended by the First Amendment to Unsecured
                            Note and Stock Purchase Agreement, dated March 1, 1996,
                            as amended by Second Amendment to Unsecured Note and
                            Stock Purchase Agreement, dated July 1, 1996, and as
                            amended by Third Amendment to Unsecured Note and Stock
                            Purchase Agreement, dated October 1, 1996, together with
                            Form of Unsecured Promissory Note(3)
         10.10           -- Unit Subscription Agreement, dated May 17, 1996, between
                            BFI and the purchasers listed therein, as amended by
                            First Amendment to Unit Subscription Agreement, dated
                            October 1, 1996, together with Form of Promissory Note(3)
         10.11           -- Unit Subscription Agreement, dated October 1, 1996,
                            between BFI and the purchasers listed therein, together
                            with Form of Promissory Note and Form of Warrant(1)
         10.12           -- Equity Incentive Plan(1)
         10.13           -- Employment Agreement, dated as of October 30, 1996,
                            between Douglas S. Zorn and the Company(1)
         10.14           -- Employment Agreement, dated as of October 25, 1996,
                            between James S. Gillespie and the Company(2)
         10.15           -- Employment Agreement, dated as of October 30, 1996,
                            between Esmond T. Goei and the Company(2)
         10.16           -- Form of FACTOR 1000(R) Service Contract(2)
         10.17           -- Office Building Lease, dated April 8, 1996, between BFI and Denver West Office Building No. 21 Venture(3)
         10.18           -- Authorized U.S. Distributor Agreement, dated April 16,
                            1996, between Centigram Communications Corporation and
                            VPI(2)
         10.19           -- Office Lease, dated October 16, 1995, between AJ Partners
                            Limited Partnership and VPI(3)
         10.20           -- Agreement, dated October 16, 1995, between BFI, Burton
                            Kanter and Elliot Steinberg, as amended by Amendment
                            dated July 16, 1996, between BFI, Esmond Goei, Douglas
                            Zorn, Burton Kanter and Elliot Steinberg(3)
         10.21           -- Stockholder Agreement, dated October 25, 1996, between
                            the Company and James D. Gillespie(3)
         10.22           -- 1997 Management and Company Performance Bonus Plan(3)
         10.23           -- Employment Agreement, dated as of November 1, 1996,
                            between Diane E. Nowak and VPI(1)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.24           -- Employment Agreement, dated as of November 1, 1996,
                            between Bradley Eickman and VPI(1)
         10.25           -- Promissory Note Payable to the Company by Esmond T. Goei
         10.26           -- Agreement for the Sale of Shares in Advantis Network &
                            System Sdn. Bhd. Dated June 20, 1997, Between the Company
                            and the shareholders of Advantis, as amended by the
                            Supplemental Agreement to the Agreement dated November
                            26, 1997; and the Second Supplemental Agreement Dated
                            November 26, 1997(5)
         10.27           -- Building Lease dated June 9, 1997 by and between the
                            company, as Tenant and El Dorado Holding Company, Inc.,
                            as Landlord(7)
         10.28           -- Form of Lock Up Agreement between the Company the former
                            Shareholders of Advantis(6)
         10.29           -- Securities Purchase Agreement, dated as of April 13,
                            1998, by and among the Company, the Endeavour Capital
                            Fund S.A. and AMRO INTERNATIONAL S.A.
         10.30           -- Form of Escrow Instructions related to Securities
                            Purchase Agreement, dated as of April 13, 1998.
         21              -- Subsidiaries
         27.1            -- Financial Data Schedule for the year ended December 31,
                            1996 and 1997
         27.2            -- Restated Financial Data Schedule for the year ended March
                            31, 1997
         27.3            -- Restated Financial Data Schedule for the year ended June
                            30, 1997
         27.4            -- Restated Financial Data Schedule for the year ended
                            September 31, 1997

---------------

(1) Incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 2 to Registrant's Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on January 13, 1997.

(2) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on November 5, 1996.

(3) Incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 1 to Registrant's Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on December 20, 1996.

(4) Incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 3 to Registrant's Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on January 28, 1997.

(5) Incorporated by reference to Exhibit 2.01 on registrant's Form 8-K, SEC File No. 0-21999, as filed with the Securities and Exchange Commission on December 30, 1997.

(6) Incorporated by reference to Exhibit 4.01 to Registrant's Form 8-K, SEC File Number 0-21999, as filed with the Securities and Exchange Commission on December 30, 1997.

(7) Incorporated by reference to the document bearing the same exhibit number as contained in registrant's Quarterly Report on Form 10-QSB, SEC File Number 0-21999, as filed with the Securities and Exchange Commission on November 14, 1996.

(b) Reports on Form 8-K

     Registrant filed Reports on Form 8-K on April 7, 1997, and December 30, 1997. A Report on Form 8-K/A was filed by the Registrant on February 11, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NHANCEMENT TECHNOLOGIES INC.

                                            By      /s/ ESMOND T. GOEI
                                             -----------------------------------
                                                       Esmond T. Goei
                                                Chairman of the Board, Chief
                                                           Executive
                                               Officer, President and Director

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Esmond T. Goei and Douglas S. Zorn and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                        DATE
                      ---------                                        -----                        ----

                 /s/ ESMOND T. GOEI                      Chairman of the Board, Chief          April 15, 1998
-----------------------------------------------------      Executive Officer, President and
                   Esmond T. Goei                          Director (Principal Executive
                                                           Officer)

                 /s/ DOUGLAS S. ZORN                     Executive Vice President-Finance,     April 15, 1998
-----------------------------------------------------      Secretary, Treasurer, Chief
                   Douglas S. Zorn                         Financial Officer and Director
                                                           (Principal Financial and
                                                           Accounting Officer)

               /s/ JAMES S. GILLESPIE                    Vice President Sales, President of    April 15, 1998
-----------------------------------------------------      Voice Plus, Inc. and Director
                 James S. Gillespie

                 /s/ GARY L. NEMETZ                      Director                              April 15, 1998
-----------------------------------------------------
                   Gary L. Nemetz

                   /s/ SANTANU DAS                       Director                              April 15, 1998
-----------------------------------------------------
                     Santanu Das

                 /s/ JAMES H. BOYLE                      Director                              April 15, 1998
-----------------------------------------------------
                   James H. Boyle

                 NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                       Consolidated Financial Statements
                     Years Ended December 31, 1996 and 1997

                 NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........   F-2
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated balance sheet as of December 31, 1997........   F-3
  Consolidated statements of operations for the years ended
     December 31, 1996 and 1997.............................   F-4
  Consolidated statements of stockholders' equity (deficit)
     for the years ended December 31, 1996 and 1997.........   F-5
  Consolidated statements of cash flows for the years ended
     December 31, 1996 and 1997.............................   F-6
  Summary of accounting policies............................   F-8
  Notes to the consolidated financial statements............  F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and the Stockholders of
NHancement Technologies Inc. and Subsidiaries
Fremont, California

     We have audited the accompanying consolidated balance sheet of NHancement Technologies Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 8 to the consolidated financial statements, the Company purchases substantially all of its inventory requirements from one vendor. Additionally, this vendor has announced its intentions to sell its customer premise equipment business which services the largest portion of the Company's current business.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NHancement Technologies Inc. and Subsidiaries at December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            BDO Seidman, LLP

San Francisco, California
April 13, 1998

                 NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
CURRENT
  Cash and cash equivalents (Note 8)........................  $  1,363,200
  Accounts receivable, less allowance for doubtful accounts
    of $515,000 (Note 8)....................................     3,005,200
  Inventory.................................................       536,200
  Current portion of notes receivable from stockholders
    (Notes 2 and 7).........................................       109,500
  Income tax receivable.....................................       172,000
  Prepaid expenses and other (Note 3).......................       179,300
                                                              ------------
TOTAL CURRENT ASSETS........................................     5,365,400
                                                              ------------
PROPERTY AND EQUIPMENT
  Office equipment..........................................       694,500
  Computers.................................................       312,300
  Automobiles...............................................       221,800
  Furniture and fixtures....................................        82,800
                                                              ------------
                                                                 1,311,400
Less accumulated depreciation...............................       608,600
                                                              ------------
PROPERTY AND EQUIPMENT, NET.................................       702,800
                                                              ------------
Excess of cost over net assets acquired of Voice Plus, Inc.
  (Note 1)..................................................     1,500,000
Excess of cost over net assets acquired of Advantis, net of
  accumulated amortization of $4,200 (Note 1)...............       987,100
Long-term portion of notes receivable from stockholders
  (Notes 2 and 7)...........................................       157,500
Deferred acquisition costs (Note 1).........................        49,600
Other assets................................................       142,500
                                                              ------------
                                                              $  8,904,900
                                                              ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
  Lines of credit (Note 3)..................................  $    192,100
  Current portion of long-term debt (Notes 3 and 7).........       296,500
  Deferred revenue..........................................     1,057,000
  Accounts payable..........................................     1,392,200
  Accrued liabilities.......................................       440,600
  Payable to affiliates (Note 7)............................       426,700
  Payable to stockholders (Note 7)..........................        58,200
  Accrued professional fees.................................       159,800
  Payroll related liabilities...............................       249,200
                                                              ------------
TOTAL CURRENT LIABILITIES...................................     4,272,300
LONG-TERM DEBT, net of current portion (Notes 3 and 7)......       157,500
                                                              ------------
TOTAL LIABILITIES...........................................     4,429,800
                                                              ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 6, 8 and 12)
STOCKHOLDERS' EQUITY (Notes 4 and 5)
  Preferred stock, $0.01 par value, 2,000,000 shares
    authorized, no shares issued and outstanding at December
    31, 1997................................................            --
  Common stock, $0.01 par value, 20,000,000 shares
    authorized, 4,437,000 shares issued and outstanding at
    December 31, 1997.......................................        44,400
  Additional paid-in capital................................    18,020,600
  Accumulated deficit.......................................   (13,601,200)
  Cumulative translation gain...............................        11,300
                                                              ------------
TOTAL STOCKHOLDERS' EQUITY..................................     4,475,100
                                                              ------------
                                                              $  8,904,900
                                                              ============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                 NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1996           1997
                                                              -----------    -----------
NET REVENUES, including $700,000 from the sale of sublicense in 1996
  (Note 8)..................................................  $   796,400    $ 8,983,000
Cost of sales...............................................      129,200      5,149,500
                                                              -----------    -----------
GROSS PROFIT................................................      667,200      3,833,500
                                                              -----------    -----------
OPERATING EXPENSES
Research and development....................................       98,400         87,900
  Selling, marketing and administrative (Note 7)............    1,812,800      3,726,900
  Amortization of excess of cost over net assets acquired,
     including impairment loss of $4,084,300 (Note 1).......           --      4,649,100
                                                              -----------    -----------
TOTAL OPERATING EXPENSES....................................    1,911,200      8,463,900
LOSS FROM OPERATIONS........................................   (1,244,000)    (4,630,400)
OTHER INCOME (EXPENSE)
  Interest income...........................................           --        136,900
  Interest expense..........................................     (582,000)       (97,700)
  Other.....................................................       (2,000)            --
                                                              -----------    -----------
TOTAL OTHER INCOME (EXPENSE)................................     (584,000)        39,200
                                                              -----------    -----------
NET LOSS....................................................  $(1,828,000)   $(4,591,200)
                                                              ===========    ===========
BASIC AND DILUTIVE NET LOSS PER COMMON SHARE................  $     (4.20)   $     (1.18)
                                                              ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................      435,400      3,883,300
                                                              ===========    ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                 NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 ADDITIONAL                   CUMULATIVE
                                              COMMON STOCK         PAID-IN     ACCUMULATED    TRANSLATION
                                            SHARES     AMOUNT      CAPITAL       DEFICIT         GAIN          TOTAL
                                           ---------   -------   -----------   ------------   -----------   -----------
BALANCE, January 1, 1996.................     93,200   $1,000    $ 4,972,600   $(7,182,000)     $    --     $(2,208,400)
Issuance of common stock with notes
  payable (Note 4).......................    303,400    3,000        199,300            --           --         202,300
  Issuance of common stock for payment of
    salaries and outside service fees
    (Note 7).............................    216,200    2,100        142,000            --           --         144,100
  Issuance of warrants with notes payable
    (Note 5).............................         --       --         50,000            --           --          50,000
Net loss.................................         --       --             --    (1,828,000)          --      (1,828,000)
                                           ---------   -------   -----------   ------------     -------     -----------
BALANCE, December 31, 1996...............    612,800    6,100      5,363,900    (9,010,000)          --      (3,640,000)
  Common stock issued for Voice Plus,
    Inc. acquisition (Note 1)............  1,312,500   13,100      4,666,900            --           --       4,680,000
  Sale of common stock in an Initial
    Public Offering, net of stock
    issuance costs of $1,660,200 (Note
    11)..................................  2,045,000   20,500      6,499,300            --           --       6,519,800
  Conversion of debt and accrued interest
    into common stock (Note 11)..........    258,200    2,600      1,030,000            --           --       1,032,600
  Issuance of common stock options for
    payment of outside service fees......         --       --          3,800            --           --           3,800
  Common stock issued for Advantis
    acquisition (Note 1).................    208,500    2,100        456,700            --           --         458,800
Cumulative translation gain -Advantis....                                                        11,300          11,300
Net loss.................................         --       --             --    (4,591,200)          --      (4,591,200)
                                           ---------   -------   -----------   ------------     -------     -----------
BALANCE, December 31, 1997...............  4,437,000   $44,400   $18,020,600   $(13,601,200)    $11,300     $ 4,475,100
                                           =========   =======   ===========   ============     =======     ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                 NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1996           1997
      ------------------------------------------------        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(1,828,000)   $(4,591,200)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and other amortization.......................       36,200        159,500
  Amortization of excess cost over net assets acquired,
     including impairment loss..............................           --      4,649,100
  Amortization of discount and debt issue costs on notes
     payable................................................      252,300             --
  Compensation related to grant of stock options and common
     stock..................................................       34,100          3,800
  Other.....................................................           --          8,800
  Changes in operating assets and liabilities:
     Accounts receivable....................................       15,000       (265,600)
     Notes receivable, related party........................      700,000             --
     Income tax receivable..................................           --       (172,000)
     Inventory..............................................        1,200        653,900
     Prepaid expense and other..............................       29,800        (89,300)
     Other assets...........................................           --        (48,100)
     Deferred revenue.......................................     (723,900)      (459,900)
     Accounts payable.......................................      200,800     (1,283,700)
     Other current liabilities..............................      609,400     (1,442,600)
                                                              -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES.......................     (673,100)    (2,877,300)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deferred acquisition costs................................     (100,100)      (188,000)
  Cash acquired from VPI and Advantis acquisitions..........           --        851,900
  Note receivable from stockholder..........................           --        (63,000)
  Purchases of property and equipment.......................      (12,500)      (252,500)
                                                              -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........     (112,600)       348,400
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from initial public offering of common stock, net
     of offering costs......................................           --      6,519,800
  Deferred stock offering costs.............................     (376,200)       376,200
     Proceeds from long-term debt...........................    1,170,000             --
     Principal payments on long-term debt...................     (118,500)    (1,814,000)
     Principal payments on long-term debt due stockholder...           --     (1,250,000)
                                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................      675,300      3,832,000
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (110,400)     1,303,100
CASH AND CASH EQUIVALENTS, beginning of year................      170,500         60,100
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of year......................  $    60,100    $ 1,363,200
                                                              ===========    ===========
SUPPLEMENTAL DATA:
Interest paid...............................................  $    35,400    $   267,700
Income taxes paid...........................................  $        --    $   191,200
                                                              ===========    ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                 NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

     In 1996, the Company issued 178,700 shares of its Common Stock to three officers in lieu of cash compensation. The aggregate value of these shares totaled $119,700, of which $110,000 was for payment of deferred compensation accrued in 1994 (see Note 7).

     On February 3, 1997, the Company issued 1,312,500 shares of its Common Stock and $1,500,000 in promissory notes for all the outstanding shares of Voice Plus, Inc. pursuant to a purchase and plan of merger agreement (see Note 1).

     On February 4, 1997, the Company issued 258,200 shares of its Common Stock as repayment of certain notes payable and accrued interest thereon (see Note
11).

     On December 15, 1997, the Company issued 208,500 shares of its Common Stock in exchange for all the outstanding shares of Advantis pursuant to a purchase and plan of merger agreement (see Note 1).

                 NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION

     NHancement Technologies Inc., a Delaware corporation ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company and successor to the business of BioFactors, Inc. ("BFI" or "BioFactors"), a Delaware corporation. On February 3, 1997, prior to the February 4, 1997 consummation of the initial public offering ("IPO") of the Company's common stock (see Note 11), BFI merged with a subsidiary of NHancement whereupon BFI, as the surviving corporation, became a wholly-owned subsidiary of NHancement (the "BFI Merger"). Also, on February 3, 1997, the Company acquired Voice Plus, Inc. ("VPI" or "Voice Plus"), a California corporation, a systems integrator and national distributor of voice processing equipment, pursuant to a transaction by which VPI merged with a subsidiary of NHancement, whereupon VPI, as the surviving corporation, became a wholly-owned subsidiary of NHancement (the "VPI Acquisition"). The acquisition was accounted for as a purchase, and, accordingly, the results of VPI's operations were included in the Company's consolidated financial statements commencing February 3, 1997. For financial accounting purposes, BFI is deemed to be the acquirer of VPI.

     Effective November 12, 1997, BioFactors, Inc. was merged with and into Voice Plus, Inc. in a statutory merger intended to qualify, for federal income tax purposes, as a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. Voice Plus is the surviving corporation in the merger transaction with BioFactors, and the separate existence of BioFactors ceased on the effective date of the merger. The operations of the combined entity are being conducted under the name of "Voice Plus," which is headquartered in Fremont, California. Voice Plus remains a wholly-owned subsidiary of NHancement.

     On December 15, 1997, NHancement purchased one hundred percent (100%) of the outstanding shares of Advantis Network & System Sdn Bhd ("Advantis"). As a result of the acquisition, Advantis has become a wholly-owned subsidiary of NHancement. Advantis is a telecommunications systems integrator. The operations of the entity are being conducted under the name of "Advantis Network & System Sdn Bhd," which is headquartered in Kuala Lumpur, Malaysia. The acquisition was accounted for as a purchase, and, accordingly, the results of Advantis' operations were included in the Company's consolidated financial statements commencing December 15, 1997.

     The business of NHancement is conducted by its operating company subsidiaries, Voice Plus, Inc. and Advantis Network & System Sdn Bhd. (see Note
1).

BUSINESS

     The Company, via its Voice Plus subsidiary, is a systems integrator and distributor of voice processing equipment. VPI also provides various services including equipment installation, technical support and ongoing maintenance. Revenues generated by Voice Plus represented approximately 97% of total 1997 consolidated net revenues. VPI maintains offices in the states of California, New York, Georgia, Arizona, Utah and Texas.

     In March 1998, the Company formalized a plan to exit from the business related to its FACTOR 1000(R) product, which measures human sensorimotor skills to determine an individual's performance readiness and fitness to perform, given the resources required to develop a market for the product and the need to dedicate its financial resources to its other core businesses. The remaining assets and liabilities associated with the FACTOR 1000(R) product at December 31,1997 and the related revenues and expenses for the year then ended were insignificant. Management does not expect to incur a loss on the planned sale during 1998 of the FACTOR 1000(R) product. The Company's FACTOR 1000(R) system is based upon the Critical Tracking Task (CTT) software, which is exclusively licensed from Systems Technology Inc. (STI) in Hawthorne, California. The license agreement with STI is effective through November 2008 and grants the Company the right to issue sublicenses during the term of the agreement.

     Under the terms of a sublicense agreement entered into with SportsTrac, Inc., a company whose chief executive officer is a minority stockholder and former executive officer of the Company, the Company has granted an exclusive world-wide sublicense for sports and on-field-athletic-performance related uses of the FACTOR 1000(R) system through November 2008. In connection with this agreement, the Company recognized $700,000 in revenue in 1996 and is entitled to royalties of 8.5% of cash receipts from the sale of products or services containing the licensed technology. During 1997, the company received $900 relating to these ongoing royalties.

     The Company's subsidiary, Advantis Network & Systems Sdn Bhd, is an integrator of communications systems in Malaysia, designing, integrating and installing communications systems that range from highly sophisticated systems to simplistic infrastructure cabling. Advantis also provides various services including equipment installation, technical support and ongoing maintenance.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiaries Voice Plus, Inc. and Advantis Network & System Sdn Bhd since their respective dates of acquisition (see Note 1). Significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

     The Company recognizes revenue under several methods as dictated by the nature of the service or product provided and the terms of the sales agreement. Generally, system sales are recognized when all significant uncertainties about customer acceptance of the system have been resolved. Once system installation is complete, seller obligations, including estimated future technical support costs, are immaterial. Revenue from maintenance contracts is prorated over the life of the contract, normally one year, although the entire amount of the contract is collected at the beginning of the term. Services, labor and the sale of parts, upgrades, moves, adds and changes are recorded in the period shipped or provided. Revenue on the sale of a FACTOR 1000(R) system is recognized when the system has been installed and the Company's related contractual training and support obligations are substantially complete. Revenue based on the sublicense of the FACTOR 1000(R) system is recognized as payment is received.

INVENTORY

     Inventory consists primarily of systems and system components and is valued at the lower of cost (first-in, first-out method) or market.

PROPERTY, EQUIPMENT, AND DEPRECIATION

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their estimated useful life. Maintenance and repairs are expensed as incurred and improvements are capitalized.

EXCESS OF COST OVER NET ASSETS ACQUIRED

     The excess of cost over net assets acquired ("goodwill"), which relates to the Company's acquisition of Voice Plus, Inc. and Advantis Network & System Sdn Bhd, is being amortized over a five to ten year period using the straight-line method.

LONG-LIVED ASSETS

     Long-lived assets are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life, assets to be paid or otherwise disposed of are not subject to further depreciation or amortization. In determining whether an impairment exists, the Company uses undiscounted future cash flows compared to the carrying value of the asset.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established for deferred tax assets when realization is not deemed more likely than not.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the fair value of goodwill. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income (loss) and earnings (loss) per share as if the fair value method had been adopted. The Company has elected to continue to account for stock-based compensation under APB No. 25.

NET LOSS PER SHARE

     Effective for the year ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Because of losses in 1996 and 1997, calculations under SFAS No. 128 were the same as those under the prior method. Options and warrants to purchase 534,400 and 1,154,100 shares were outstanding during the years ended December 31, 1996 and 1997 but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other statements.

     SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that the Company's current financial statement disclosures will not need to be significantly modified based upon current operations. Results of operations and financial position, however, will be unaffected by future implementation of this standard.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, ("SFAS No. 131") which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS No. 131 is effective for financial statements for the period beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosure. Results of operations and financial position, however, will be unaffected by implementation of this standard.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when previous related accounting standards were issued.

     SFAS No. 132 is effective for financial statements for the period beginning after December 15, 1997 and requires comparative information for earlier years to be restated unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. Management believes that the Company's current financial statement disclosures will not need to be modified based upon current operations. Results of operations and financial position will be unaffected by implementation of this standard.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign subsidiary are translated at the exchange rate on the balance sheet date, while revenues and expenses are translated at average rates prevailing during the period. Translation adjustments are reported as a component of stockholders' equity.

FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, accounts receivable and debt. The carrying value of cash and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets. The carrying value of short-term and long-term debt approximates the fair value based upon short-term and long-term borrowings at market rate interest.

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ACQUISITIONS

     On February 3, 1997, NHancement merged a wholly-owned subsidiary with and into BFI, whereupon BFI, as the surviving corporation, became a wholly-owned subsidiary of NHancement, and shares of NHancement common stock were exchanged for all the issued and outstanding common stock of BFI, in a ratio of three shares of common stock for every four shares of BFI common stock. Pursuant to the BFI Merger agreement, NHancement assumed (i) the obligations of BFI's outstanding stock options, by which assumption the optionee has the right to purchase 5.625 shares of NHancement Common Stock for every 10 shares of BFI common stock the optionee could have purchased prior to the BFI Merger at an exercise price per share equal to 80% of the IPO Price, (ii) the obligations of BFI's issued and outstanding warrants in accordance with their terms, and (iii) the obligations of the Registration Rights Agreement dated as of September 1, 1996, and NHancement issued to certain holders of BFI notes, warrants to purchase an aggregate of 109,900 shares of NHancement's common stock, exercisable commencing one year from the close of the IPO at an exercise price of 120% of the IPO Price.

     Also, on February 3, 1997, the Company entered into a stock purchase agreement with Voice Plus, Inc., pursuant to a transaction by which the Company merged a wholly-owned subsidiary with and into VPI whereupon VPI, as the surviving corporation, became a wholly-owned subsidiary of the Company. This merger provided for the exchange of (i) the Company's unsecured promissory note in a principal amount of $1,000,000, bearing interest at the medium term T-bill rate, with all principal and accrued interest paid in full during 1997, (ii) the Company's unsecured promissory note in a principal amount of $500,000, bearing interest at the medium term T-bill rate, due on the third anniversary of the consummation of the merger subject to accelerated payment based upon quarterly earnings of Voice Plus, and (iii) shares of NHancement common stock with an estimated fair value of $4,680,000 (of which, shares valued at $2,400,000 were sold in the IPO, and the remainder of the shares are subject to restrictions on transferability under the Securities Act of 1933 (as amended) and pursuant to a lock-up agreement with the underwriter of the IPO), for all the issued and outstanding common stock of VPI. In connection with the VPI Acquisition, the Company entered into a three-year employment agreement with the president and sole stockholder of VPI, pursuant to which the Company pays a base salary of $150,000 per year, commissions of approximately $200,000 per year and an annual performance based bonus. The employment agreement provides that, if the Company materially breaches the agreement or terminates the employee without "cause," the Company will continue to pay base salary and 50% of the commissions for the duration of the term and, in the event of a material breach by the Company, the two promissory notes will be accelerated and immediately become due and payable. In addition, the Company paid signing bonuses in the aggregate amount of $170,000 to three employees of VPI. The bonuses, of which 50% was paid upon consummation of the IPO and the remainder was paid in August 1997, were not contingent upon continued employment.

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

     The purchase price and fair value of net assets acquired in the VPI Acquisition are summarized as follows:

Consideration:
  Common stock -- 600,000 selling shares....................    $2,400,000
  Long-term notes...........................................     1,500,000
  Common stock -- 712,500 shares subject to lockup
     agreements.............................................     2,280,000
                                                                ----------
Total consideration.........................................     6,180,000
                                                                ----------
Calculation of goodwill:
  Net assets acquired(1)....................................     1,012,200
  Cost of acquisition.......................................      (270,100)
                                                                ----------
                                                                   742,100
                                                                ----------
Excess of cost over net assets acquired.....................    $5,437,900
                                                                ==========

---------------

(1) Net assets of $390,600 and an increase of estimated fair value of (i) inventories of $486,300 and (ii) equipment of $135,300. The increase in valuation of inventories is based on estimated selling prices less a reasonable profit allowance for installation and selling effort. The increase in valuation of fixed assets is based on physical counts valued at current replacement cost.

     The carrying value of goodwill is periodically evaluated by the Company based on the estimated future undiscounted operating cash flows of the related business. Because of an anticipated change in voice processing technology over the next several years and uncertainties regarding the Company's distributor relationship with its principal supplier, Centigram Communications Corporation (see Note 8), the estimated future undiscounted operating cash flows of Voice Plus, Inc. are less than those estimated at the time of its acquisition and less than the carrying amount of the excess of cost over net assets acquired at December 31, 1997. As such, the Company has recorded an impairment loss of $4,084,300, representing the difference between the carrying amount of goodwill over its estimated fair value. Fair value was determined using estimated future cash flows of Voice Plus, Inc., discounted at 20%. In addition, the useful life of the $1,500,000 balance of the goodwill of Voice Plus, Inc. at December 31, 1997 was reduced from ten years to five years.

     On December 15, 1997, the Company consummated the acquisition of Advantis Network & System Sdn Bhd, a Malaysian corporation and systems integrator and distributor of communication equipment, pursuant to a transaction by which Advantis merged with NHancement, whereupon Advantis became a wholly-owned subsidiary of NHancement.

     The purchase price and fair value of net assets acquired in the Advantis acquisition are summarized as follows:

Consideration:
  Common stock -- 208,500 shares subject to lockup
     agreements.............................................    $458,800
Calculation of goodwill:
          Net liabilities assumed...........................    (394,100)
          Cost of acquisition...............................    (138,400)
                                                                (532,500)
                                                                --------
Excess of cost over net assets acquired.....................    $991,300
                                                                ========

     In addition to the above consideration, the Advantis stockholders are entitled to receive up to an additional 321,500 shares of the Company's common stock if certain profit and accounts receivable collection goals are attained.

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

     The following unaudited pro forma summary combines the consolidated results of operations of the Company, Voice Plus and Advantis as if the acquisitions had occurred January 1, 1996 and January 1, 1997. The pro forma information gives effect to certain adjustments, including the amortization of excess cost over net assets acquired, the increase in corporate overhead resulting from the renegotiation of employment agreements with key management employees of VPI, additional depreciation expense resulting from recording certain equipment of VPI at estimated fair values and additional interest expense on notes payable to the former stockholder of VPI. This pro forma summary does not necessarily reflect results of operations as they would have been if the Company, Voice Plus and Advantis had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future.

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                              1996            1997
                                                           (UNAUDITED)     (UNAUDITED)
                                                           -----------     -----------
Net revenues.............................................  $13,411,900     $14,209,700
Loss before income taxes.................................   (1,136,200)     (4,913,800)
                                                           -----------     -----------
Net loss.................................................  $(1,136,300)    $(4,914,400)
                                                           ===========     ===========
Basic and diluted loss per share:
Net loss per common share................................  $     (0.58)    $     (1.17)
Weighted average shares..................................    1,955,900       4,208,400

2. NOTES RECEIVABLE FROM STOCKHOLDERS

     At December 31, 1997, notes receivable from stockholders consist of the following:

Note receivable, principal due in monthly payments of
  $2,600, including interest at the Base Lending Rate
  ("BLR") in Malaysia plus 2.25% (12.65% at December 31,
  1997) through April 2012..................................  $204,000
Note receivable from an officer of the Company, interest at
  7%, with principal and unpaid interest due April 1998.....    63,000
                                                               267,000
Less current portion........................................   109,500
                                                              --------
                                                              $157,500
                                                              ========

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

3. LONG-TERM DEBT AND LINES OF CREDIT

     Long-term debt consists of the following at December 31, 1997:

Note payable to the former sole stockholder of Voice Plus,
  Inc. pursuant to the terms of the acquisition of Voice
  Plus, Inc. in February 1997, interest at medium term
  T-bill rate (5.3% at December 31, 1997).(1)...............  $250,000
Term loan with a financial institution in Malaysia,
  guaranteed by the officers of Advantis, principal due in
  monthly payments of $2,600, including interest at the BLR
  plus 2.25% per annum (12.65% at December 31, 1997) through
  April 2012.(2)............................................   204,000
                                                               454,000
Less current portion........................................   296,500
                                                              --------
                                                              $157,500
                                                              ========

---------------

(1) Pursuant to the terms of the VPI stock purchase agreement, the Company issued an unsecured promissory note in the principal amount of $1,000,000, bearing interest at the medium term T-bill rate to the sole stockholder of Voice Plus. Early repayment was based on the profitability of Voice Plus, with the unpaid balance, if any, due on the third anniversary of the consummation of the merger. As of December 31, 1997, this note and all accrued interest was paid in full. The Company also issued an unsecured promissory note in a principal amount of $500,000, bearing interest at the medium term T-bill rate to the sole stockholder of Voice Plus. Principal repayment of $62,500 per quarter plus all accrued interest is to be made for each quarter that Voice Plus is profitable (as defined) by one dollar, with the balance due on the third anniversary of the consummation of the merger. As of December 31, 1997 a principal balance of $250,000 remained unpaid.

(2) A stockholder has pledged certain owned real property as collateral on this loan. All proceeds of the loan were advanced by the Company's Advantis subsidiary to the stockholder. The Company has recorded a note receivable from the stockholder and a related loan payable under the credit facility. Under the terms of the stockholder loan agreement, repayments including interest, will match the Company's payments due under the term loan.

     Future minimum principal payments on long-term debt are as follows:

YEARS ENDING DECEMBER 31,                            AMOUNT
-------------------------                           --------
1998..............................................  $296,500
1999..............................................    14,200
2000..............................................    14,200
2001..............................................    14,200
2002..............................................    14,200
Thereafter........................................   100,700
                                                    --------
                                                    $454,000
                                                    ========

     At December 31, 1997, the Company's financing arrangements include the following credit facilities with financial institutions in Malaysia:

     - A $64,300 overdraft facility for working capital expiring June 1998 and bearing interest at the BLR plus 2.0% (12.4% at December 31, 1997). At December 31, 1997, $37,000 was outstanding under this overdraft facility. Included in prepaid expenses and other is a cash deposit of $25,700 which is pledged as collateral and restricted for repayment of this facility.

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

     - A $192,900 credit facility for overdraft, letters of credit and trust receipts which expired in February, 1998 and bearing interest at the BLR plus 2.25%. Management is currently in the process of negotiating renewal terms. At December 31, 1997, $155,100 was outstanding under this credit facility.

     - A $385,900 facility collateralized by eligible accounts receivable, used for document advances, letters of credit and trust receipts bearing interest at the BLR plus 2.25% and expired in February, 1998. Management is currently in the process of negotiating renewal terms. No borrowings were outstanding at December 31, 1997.

4. STOCKHOLDERS' EQUITY

  Convertible Preferred Stock

     The Company is authorized to issue 2,000,000 shares of preferred stock with designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's common stock (See
Note 12).

  Common Stock

     In February 1997, pursuant to the BFI Merger agreement, all outstanding shares of BFI common stock were exchanged for the Company's Common Stock. The consolidated financial statements have been retroactively restated to give effect to the 3-for-4 exchange ratio in connection with the BFI Merger (see Note
1). Accordingly, all references in the consolidated financial statements to share amounts and per share amounts have been adjusted to reflect the BFI Merger exchange.

     In connection with the issuance of various notes payable during 1996, BFI issued to the note holders an aggregate of 303,400 shares of BFI common stock at $0.01 per share. During 1996, the Company recorded $202,300, in debt issue costs based on the estimated fair value of $0.67 per share.

     On February 3, 1997, the Company issued 1,312,500 shares of its common stock and $1,500,000 in promissory notes to the sole stockholder of VPI in exchange for all of the outstanding shares of VPI, and VPI became a wholly-owned subsidiary of the Company (see Note 1).

     Immediately preceding the Company's IPO, certain of the holders of the Company's convertible notes had those notes, and any accrued interest thereon, converted into 258,200 shares of the Company's common stock (See Note 11).

     On February 4, 1997, the Company completed an IPO of its shares, selling 2,045,000 shares of its common stock, including the over-allotment, to the public and raising approximately $6.5 million net of fees and expenses. In addition, the former sole stockholder of VPI sold 600,000 of his shares of Company stock in the IPO (See Note 11).

     Effective December 15, 1997, the Company issued 208,500 shares of the Company's common stock for all of the outstanding shares of Advantis Network & Systems Sdn Bhd. Further, depending upon Advantis collecting certain accounts receivable prior to June 30, 1998 and meeting certain profit targets over the following two years, the Company could be obligated to issue up to an additional 321,500 shares of its common stock to the former Advantis stockholders (see Note
1).

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

5. STOCK OPTIONS AND WARRANTS

  Stock Options

     BFI's Stock Option Plan adopted in February 1994 (the BFI Plan) provided for the granting of 976,500 stock options (after giving effect to the 3-for-4 exchange ratio in connection with the BFI Merger). Upon consummation of the BFI Merger (see Note 1), the stock options outstanding under BFI's Plan were re-granted by the Company and are subject to the terms of the Equity Incentive Plan adopted by the Company and approved by its stockholders on January 23, 1997. At its August 1997, stockholders meeting, the stockholders of the Company approved an increase to the Company's stock option plan of 500,000 shares. The Equity Incentive Plan is administered by the Company's Board of Directors. Options granted may be either incentive stock options, as defined in the Internal Revenue Code, or non-qualified options. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date of grant. The vesting schedule for incentive stock options usually covers a three or four year period ranging from one-third immediately and the remainder equally over the next two years to 25% at the end of the first year and the remainder monthly over the next three years. Vesting for non-qualified stock options is determined on a grant-by-grant basis. Incentive stock options must have an exercise price of not less than fair market value of the common stock on the date of grant (or, for incentive stock options granted to a person holding more than 10% of the voting power of the Company, options must have an exercise price equal to 110% of the fair market value, and be exercisable for a period of five years). The aggregate fair value of the common stock subject to options granted to an optionee that are exercisable for the first time by an optionee during any calendar year may not exceed $100,000. Options generally expire three months following termination of employment. The Company recorded no compensation expense related to grants and exercise of stock options in 1996 and $3,800 in 1997.

     The following table summarizes transactions pursuant to the Company's Plan:

                                          WEIGHTED                                              WEIGHTED
                                          AVERAGE                                                AVERAGE
                                        OPTION PRICE                                            REMAINING
                                            PER                                    AVAILABLE   CONTRACTUAL
                                           SHARE       OUTSTANDING   EXERCISABLE   FOR GRANT      LIFE
                                        ------------   -----------   -----------   ---------   -----------
January 1, 1996.......................     $3.20          492,200      277,400      484,300     9.8 years
Granted...............................      3.20           42,200           --      (42,200)     10 years
Became exercisable....................      3.20               --      110,000           --
                                           -----        ---------      -------     --------     ---------
December 31, 1996.....................      3.20          534,400      387,400      442,100     8.8 years
                                           =====        =========      =======     ========     =========
Added to option reserve...............        --               --                   500,000
Canceled..............................      3.20         (126,600)     (59,800)     126,600
Granted...............................      3.15          746,300           --     (746,300)     10 years
Became exercisable....................      3.50               --      113,000           --
                                           -----        ---------      -------     --------     ---------
December 31, 1997.....................     $3.16        1,154,100      440,600      322,400       9 years
                                           =====        =========      =======     ========     =========

     The Company applies APB Opinion. No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion No. 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

     FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement No.
123. The Company estimates the fair value of each stock option at the grant date by using a modified Black-Scholes pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively:

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES no dividend yield for any year; expected volatility of near-zero and 20%; risk-free interest rates of 6.65% and 6.6%; and expected lives of approximately three to five years. The weighted average fair value of options granted in 1996 and 1997 was $0.77 and $0.99.

     Under the accounting provisions of FASB Statement No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                               1996           1997
                                                            -----------    -----------
Net loss
  As reported.............................................  $(1,828,000)   $(4,591,200)
  Pro forma...............................................  $(1,837,000)   $(4,749,100)
  Per share as reported...................................  $     (4.20)   $     (1.18)
  Per share pro forma.....................................  $     (4.22)   $     (1.22)

     The above pro forma information includes only the effects of 1996 and 1997 grants. Because options potentially vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net earnings in future years.

  Warrants

     In connection with certain debt financing and the IPO, the Company has granted various warrants to purchase common stock. The following schedule summarizes the activity:

                                                  WEIGHTED
                                                   AVERAGE                    WEIGHTED AVERAGE
                                                WARRANT PRICE                    REMAINING
                                                  PER SHARE     OUTSTANDING   CONTRACTUAL LIFE
                                                -------------   -----------   ----------------
January 1, 1996...............................     $37.23           7,200        4.5 years
Warrants issued in connection with debt
  financing...................................     $ 4.80         609,900
                                                   ------         -------        ---------
December 31, 1996.............................     $ 5.18         617,100        3.0 years
Warrants issued to Underwriter in connection
  with Initial Public Offering................     $ 4.80         230,000
                                                   ------         -------        ---------
December 31, 1997.............................     $ 5.08         847,100        2.6 years
                                                   ======         =======        =========

6. COMMITMENTS AND CONTINGENCIES

     The Company's impairment testing business exposes it to potential litigation (i) by employees of companies using the FACTOR 1000(R) system if the employee's employment relationship is affected thereby and (ii) by third parties who may be indirectly affected by the Company's services or products. Product and service liability insurance is expensive, to the extent it is available at all. As of December 31, 1997, the Company maintained general liability insurance in the amount of $2.0 million per occurrence and $2.0 million in the aggregate, and an umbrella policy with a $5.0 million limit which was obtained in connection with the VPI Acquisition. The Company maintains product liability insurance of $2.0 million per occurrence and $2.0 million in the aggregate.

     The Company's FACTOR 1000(R) product is based on licensed technology. Accordingly, the Company is required to pay a royalty of up to 8.5% of sales of the related product. Beginning January 1997, the license agreement also provides for a minimum aggregate payment over each three-year period of $150,000. In addition, the Company's license permits the sublicense of the CTT technology and requires that the Company make payments to its licensor on such sublicensing arrangements as follows: (i) a royalty payment of 8.5% on up to $250,000 of the initial sublicense fee and 50% of any sublicense fee in excess of $250,000; and
(ii) a royalty payment equal to 50% of the sublicense fee, which amount must be at least 4.25% of the sublicensee's

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES gross contract revenue. The Company's ability to sell its product is dependent on the continuation of this license. See business section of summary of accounting policies regarding the Company's March 1998 formalization of a plan to exit from the business related to its FACTOR 1000(R) product.

     The Company leases certain property consisting of corporate and sales office facilities and equipment under operating leases that expire at varying dates through August 2000. Certain facility leases require the Company to pay real estate taxes, maintenance and utilities. Future minimum annual commitments under these leases are as follows:

                                                     AMOUNT
                                                     -------
1998..............................................  $311,000
1999..............................................   316,000
2000..............................................   166,000
                                                    --------
                                                    $793,000
                                                    ========

     Rent expense for the years ended December 31, 1996 and 1997 was $44,500 and $287,500.

     The Company has entered into employment agreements with two officers that provide for specified severance payments should the Company terminate the executive's employment with the Company, other than for cause. The amount to be paid is two years' base salaries and bonuses. In addition, pursuant to an employment agreement with the President of the Voice Plus subsidiary, should the Company terminate the executive's employment with the Company, other than for cause, the Company is obligated to make certain severance payments. The amount to be paid through the end of his employment agreement on February 3, 2000 is his base salary of $150,000 per annum and 50% of the commissions he would have earned during the period. In addition, the Company has entered into two-year employment agreements with two VPI employees which expire in January 1999 and provide for an annual base salary of $65,000, sales commissions payable pursuant to an annual sales compensation plan and performance-based bonus payments.

7. RELATED PARTY TRANSACTIONS

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

     On November 5, 1996, two of BFI's officers, VPI and a company controlled by a director of BFI purchased $135,000, $50,000 and $50,000, respectively, of unsecured promissory notes pursuant to Unit Subscription Agreements. These borrowings were subsequently repaid, utilizing proceeds from the IPO in February 1997 (see Note 11).

     At December 31, 1997, the Company had notes receivable from stockholders totaling $267,000 (see Note 2).

     At December 31, 1997, the Company owed $250,000 to a stockholder of the Company in connection with the acquisition of Voice Plus (see Note 3). During 1997, the Company paid $1,250,000 in principal and $36,100 in interest to this stockholder.

     At December 31, 1997, the Company's Advantis subsidiary owed $426,700 for various inventory purchases from certain companies whose directors are also stockholders of the Company.

     At December 31, 1997, the Company's Advantis subsidiary owed $58,200 to certain stockholders for expenses paid by these stockholders on behalf of the Company.

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company's Advantis subsidiary leases its corporate facilities from an entity that is partially owned by a minority stockholder of the Company. The lease commenced in November 1996, and its terms provide for annual payments of $42,500 through October 1999.

8. CONCENTRATION RISK

     Revenues from one customer accounted for approximately 88% of total net revenues during the year ended December 31, 1996. Revenues from two customers accounted for approximately 19% and 7% of total net revenues during the year ended December 31, 1997. Included in accounts receivable at December 31, 1997 is $270,000 and $500,600 due from these two customers.

     Trade accounts receivable are due from numerous customers located in many geographic regions throughout the United States and Malaysia. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. The Company does not require collateral from its customers.

     The Company's Voice Plus subsidiary historically purchases substantially all of its inventory requirements from one vendor, Centigram Communications Corporation ("Centigram"). Any termination or adverse change in the Company's distributor relationship with Centigram would have a material adverse impact upon the Company's voice processing business. Centigram has publicly announced that it has hired a third party firm to identify potential buyers for its customer premise equipment business which may adversely effect the largest portion of the Company's current business. The effect on the Company cannot be fully determined at this time. In addition, the Company depends upon Centigram to offer products which are competitive with products offered by other manufacturers as to technological advancement, reliability and price. If Centigram's competitors should surpass Centigram in any of these qualities, the Company may be required to establish alternative strategic relationships. Any such development would have an adverse effect on the Company's business for an indeterminate period of time until new supplier relationships could be established. Included in accounts payable at December 31, 1997, is $668,100 due to Centigram.

     Cash and cash equivalents are held principally at three high quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit.

9. INCOME TAXES

     From its inception, the Company has generated losses for both financial reporting and tax purposes. As of December 31, 1997, the Company's net operating losses for federal income tax purposes were approximately $6 million, and expire between the years 2008 and 2012. For state income tax purposes, as of December 31, 1997, the Company had net operating loss carryforwards of approximately $47,000 which expire in 2002. The use of Federal net operating loss carryforwards is subject to an annual limit of approximately $250,000 as the Company has incurred an "ownership change". Subject to the approval of the tax authorities of Malaysia, the Company's Malaysian subsidiary has a $30,000 unabsorbed tax loss carryforward as of December 31, 1997.

     Deferred tax assets at December 31, 1997 consist primarily of the following:

Cash to accrual change for tax purposes.....................    $   462,000
Reserves and accrued liabilities............................        199,700
Net operating loss carryforwards............................      2,095,400
                                                                  2,757,100
Less valuation allowance....................................     (2,757,100)
                                                                -----------
Net deferred tax asset......................................    $        --
                                                                ===========

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

     At December 31, 1997, the Company established a 100% valuation allowance for the gross deferred tax asset since management could not determine that it was more likely than not that the deferred tax asset can be realized.

10. EMPLOYEE COMPENSATION AND BENEFITS

     The Company's Voice Plus subsidiary has a 401(k) profit sharing plan in which all qualifying employees with a minimum of 1,000 hours of service at year end are eligible to participate. Matching contributions are made at the discretion of the Company's Board of Directors. The Company pays all fees to administer the plan. Total expense under this plan was $48,100 for the year ended December 31, 1996. There were no matching contributions during the year ended December 31, 1997.

     Advantis, as a Malaysian company, is obligated to pay a minimum contribution equivalent to 12% of employee salaries to a fund administered by the government. Contributions in excess of 12% are discretionary. The contribution expense for the period from December 15, 1997 (acquisition date) to December 31, 1997 amounted to $1,400.

11. INITIAL PUBLIC OFFERING

     On February 4, 1997, the Company completed its IPO of 2,300,000 shares of $0.01 par value common stock, of which 1,700,000 shares were sold by the Company and 600,000 shares, representing a portion of the consideration for the outstanding shares of VPI, were sold by a stockholder of the Company. On February 11, 1997, the underwriters exercised an option to purchase from the Company an additional 345,000 shares of common stock to cover over-allotments. The Company raised approximately $6.5 million of funds, net of underwriting commissions, printing costs, legal and accounting fees and other offering expenses totaling approximately $1,660,200, from the offering (including the over-allotment shares) and did not receive any of the proceeds from the sale of shares by the stockholder. The Company's common stock is quoted on The NASDAQ Stock Market SmallCap System. In connection with the closing of the IPO, the Company converted certain notes and related accrued interest in an aggregate amount of $1,032,600 to common stock and issued warrants for various amounts of common stock for every $1,000 of notes.

12. PROPOSED ACQUISITION AND FINANCING

     On January 16, 1998, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of capital stock of Infotel Technologies Pte Ltd ("Infotel"), a company organized under the laws of Singapore which provides radar system integration, turn key project management services, test instrumentation, as well as a wide portfolio of communication equipment. Consummation of the transaction is contingent upon the Company obtaining third party financing on terms satisfactory to the Company by April 13, 1998 or such later date as agreed upon by the parties. The Company recently closed a financing to be used in part to pay the cash portion of the Infotel acquisition. Under the terms of the financing, the Company will not receive sufficient funds in the time needed to meet the terms of the Infotel acquisition. Consequently, the Company has requested an extension from the Infotel shareholders and has received confirmation of their intention to grant an extension subject to several concessions. This acquisition will not close under its terms unless an extension is granted and the initial cash portion of the purchase price is funded. The basic terms of the acquisition agreement require an initial cash payment of about $2.3 million, performance payments based on profits in 1998 and 1999 of about $2 million and 431,000 shares of NHancement's Common Stock, subject to certain price protections.

     On April 9, 1998, the Company signed a $3.0 million Convertible Preferred Stock financing agreement. Under the terms of the agreement, the Company received $750,000 (less certain commissions and expenses) upon signing, and will receive $500,000 upon filing of an S-3 registration statement, $500,000 sixty days after the effective date of the registration statement, $500,000 thirty days thereafter and the final $750,000

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES thirty days thereafter. The Preferred Stock bears a 5% cumulative dividend and has a liquidation preference equal to the original purchase price plus cumulated but unpaid dividends. If the Company's common stock trades for a thirty day average below $2.00 or the average daily volume for a thirty day period falls below 20,000 shares, the investors are not required to fund any remaining portion of the $3 million in excess of the first two payments aggregating $1,250,000. Further, if the five day average closing bid price of the Company's common stock falls below $2.00 per share, the Company has the option to redeem the Preferred Stock at 118% of the original purchase price plus cumulated but unpaid dividends. Any shares of Preferred Stock tendered for conversion prior to delivery of the Company's notice of redemption shall not be affected by the redemption notice and shall be converted into shares of redemption shall not be affected by the redemption notice and shall be converted into shares of common stock. As to any shares with respect to which such conversion rights have not been timely exercised, such conversion rights shall terminate upon delivery by the Company of its notice of redemption. The Preferred Stock is convertible into common at the lesser of the five day average closing bid price at the time of signing or 75% of the five day average closing bid price at the time of each conversion. The Company intends to utilize the proceeds of this financing to pay a portion of the initial cash payment on the pending Infotel acquisition and for working capital.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Amended and Restated Certificate of Incorporation, as
                            filed with the Delaware Secretary of State on January 27,
                            1997, as amended by Certificate of Designations, as filed
                            with the Delaware Secretary of State on April 9, 1998, as
                            further amended by Amended Certificate of Designations,
                            as filed with the Delaware Secretary of State on April
                            13, 1998.
          3.2            -- Amended and Restated Bylaws(1)
          4.1            -- Form of Common Stock Certificate(2)
          4.2            -- Form of underwriter Warrant(3)
          4.3            -- Registration Rights Agreement, dated September 1, 1996, between BFI and (i) a majority of the holders of
                            securities pursuant to the Secured Note and Warrant
                            Purchase Agreement dated December 1, 1994, as amended;
                            (ii) a majority of the holders of securities issued
                            pursuant to the Secured Note and Stock Purchase
                            Agreement, dated December 1, 1995, as amended; (iii) a
                            majority of the holders of securities issued pursuant to
                            the Unsecured Note and Stock Purchase Agreement, dated
                            February 1, 1996, as amended; (iv) a majority of the
                            holders of securities issued pursuant to the Unit
                            Subscription Agreement, dated May 17, 1996, as amended;
                            (v) the purchasers of securities issued pursuant to the
                            Unit Subscription Agreement dated October 3, 1996; and
                            (vi) the former holders of BFI's Series A Preferred
                            Stock(3)
          4.4            -- Registration Rights Agreement, dated October 25, 1996,
                            between the Company and James S. Gillespie(2)
          4.5            -- Form of Series A Preferred Stock Certificate
          4.6            -- Registration Rights Agreement, dated as of April 13,
                            1998, among the Company, The Endeavour Capital Fund S.A.
                            and AMRO INTERNATIONAL S.A.
         10.1            -- Formation Agreement, dated as of October 15, 1996,
                            between BFI and VPI(2)
         10.2            -- Agreement and Plan of Merger, dated as of October 30,
                            1996, between the Company, BFI Acquisition Corporation
                            and BFI(3)
         10.3            -- Agreement and Plan of Merger, dated as of October 25,
                            1996, between the Company, VPI Acquisition Corporation,
                            VPI and James S. Gillespie, together with Forms of
                            Promissory Notes(4)
         10.4            -- Agreement of Merger between Voice Plus, Inc. and
                            BioFactors, Inc., dated as of October 10, 1997
         10.5            -- License Agreement, dated November 24, 1988, by and
                            between BFI and Systems Technology, Inc., as amended by
                            Addendum to License Agreement, dated May 19, 1994, as
                            amended by Second Addendum to License Agreement, dated
                            November 18, 1996(3)
         10.6            -- Sublicense Agreement, dated August 30, 1995, between BFI and SportsTrac, Inc., as amended by Addendum to
                            Sublicense Agreement, dated July 31, 1996(2)
         10.7            -- Secured Note and Warrant Purchase Agreement, dated
                            December 1, 1994, between BFI and the purchasers listed
                            therein, as amended by the First Amendment to Secured
                            Note and Warrant Purchase Agreement, Dated July 1995, as
                            amended by Amendment to Secured Note and Warrant Purchase
                            Agreement, dated December 1, 1995, as amended by Third
                            Amendment to Secured Note and Warrant Purchase Agreement,
                            dated March 1, 1996, and as amended by Fourth Amendment
                            to Secured Note and Warrant Purchase Agreement, dated
                            October 1, 1996, together with Amended and restated
                            Security Agreement and Form of Secured Promissory Note(3)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.8            -- Secured Note and Stock Purchase Agreement, dated December
                            1, 1995, between BFI and the purchasers listed therein,
                            as amended by the First Amendment to Secured Note and
                            Stock Purchase Agreement, dated March 1, 1996, as amended
                            by Second Amendment to Secured Note and Stock Purchase
                            Agreement, dated July 1, 1996, and as amended by Third
                            Amendment to Secured Note and Stock Purchase Agreement,
                            dated October 1, 1996, together with Form of Secured
                            Promissory Note(3)
         10.9            -- Unsecured Note and Stock Purchase Agreement, dated
                            February 1, 1996, between BFI and the purchasers listed
                            therein, as amended by the First Amendment to Unsecured
                            Note and Stock Purchase Agreement, dated March 1, 1996,
                            as amended by Second Amendment to Unsecured Note and
                            Stock Purchase Agreement, dated July 1, 1996, and as
                            amended by Third Amendment to Unsecured Note and Stock
                            Purchase Agreement, dated October 1, 1996, together with
                            Form of Unsecured Promissory Note(3)
         10.10           -- Unit Subscription Agreement, dated May 17, 1996, between
                            BFI and the purchasers listed therein, as amended by
                            First Amendment to Unit Subscription Agreement, dated
                            October 1, 1996, together with Form of Promissory Note(3)
         10.11           -- Unit Subscription Agreement, dated October 1, 1996,
                            between BFI and the purchasers listed therein, together
                            with Form of Promissory Note and Form of Warrant(1)
         10.12           -- Equity Incentive Plan(1)
         10.13           -- Employment Agreement, dated as of October 30, 1996,
                            between Douglas S. Zorn and the Company(1)
         10.14           -- Employment Agreement, dated as of October 25, 1996,
                            between James S. Gillespie and the Company(2)
         10.15           -- Employment Agreement, dated as of October 30, 1996,
                            between Esmond T. Goei and the Company(2)
         10.16           -- Form of FACTOR 1000 Service Contract(2)
         10.17           -- Office Building Lease, dated April 8, 1996, between BFI and Denver West Office Building No. 21 Venture(3)
         10.18           -- Authorized U.S. Distributor Agreement, dated April 16,
                            1996, between Centigram Communications Corporation and
                            VPI(2)
         10.19           -- Office Lease, dated October 16, 1995, between AJ Partners
                            Limited Partnership and VPI(3)
         10.20           -- Agreement, dated October 16, 1995, between BFI, Burton
                            Kanter and Elliot Steinberg, as amended by Amendment
                            dated July 16, 1996, between BFI, Esmond Goei, Douglas
                            Zorn, Burton Kanter and Elliot Steinberg(3)
         10.21           -- Stockholder Agreement, dated October 25, 1996, between
                            the Company and James D. Gillespie(3)
         10.22           -- 1997 Management and Company Performance Bonus Plan(3)
         10.23           -- Employment Agreement, dated as of November 1, 1996,
                            between Diane E. Nowak and VPI(1)
         10.24           -- Employment Agreement, dated as of November 1, 1996,
                            between Bradley Eickman and VPI(1)
         10.25           -- Promissory Note Payable to the Company by Esmond T. Goei
         10.26           -- Agreement for the Sale of Shares in Advantis Network &
                            System Sdn. Bhd. Dated June 20, 1997, Between the Company
                            and the shareholders of Advantis, as amended by the
                            Supplemental Agreement to the Agreement dated November
                            26, 1997; and the Second Supplemental Agreement Dated
                            November 26, 1997(5)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.27           -- Building Lease dated June 9, 1997 by and between the
                            company, as Tenant and El Dorado Holding Company, Inc.,
                            as Landlord(7)
         10.28           -- Form of Lock Up Agreement between the Company the former
                            Shareholders of Advantis(6)
         10.29           -- Securities Purchase Agreement, dated as of April 13,
                            1998, by and among the Company, the Endeavour Capital
                            Fund S.A. and AMRO INTERNATIONAL S.A.
         10.30           -- Form of Escrow Instructions related to Securities
                            Purchase Agreement, dated as of April 13, 1998.
         21              -- Subsidiaries
         27.1            -- Financial Data Schedules for the years ended December 31,
                            1996 and 1997
         27.2            -- Restated Financial Data Schedule for the three months
                            ended March 31, 1997
         27.3            -- Restated Financial Data Schedule for the six months ended
                            June 30, 1997
         27.4            -- Restated Financial Data Schedule for the nine months
                            ended September 31, 1997

---------------

(1) Incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 2 to Registrant's Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on January 13, 1997.

(2) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on November 5, 1996.

(3) Incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 1 to Registrant's Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on December 20, 1996.

(4) Incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 3 to Registrant's Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on January 28, 1997.

(5) Incorporated by reference to Exhibit 2.01 on registrant's Form 8-K, SEC File No. 0-21999, as filed with the Securities and Exchange Commission on December 30, 1997.

(6) Incorporated by reference to Exhibit 4.01 to Registrant's Form 8-K, SEC File Number 0-21999, as filed with the Securities and Exchange Commission on December 30, 1997.

(7) Incorporated by reference to the document bearing the same exhibit number as contained in registrant's Quarterly Report on Form 10-QSB, SEC File Number 0-21999, as filed with the Securities and Exchange Commission on November 14, 1996.