Form 10QSB
period 1998-03-31
NHANCEMENT TECHNOLOGIES INC
filed 1998-05-15
CIK 1025985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

                                  Yes [X]  No [ ]

         As of May 14, 1998, there were 4,436,500 shares of Common Stock outstanding.

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

                          NHANCEMENT TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                              MARCH 31,
                                                                                                1998
                                                                                            ------------
ASSETS
CURRENT
          Cash and cash equivalents                                                         $    935,900
          Accounts receivable, less allowance for doubtful accounts of $515,000                1,601,500
          Notes receivable from stockholders                                                     112,000
          Inventory                                                                              526,400
          Prepaid expenses and other                                                             330,700
          Income tax receivable                                                                  225,600
                                                                                            ------------
 TOTAL CURRENT ASSETS                                                                          3,732,100
                                                                                            ------------

PROPERTY AND EQUIPMENT                                                                         1,289,700
          Less accumulated depreciation                                                          631,500
                                                                                            ------------
PROPERTY AND EQUIPMENT, net                                                                      658,200
                                                                                            ------------

Excess of cost over net assets  acquired  of Voice  Plus,  Inc.,  net of  accumulated          1,425,000
amortization of $75,000
Excess of cost over net assets acquired of Advantis, net of accumulated  amortization            962,300
of $29,000
Long-term portion of notes receivable from stockholders                                          162,600
Deferred acquisition costs                                                                       119,400
Other assets                                                                                     131,200
                                                                                            ------------
                                                                                            $  7,190,800
                                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Lines of credit                                                                        311,000
          Accounts payable                                                                       839,800
          Accrued liabilities                                                                    436,700
          Payable to affiliates                                                                  440,600
          Deferred revenue                                                                     1,032,800
          Current portion of long-term debt                                                      298,000
                                                                                            ------------
TOTAL CURRENT LIABILITIES                                                                      3,358,900

LONG-TERM DEBT, net of current portion                                                           162,500
                                                                                            ------------

TOTAL LIABILITIES                                                                              3,521,400
                                                                                            ------------

STOCKHOLDERS' EQUITY
          Preferred stock, $0.01 par value, 2,000,000 shares authorized,
              no shares issued and outstanding                                                        --
           Common stock, $0.01 par value, 20,000,000 shares authorized,
            4,437,000 shares issued and outstanding                                               44,400
          Additional paid-in capital                                                          18,020,600
          Accumulated deficit                                                                (14,387,500)
          Cumulative translation adjustment                                                       (8,100)
                                                                                            ------------
TOTAL STOCKHOLDERS' EQUITY                                                                     3,669,400
                                                                                            ------------
                                                                                            $  7,190,800
                                                                                            ============

                          NHANCEMENT TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ------------------------------
                                                          1997               1998
                                                       -----------        -----------
NET SALES                                              $ 1,431,900        $ 1,216,500
Cost of sales                                              636,600            850,000
                                                       -----------        -----------

GROSS PROFIT                                               795,300            366,500
                                                       -----------        -----------

OPERATING EXPENSES
Research and development                                    23,700                 --
Selling, marketing and administrative                      611,900          1,089,300
Amortization of excess of cost over net assets
acquired                                                    98,900             99,800
                                                       -----------        -----------

TOTAL OPERATING EXPENSES                                   734,500          1,189,100
                                                       -----------        -----------

INCOME (LOSS) FROM OPERATIONS                               60,800           (822,600)
                                                       -----------        -----------
OTHER INCOME (EXPENSE)
Interest income                                             38,400             21,600
Interest expense                                           (46,200)           (26,500)
Other                                                           --             41,200
                                                       -----------        -----------
                                                            (7,800)            36,300
                                                       -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES                           53,000           (786,300)
                                                       -----------        -----------
INCOME TAXES                                                10,400                 --
                                                       -----------        -----------
NET INCOME (LOSS)                                      $    42,600        $  (786,300)
                                                       -----------        -----------
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
SHARE                                                  $      0.02        $      (.18)
                                                       -----------        -----------
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                         2,682,000          4,436,500
OPTIONS AND WARRANTS                                       125,100                 --
                                                       -----------        -----------
DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                              2,807,100          4,436,500
                                                       ===========        ===========

                          NHANCEMENT TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                         COMMON STOCK                                         CUMULATIVE
                                           PAR VALUE          ADDITIONAL      ACCUMULATED     TRANSLATION
                                    SHARES          AMOUNT  PAID-IN-CAPITAL     DEFICIT       GAIN (LOSS)      TOTAL
                                   ----------       ------- ---------------   ------------    ------------   ----------
BALANCE, December 31, 1997          4,436,500       $44,400   $18,020,600     $(13,601,200)      $11,300     $4,475,100
Cumulative translation loss -
Advantis                                                                                         (19,400)       (19,400)
Net loss                                   --            --            --         (786,300)           --       (786,300)
                                   ----------       -------   -----------     ------------       -------     ----------
BALANCE, March 31,1998              4,436,500       $44,400   $18,020,600     $(14,387,500)      $(8,100)    $3,669,400
                                   ==========       =======   ===========     ============       =======     ==========

                          NHANCEMENT TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                  THREE MONTHS ENDED
                                                                           ------------------------------
                                                                                       MARCH 31,
                                                                           ------------------------------
                                                                               1997               1998
                                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income (loss)                                                $    42,600        $  (786,300)
          Adjustments to reconcile net income (loss) to net cash
           used  in operating
           activities:
          Depreciation and other amortization                                  126,200            153,400
          Other                                                                     --            (19,400)
          Changes in operating assets and liabilities:
                 Accounts receivable                                           420,000          1,403,700
                 Income tax receivable                                              --            (53,600)
                 Inventory                                                      17,400              9,800
                 Prepaid expenses and other                                   (220,300)          (223,700)
                 Other assets                                                   51,700              6,200
                 Accounts payable and other current liabilities             (2,405,000)        (1,032,400)
                                                                           -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                       (1,967,400)          (542,300)
                                                                           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Cash acquired from VPI Acquisition                                   851,900                 --
          Purchase of property and equipment                                   (35,200)            (9,000)
                                                                           -----------        -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            816,700             (9,000)
                                                                           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Net borrowing under line of credit                                        --            124,000
          Principal payment of long-term debt                               (1,814,000)                --
          Proceeds from initial public offering of common stock, net
       of offering costs                                                     6,962,200                 --
                                                                           -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    5,148,200            124,000
                                                                           -----------        -----------

                                                                           -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,997,500           (427,300)
                                                                           -----------        -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  60,100          1,363,200
                                                                           -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 4,057,600        $   935,900
                                                                           ===========        ===========

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

       On February 3, 1997, the Company issued 1,312,500 shares of its Common Stock and $1,500,000 in promissory notes for all the outstanding shares of Voice Plus, Inc. pursuant to a purchase and plan of merger agreement.

       On February 4, 1997, the Company issued 258,200 shares of its Common Stock as repayment of certain notes payable and accrued interest thereon.

1.   ORGANIZATION

         NHancement Technologies Inc., a Delaware corporation ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company and successor to the business of BioFactors, Inc. ("BFI" or "BioFactors"), a Delaware corporation. On February 3, 1997, prior to the February 4, 1997 consummation of the initial public offering ("IPO") of the Company's common stock, BFI merged with a subsidiary of NHancement whereupon BFI, as the surviving corporation, became a wholly-owned subsidiary of NHancement (the "BFI Merger"). Also, on February 3, 1997, the Company acquired Voice Plus, Inc.(TM) ("VPI" or "Voice Plus"), a California corporation, a systems integrator and national distributor of voice processing equipment. The acquisition was accounted for as a purchase, and, accordingly, the results of VPI's operations were included in the Company's consolidated financial statements commencing February 3, 1997. For financial accounting purposes, BFI is deemed to be the acquirer of VPI.

         Effective November 12, 1997, BioFactors, Inc. was merged with and into Voice Plus, Inc. in a statutory merger intended to qualify, for federal income tax purposes, as a re-organization under Section 368 of the Internal Revenue Code of 1986, as amended. Voice Plus is the surviving corporation in the merger transaction with BioFactors, and the separate existence of BioFactors ceased on the effective date of the merger. The operations of the combined entity are being conducted under the name of "Voice Plus," which is headquartered in Fremont, California. Voice Plus remains a wholly-owned subsidiary of NHancement.

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

         The business of NHancement is conducted by its operating company subsidiaries, Voice Plus, Inc. and Advantis Network & System Sdn Bhd.

2.   FINANCIAL STATEMENT PRESENTATION AND NEW STANDARDS

         The accompanying consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1997 presented in the Company's latest annual report on Form 10-KSB.

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

         Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Because of a net loss during the three months ended March 31, 1998 options and warrants to purchase 1,116,600 shares of common stock were outstanding but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires comparative information for earlier periods to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosure. Results of operations and financial position, however, will be unaffected by implementation of this standard.

         In February 1998, the Financial Accounting Standard Board issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when previous related accounting standards were issued.

         SFAS No. 132 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. Management believes that the Company's current financial statement disclosures will not need to be modified based upon current operations. Results of operations and financial position will be unaffected by implementation of this standard.

3.   ACQUISITION AND MERGER TRANSACTIONS

         On February 3, 1997, NHancement merged a wholly-owned subsidiary with and into BFI, whereupon BFI, as the surviving corporation, became a wholly-owned subsidiary of NHancement, and shares of NHancement common stock were exchanged for all the issued and outstanding common stock of BFI, in a ratio of three shares of NHancement Common Stock for every four shares of BFI Common Stock.

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

         On December 15, 1997, the Company consummated the acquisition of Advantis Network & System Sdn Bhd, a Malaysian corporation and systems integrator and distributor of communication equipment, pursuant to a transaction by which Advantis became a wholly-owned subsidiary of NHancement.

4.   INITIAL PUBLIC OFFERING

     On February 4, 1997, the Company completed its IPO of 2,300,000 shares of $0.01 par value Common Stock, of which 1,700,000 shares were sold by the Company and 600,000 shares, representing a portion of the consideration for the outstanding shares of VPI, were sold by a stockholder of the Company. On February 11, 1997, the underwriters exercised an option to purchase from the Company an additional 345,000 shares of Common Stock to cover over-allotments. The Company raised approximately $6.5 million of funds, net of underwriting commissions, printing costs, legal and accounting fees and other offering expenses, totaling approximately $1,660,200, from the offering (including the over-allotment shares) and did not receive any of the proceeds from the sale of shares by the stockholder.

5.   STOCK OPTIONS

         During the three months ended March 31, 1998, no additional options of the Company's Common Stock were granted.

6.   PENDING ACQUISITION  AND FINANCING

         On January 16, 1998, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of capital stock of Infotel Technologies Pte Ltd ("Infotel"), a Singapore company which provides radar system integration, turnkey project management services, test instrumentation, as well as a wide portfolio of communication equipment. Consummation of the transaction is contingent upon the Company obtaining third party financing necessary to complete the acquisition, the closing of which must occur, if at all, by no later than June 24, 1998. The basic terms of the acquisition agreement require an initial cash payment of about $2.3 million, notes payable of approximately $2.0 million (with payment subject to Infotel achieving certain 1998 and 1999 profitability targets), and the issuance of 431,000 shares of NHancement's Common Stock. In the event that the transaction fails to close by June 24, 1998, the Company is obligated to pay a termination fee in the amount of $300,000 plus interest.

         On April 13, 1998, the Company signed a $3.0 million Convertible Preferred Stock financing agreement. Under the terms of the agreement, the Company had been paid $1,250,000 as of the date of filing of this quarterly report on Form 10QSB (less commissions and certain other costs and expenses of approximately $162,500), and, subject to satisfaction of certain conditions specified in the stock purchase agreement documentation, will receive $500,000 sixty days after the effective date of an S-3 registration statement, $500,000 thirty days thereafter and the final $750,000 thirty days thereafter. The Preferred Stock bears a 5% cumulative dividend and has a liquidation preference equal to the original purchase price plus cumulative but unpaid dividends. If the Company's common stock trades for a thirty day average below $2.00 or the average daily volume for a thirty day period falls below 20,000 shares, the investors are not required to fund any remaining portion of the $3.0 million in excess of the first $1,250,000 investment. Further, if the five day average closing bid price of the Company's common stock falls below $2.00 per share, the Company has the option to redeem the Preferred Stock at 118% of the original purchase price plus cumulative but unpaid dividends. Any shares of Preferred Stock tendered for conversion prior to delivery of the Company's notice of redemption shall not be affected by the redemption notice and shall be converted into shares of Common Stock. As to any shares with respect to which such conversion rights have not been timely exercised, such conversion rights shall terminate upon delivery by the Company of its notice of redemption. The Preferred Stock is convertible into common at the lesser of the five day average closing bid price at the time of signing or 75% of the five day average closing bid price at the time of each conversion. The Company intends to utilize the proceeds of this financing to pay a portion of the initial cash payment on the pending Infotel acquisition and for working capital.

7.   SUBSEQUENT EVENTS

         Although the Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO, there can be no assurance that it will remain eligible to be included on the Nasdaq SmallCap Market System. In this regard, on or about April 16, 1998, Nasdaq informed the Company that it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System. Specifically, the Company failed to meet the requirements of Nasdaq Marketplace Rule 4310(c)(2) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. The Company has notified Nasdaq of the steps it has taken and proposes to take in order to remedy the above deficiency. The propriety of continuing the Company's listing on the Nasdaq SmallCap Market System is currently being reviewed by Nasdaq. While the Company believes that it will be in position to meet these listing requirements in the near-term future, such belief is dependent in part upon the Company completing the Infotel acquisition, the financing for which had not been completed as of the date of this Prospectus. There can be no assurance that the Company will in fact meet these requirements in any future period. (See "Liquidity and Capital Resource").

8.   UNAUDITED PRO FORMA FINANCIAL DATA

         The unaudited pro forma statements of operations combine the results of operations of BioFactors, VPI and Advantis, for the three months ended March 31, 1998 and 1997, as if the VPI and Advantis acquisitions had occurred at the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of excess of costs over assets acquired, interest expense on notes payable to stockholder, additional salaries, and recalculation of estimated income taxes. The following unaudited pro forma summary does not necessarily reflect the results of operations as they would have been had the VPI and Advantis acquisitions occurred at the beginning of the periods presented and is not necessarily indicative of the results of operations for any future period.

                                                                                         PRO FORMA
                                                                                    THREE MONTHS ENDED
                                                                             ------------------------------
                                                                                        MARCH. 31,
                                                                             ------------------------------
                                                                                1997               1998
                                                                             -----------        -----------
                  Net sales                                                  $ 4,981,400        $ 1,216,500
                  Cost of  sales                                               3,350,100            850,000
                  Gross profit                                                 1,431,300            366,500
                  Total operating expenses (includes amortization of
                  excess of cost over net assets acquired)                     1,242,600          1,189,100
                  Income (loss) from operations                                  188,700           (822,600)
                  Other income (expense)                                          (4,100)            41,200
                  Income (loss) before income taxes                              184,600           (786,300)
                  Income taxes                                                     9,500                 --
                  Net income (loss)                                          $   175,100        $  (786,300)

                  Net income (loss) per common share                         $      0.05        $      (.18)

                  Weighted average common and common equivalent shares
                  outstanding                                                  3,563,200          4,436,500
                                                                             ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1998 VERSUS MARCH 31, 1997

    The following contains forward-looking statements regarding future events or the future financial performance of the Company that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

    GENERAL

    NHancement Technologies Inc., a Delaware corporation ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company and successor to the business of BioFactors, Inc. ("BFI" or "BioFactors"). On February 3, 1997, prior to the February 4, 1997 consummation of the initial public offering ("IPO") of the Company's Common Stock, BFI merged with a subsidiary of NHancement whereupon BFI, as the surviving corporation, became a wholly-owned subsidiary of NHancement. The BFI merger was accounted for in a manner similar to a pooling-of-interests. Also, on February 3, 1997, the Company acquired Voice Plus, Inc. ("VPI" or "Voice Plus"), a California corporation, and a systems integrator and national distributor of voice processing equipment, pursuant to a transaction by which VPI merged with a subsidiary of NHancement, whereupon VPI, as the surviving corporation, became a wholly-owned subsidiary of NHancement. The VPI acquisition was accounted for as a purchase, and, accordingly, the results of VPI's operations were included in the Company's financial statements commencing February 3, 1997.

    For financial accounting purposes, BFI was deemed to be the acquiror of VPI. However, NHancement is considered to be the successor in interest of BFI and references herein to the Company signify BFI and its successor NHancement.

    Effective as of November 12, 1997, BioFactors, Inc., was merged with and into Voice Plus, Inc., in a statutory merger intended to qualify, for federal income tax purposes, as a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. Voice Plus was the surviving corporation in the merger transaction with BioFactors, and the separate existence of BioFactors ceased on the effective date of the merger. The operations of the combined entity are being conducted under the name of Voice Plus,(R)which is headquartered in Fremont, California. Voice Plus remains a wholly-owned subsidiary of NHancement.

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

    The business of NHancement is conducted by its operating company subsidiaries, Voice Plus, Inc. and Advantis Network & System Sdn Bhd. The financial data presented for the three months ended March 31, 1997 includes results of operations for only three months of BFI, two months of VPI and none of Advantis. The financial data presented for the three months ended March 31, 1998 includes three months' operating results of BFI, VPI and Advantis.

                          NHANCEMENT TECHNOLOGIES INC.

                                                                           THREE MONTHS ENDED
                                                                      -----------------------------
                                                                                 MARCH 31
                                                                      -----------------------------
                                                                         1997               1998
                                                                      ----------         ----------
                 Net sales                                               100.0 %            100.0 %
                 Cost of sales                                            44.5 %             69.9 %
                 Gross profit                                             55.5 %             30.1 %
                 Research, selling and administrative expenses            44.4 %             89.5 %
                 Amortization of excess of cost over net assets            6.9 %              8.2 %
                 acquired
                        Income (loss) from operations                      4.2 %            (67.2)%
                 Other income (expense)                                   (0.5)%              2.6 %
                 Income (loss) before income taxes                         3.7 %            (64.6)%
                 Income taxes                                               .7 %               --
                 Net income (loss)                                         3.0 %            (64.6)%
                                                                      ----------         ----------

    The Company's primary focus in the first quarter of 1998 was as an integrator and distributor of voice processing and telecommunications systems for businesses, which operations were conducted through the Company's VPI and Advantis subsidiaries. Only two months of VPI's revenues were recorded in the Company's financial statements during 1997. VPI's net revenues as a stand-alone business decreased 67% from $2.3 million for the three months ended March 31, 1997 to $1.0 million for the three months ended March 31, 1998. The decrease in revenue was anticipated as the backlog had eroded during 1997 and at year-end was well below $1 million. The Company's revenues historically are almost exclusively derived from the sale of Centigram products and in the fourth quarter of 1997 persistent rumors of Centigram's intention to sell its Customer Premise Equipment ("CPE") business were wide-spread in the marketplace. In early March 1998 Centigram made a public announcement that it had signed a letter of intent with Mitel for the sale of its CPE business (the closing of which occurred in early May). As a result of the uncertainty in the marketplace concerning the Centigram product, customers for large Centigram systems delayed making buying decisions. This accounted for most of the shortfall in the first quarter revenue, as the Company did not record any revenues from large system orders in the period. Management believes that much of the uncertainty surrounding the Centigram product has been resolved with our major customers and that this issue will not have a significant adverse impact on VPI's business after the second quarter of 1998. Revenues from maintenance, parts and small systems during the first quarter were at or above historical levels and are expected to remain strong.

    In addition, during April the Company announced that James B. Linkous accepted the position of General Manager of VPI and that James Gillespie, who was previously in that position, became a part-time consultant to the Company. Mr. Linkous has been tasked with strengthening the sales infrastructure and expanding VPI's product offering. He is also expected to be a key player in integrating Voice Plus with NHancement's growing operations in the U.S. and overseas.

    The Company's Advantis subsidiary, a telecommunications system integrator located in Malaysia was acquired on December 15, 1997. Net sales include three months of Advantis' results in 1998 but are not included in 1997 first quarter data. On a stand-alone basis, net sales decreased from $2.7 million to $0.3 million for the first quarter 1998 versus the first quarter 1997. Over 50% of Advantis' net sales in 1997 were earned during the first quarter of 1997, which was due to the completion of several one-time large projects. Due to the current instability of the Malaysian currency, any new implementation projects were delayed.

    The Company has decided to pursue a buyer for its FACTOR 1000(R) technology and products, as no significant FACTOR 1000 revenue was generated in 1997 or 1998.

    Gross margins in 1998 decreased to 30.1% from 55.5% in 1997, about 10% of the decrease was attributable to Advantis, the remainder to VPI. VPI's gross margin on a stand-alone basis decreased from 57.0% to 39.8% as the fixed cost component of cost of sales was spread over a smaller revenue base for the quarter. VPI's variable cost of goods sold as a percentage of sales is comparable in 1998 to 1997 cost of goods sold. Based on anticipated VPI's revenue increases over the next several quarters, the gross margin is expected to improve.

    Company-wide research, selling, and administrative ("RS&A") expenses as a percentage of net sales were up to 89.5% for 1998 versus 44.4% for 1997, however on a standalone basis, the 1998 and 1997 RS&A expense was approximately $1.2 million in both periods. The increase in RS&A expense as a percentage of net sales is due to the same level of RS&A expenses for 1998 as compared to 1997 being spread over a smaller revenue base.

LIQUIDITY AND CAPITAL RESOURCES

    Although the acquisition of complimentary businesses and products is an element of the Company's business strategy, none of the proceeds of the IPO were reserved specifically for the funding of future acquisitions. If a cash payment in excess of available working capital is required to make an acquisition, the Company will need to obtain additional debt or equity financing. Debt financing may require the Company to pay significant amounts of interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may dilute the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or general working capital purposes or that, if available, such financing will be available on terms the Company deems acceptable. The inability of the Company to obtain such financing will likely have a material adverse effect on the Company's growth and acquisition strategy. The Company recently negotiated an equity financing for $3.0 million, of which $1,250,000 (less $162,500 of cost and expenses) had been received as of the date of filing of this quarterly report on Form 10-QSB with the remainder to be received subject to the terms of the Preferred Stock financing.

    Although the Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO, there can be no assurance that it will remain eligible to be included on the Nasdaq SmallCap Market System. In this regard, on or about April 16, 1998, Nasdaq informed the Company that it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System. Specifically, the Company failed to meet the requirements of Nasdaq Marketplace Rule 4310(c)(2) which requires that an issuer maintain (i) net tangible assets of Two Million Dollars ($2,000,000); (ii) market capitalization of Thirty-Five Million Dollars ($35,000,000); or (iii) net income of Five Hundred Thousand Dollars ($500,000) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. The Company has notified Nasdaq of the steps it has taken and proposes to take in order to remedy the above deficiency. The propriety of continuing the Company's listing on the Nasdaq SmallCap Market System is currently being reviewed by Nasdaq. While the Company believes that it will be in position to meet these listing requirements in the near-term future, such belief is dependent in part upon the Company completing the Infotel acquisition, the financing for which had not been completed as of the date of this Prospectus. There can be no assurance that the Company will in fact meet these requirements in any future period.

    If the Company is otherwise unable to meet the Nasdaq SmallCap Market System's continuing listing requirements described above, Nasdaq may take appropriate action against the Company, including placing restrictions on or additional requirements for listing of its Common Stock or the denial of listing of its Common Stock. If the Company's Common Stock is delisted from the Nasdaq SmallCap Market System, the Company will become subject to the Securities and Exchange Commission's "penny stock" rules, and as a result, an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock.

    During the first quarter of 1998, net cash used in operating activities was $0.5 million, consisting primarily of the net loss for the period and cash used to pay accounts payable and accrued liabilities, which was partially offset by accounts receivable collections. Net cash provided by investing and financing activities totaled $0.1 million consisting principally of additional borrowings made under Advantis' line of credit. At March 31, 1998, the Company's working capital was $0.4 million, and cash and cash equivalents totaled $0.9 million. The current ratio decreased from 1.3 to 1 at December 31, 1997 to 1.1 to 1 at March 31, 1998, primarily due to reduced revenues for VPI.

    As of March 31, 1998, the Company had outstanding debt of approximately $0.8 million inclusive of associated accrued interest. The Company had been offered a $2.0 million credit line with a U.S. major bank with an advance rate of 80% of eligible accounts receivable, but has chosen not to finalize the agreement at this time.

    The Company's management estimates that it will incur about $500,000 in capital expenditures during the next 12 months, about $300,000 of which represents company-wide business systems software. It is anticipated that all major capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

    Based upon its present plans, management believes that operating cash flow, available cash and available credit, are adequate to meet the working capital cash needs of the Company and to meet anticipated capital needs during the next 12 months. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to successfully implement its acquisition program, and it will use various methods to finance acquisitions, including the payment of cash, for this purpose. The completion of the pending Infotel transaction requires a substantial payment.

ACCOUNTING STANDARDS

    During 1997, the Financial Accounting Standards Board released its SFAS No.130, Reporting Comprehensive Income. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in the entity's financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 does not address issues of recognition or measurement for comprehensive income and its components, and therefore, it will not have an impact on the financial condition or results of operations of the Company upon adoption.

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

    In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 Employer's Disclosures about Pensions and Other Post Retirement Benefits. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when previous related accounting standards were issued. SFAS No. 132 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. Management believes that the Company's current financial statement disclosures will not need to be modified based upon current operations. Results of operations and financial position will be unaffected by implementation of this standard.

                                     PART II
                                OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

(d) On February 4, 1997, the Company and Chatfield Dean & Company, its underwriter, completed an initial public offering of 2,300,000 shares of $0.01 par value Common Stock, of which 1,700,000 shares were sold by the Company and 600,000 shares, representing a portion of the consideration for the outstanding shares of VPI, were sold by a stockholder of the Company (Commission file number 333-15563). On February 11, 1997, the underwriters exercised an option to purchase from the Company an additional 345,000 shares of Common Stock to cover over-allotments. The use of proceeds by the Company through March 31, 1998 was as follows (amounts are actual unless indicated as estimates):

                       Gross Proceeds to the Company                 $8,180,000
                       Underwriters Discounts and Commissions           572,600
                       Underwriters Non-accountable Expenses            245,400
                       Other Expenses                                   831,700
                                                                     ----------
                       Total Expenses                                 1,649,700
                                                                     ----------
                       Net Offering Proceeds to the Company          $6,530,300
                                                                     ==========

                       Use of Net Offering Proceeds:
                       Purchase and installation of equipment        $  220,000
                       Repayment of Indebtedness                      2,485,400
                       Repayment of Indebtedness to Affiliates          391,100
                       Bonuses to Officers                              250,000
                       Secured Loans ($60,000 to Officer)               360,000
                       Working Capital (estimated)                    1,887,900
                       Cash in Banks                                    935,900

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

             EXHIBIT
              NUMBER                        DESCRIPTION OF EXHIBIT
             --------                       ----------------------

              27      --   Financial Data Schedule

(b)      Reports on Form 8-K

         A Report on Form 8-K/A was filed with the Commission on February 11, 1998.


                  [Rest of this page intentionally left blank]

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NHANCEMENT TECHNOLOGIES INC.



                             By:  /s/ Esmond T. Goei
                                 -----------------------------------------------
Date: May 14, 1998               Esmond T. Goei
                                 Chairman of the Board, Chief Executive Officer,
                                 and President



                             By:  /s/ Douglas S. Zorn
                                 -----------------------------------------------
Date: May 14, 1998               Douglas S. Zorn
                                 Executive Vice President-Finance,
                                 Treasurer and Chief
                                 Financial Officer

                                INDEX TO EXHIBITS


      EXHIBIT NUMBER                  DESCRIPTION OF EXHIBITS
      --------------                  -----------------------
          27              Financial Data Schedule