Form 10QSB/A
period 1998-03-31
NHANCEMENT TECHNOLOGIES INC
filed 1998-06-01
CIK 1025985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                 FORM 10-QSB/A
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998


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

                                  Yes [X]  No [ ]


         As of May 29, 1998, there were 4,436,500 shares of Common Stock outstanding.


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


         On April 13, 1998, the Company signed a $3.0 million Convertible Preferred Stock financing agreement. Under the terms of the agreement, the Company had been paid $1,250,000 as of the initial date of filing of the Company's first quarter report on Form 10-QSB (less commissions and certain other costs and expenses of approximately $162,500) and, subject to satisfaction of certain conditions specified in the stock purchase agreement documentation, will receive $500,000 sixty days after the effective date of an S-3 registration statement, $500,000 thirty days thereafter and the final $750,000 thirty days thereafter. The Preferred Stock bears a 5% cumulative dividend and has a liquidation preference equal to the original purchase price plus cumulative but unpaid dividends. If the Company's common stock trades for a thirty day average below $2.00 or the average daily volume for a thirty day period falls below 20,000 shares, the investors are not required to fund any remaining portion of the $3.0 million in excess of the first $1,250,000 investment. Further, if the five day average closing bid price of the Company's Common Stock falls below $2.00 per share, the Company has the option to redeem the Preferred Stock at 118% of the original purchase price plus cumulative but unpaid dividends. Any shares of Preferred Stock tendered for conversion prior to delivery of the Company's notice of redemption shall not be affected by the redemption notice and shall be converted into shares of Common Stock. As to any shares with respect to which such conversion rights have not been timely exercised, such conversion rights shall terminate upon delivery by the Company of its notice of redemption. The Preferred Stock is convertible into Common Stock at the lesser of the five day average closing bid price at the time of signing or 75% of the five day average closing bid price at the time of each conversion. The issuance of the $3.0 million of Series A Convertible Preferred Stock that is convertible into shares of Common Stock at a 25% discount, which will be reflected as a preferred stock dividend, will result in a $1.0 million decrease in the income or increase in the loss applicable to Common Stock in computing the net income/loss per share. The Company intends to utilize the proceeds of this financing to pay a portion of the initial cash payment on the pending Infotel acquisition and for working capital.


7.   SUBSEQUENT EVENTS


         Although the Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO, there can be no assurance that it will remain eligible to be included on the Nasdaq SmallCap Market System. In this regard, on or about April 16, 1998, Nasdaq informed the Company that it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System. Specifically, the Company failed to meet the requirements of Nasdaq Marketplace Rule 4310(c)(2) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. This deficiency was remedied by the Company in April 1998 as a result of the initial closing of the Convertible Preferred Stock financing (see Note 6), as reflected in the Company's unaudited financial statements as of April 30, 1998, as filed with the Securities and Exchange Commission under a Form 8-K on May 21, 1998. While the Company presently meets and believes that in the future it will be in a position to continue to meet these listing requirements, such belief is dependent in part upon the Company completing the Infotel acquisition, the financing for which had not been completed as of the date of this Form 10-QSB/A. There can be no assurance that the Company will in fact meet these requirements in any future period. (See "Liquidity and Capital Resources".)

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

LIQUIDITY AND CAPITAL RESOURCES


    Although the acquisition of complimentary businesses and products is an element of the Company's business strategy, none of the proceeds of the IPO were reserved specifically for the funding of future acquisitions. If a cash payment in excess of available working capital is required to make an acquisition, the Company will need to obtain additional debt or equity financing. Debt financing may require the Company to pay significant amounts of interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may dilute the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or general working capital purposes or that, if available, such financing will be available on terms the Company deems acceptable. The inability of the Company to obtain such financing will likely have a material adverse effect on the Company's growth and acquisition strategy. The Company recently negotiated an equity financing for $3.0 million, of which $1,250,000 (less $162,500 of cost and expenses) had been received as of the initial date of filing of the Company's first quarter report on Form 10-QSB, with the remainder to be received subject to the terms of the Preferred Stock financing. However, the issuance of the $3.0 million of Series A Convertible Preferred Stock that is convertible into shares of Common Stock at a 25% discount, which will be reflected as a preferred stock dividend, will result in a $1.0 million decrease in the income or increase in the loss applicable to Common Stock in computing the net income/loss per share.



    Although the Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO, there can be no assurance that it will remain eligible to be included on the Nasdaq SmallCap Market System. In this regard, on or about April 16, 1998, Nasdaq informed the Company that it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System. Specifically, the Company failed to meet the requirements of Nasdaq Marketplace Rule 4310(c)(2) which requires that an issuer maintain (i) net tangible assets of Two Million Dollars ($2,000,000); (ii) market capitalization of Thirty-Five Million Dollars ($35,000,000); or (iii) net income of Five Hundred Thousand Dollars ($500,000) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. This deficiency was remedied by the Company in April 1998 as a result of the initial closing of the Convertible Preferred Stock financing, as reflected in the Company's unaudited financial statements as of April 30, 1998, as filed with the Securities and Exchange Commission under a Form 8-K on May 21, 1998. While the Company presently meets and believes that in the future it will be in a position to continue to meet these listing requirements, such belief is dependent in part upon the Company completing the Infotel acquisition, the financing for which had not been completed as of the date of this 10-QSB/A. There can be no assurance that the Company will in fact meet these requirements in any future period.



    If the Company is otherwise unable to meet the Nasdaq SmallCap Market System's continuing listing requirements described above, Nasdaq may take appropriate action against the Company, including placing restrictions on or additional requirements for listing of its Common Stock or the denial of listing of its Common Stock. If the Company's Common Stock is delisted from the Nasdaq SmallCap Market System, the Company will become subject to the Securities and Exchange Commission's "penny stock" rules, and as a result, an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. Although the Company currently meets NASDAQ's listing requirements, should the Company fail to continue to meet these listing requirements and become delisted, there would be a serious impact on the Company's ability to raise funds in the future.


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


    As of March 31, 1998, the Company had a gross deferred tax asset of approximately $3,072,000. Since the Company could not determine that it was more likely than not that the gross deferred tax asset would be realized, a 100% valuation allowance was provided.


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

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB


             EXHIBIT
              NUMBER                        DESCRIPTION OF EXHIBIT
             --------                       ----------------------

              27      --   Financial Data Schedule*



             * Previously filed on May 15, 1998 as exhibit to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.


(b)      Reports on Form 8-K

         A Report on Form 8-K/A was filed with the Commission on February 11, 1998.


         A Report on Form 8-K was filed with the Commission on May 21, 1998.


                  [Rest of this page intentionally left blank]

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NHANCEMENT TECHNOLOGIES INC.




                             By:  /s/ Esmond T. Goei
                                 -----------------------------------------------
Date: May 29, 1998               Esmond T. Goei
                                 Chairman of the Board, Chief Executive Officer
                                 and President





                             By:  /s/ Douglas S. Zorn
                                 -----------------------------------------------
Date: May 29, 1998               Douglas S. Zorn
                                 Executive Vice President,
                                 Treasurer and Chief
                                 Financial Officer