Form 10QSB
period 1998-06-30
NHANCEMENT TECHNOLOGIES INC
filed 1998-08-13
CIK 1025985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-QSB
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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


                               Yes [X]    No [ ]



        As of August 12, 1998, there were 5,508,746 shares of Common Stock outstanding.

        Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair statement of the information shown. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997. The results for the six months ended June 30, 1998 are not necessarily indicative of the results of operations for a full year.

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                                AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)


=======================================================================================================================
                                                                                                          JUNE 30, 1998
=======================================================================================================================
ASSETS
CURRENT
          Cash and cash equivalents                                                                        $  2,503,200
          Accounts receivable, less allowance for doubtful accounts of $736,000                               5,741,000
          Income tax receivable                                                                                 235,300
          Notes receivable from stockholders, net of current portion                                             67,200
          Inventory                                                                                           1,957,600
          Prepaid expenses and other                                                                            318,200
-----------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                                                        10,822,500
-----------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                                                        1,783,800
          Less accumulated depreciation                                                                         679,600
-----------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, net                                                                                   1,104,200
-----------------------------------------------------------------------------------------------------------------------

Excess of cost over net assets  acquired of Voice Plus,  Inc., net of accumulated  amortization
of $150,000 (Note 3)                                                                                          1,350,000
Excess of cost over net assets acquired of Infotel (Note 3)                                                   1,905,500
Excess of cost over net  assets  acquired  of  Advantis,  net of  accumulated  amortization  of
$53,900 (Note 3)                                                                                              1,042,200
Long-term portion of notes receivable from stockholders                                                         183,100
Deferred financing costs                                                                                        142,600
Other assets                                                                                                    175,800
-----------------------------------------------------------------------------------------------------------------------
                                                                                                           $ 16,725,900
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Lines of credit                                                                                  $    246,400
          Accounts payable                                                                                    3,464,300
          Accrued liabilities                                                                                   864,100
          Payable to affiliates                                                                                 390,900
          Deferred revenue                                                                                    1,680,600
          Income tax payable                                                                                    312,100
          Deferred income taxes                                                                                  30,000
          Dividend payable                                                                                       12,600
          Shareholder notes payable                                                                           1,656,900
          Current portion of long-term debt                                                                       2,200
          Accrued purchase consideration  (Note 3)                                                            1,390,400
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                                    10,050,500

LONG-TERM DEBT, net of current portion                                                                          183,100
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                            10,233,600
-----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
          Preferred stock, $0.01 par value, 2,000,000 shares authorized, 8,400 shares issued
         and outstanding  (Note 6)                                                                              688,400
           Common stock, $0.01 par value, 20,000,000 shares authorized, 5,169,800 shares
         issued and outstanding                                                                                  51,700
          Additional paid-in capital                                                                         20,630,200
          Accumulated deficit                                                                               (14,769,900)
          Cumulative translation adjustment                                                                    (108,100)
-----------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                                    6,492,300
-----------------------------------------------------------------------------------------------------------------------
                                                                                                           $ 16,725,900
=======================================================================================================================

                                                 NHANCEMENT TECHNOLOGIES INC.
                                                             AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                                  (UNAUDITED)


===============================================================================================================

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                                  --------                     --------
                                                             1997           1998           1997          1998
===============================================================================================================
NET SALES                                                 $ 2,640,200   $ 3,394,400   $ 4,072,100   $ 4,610,900
Cost of sales                                               1,522,800     1,916,900     2,159,400     2,766,900

---------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                1,117,400     1,477,500     1,912,700     1,844,000

---------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Research and development                                       19,100            --        42,800            --
Selling, marketing and administrative                         873,900     1,324,400     1,483,600     2,413,700
Amortization of excess of cost over net assets acquired       147,400        99,900       246,300       199,700
---------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                    1,040,400     1,424,300     1,772,700     2,613,400

---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                  77,000        53,200       140,000      (769,400)

---------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
Interest income                                                34,100        17,900        72,500        39,500
Interest expense                                              (19,500)      (25,500)      (67,900)      (52,000)
Other                                                              --        28,000            --        69,300
---------------------------------------------------------------------------------------------------------------
                                                               14,600        20,400         4,600        56,800

---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                              91,600        73,600       144,600      (712,600)
---------------------------------------------------------------------------------------------------------------
INCOME TAXES                                                   19,500        26,000        29,900        26,000

---------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         $    72,100   $    47,600   $   114,700   $  (738,600)

---------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE LOSS - TRANSLATION (NOTE 2)                    --      (100,000)           --      (119,400)

---------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)  (NOTE 2)                     $    72,100   $   (52,400)  $   114,700   $  (858,000)
---------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE      $      0.02   $     (0.08)  $      0.03   $     (0.26)
(NOTE 8)
===============================================================================================================

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                                AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                     (UNAUDITED)



================================================================================================================================
                        PREFERRED STOCK           COMMON STOCK         ADDITIONAL                    CUMULATIVE
                           PAR VALUE                PAR VALUE            PAID IN      ACCUMULATED    TRANSLATION
                     SHARES        AMOUNT       SHARES      AMOUNT       CAPITAL        DEFICIT      GAIN (LOSS)       TOTAL
================================================================================================================================
BALANCE,
December 31, 1997      --             --      4,436,500    $   44,400   $18,020,600  $(13,601,200)    $   11,300     $4,475,100

Translation loss
Advantis & Infotel     --             --             --            --            --            --       (119,400)      (119,400)

Issuance of
Preferred Stock
net of stock
issuance cost
of $202,600
(Note 6)           12,500     $1,047,400             --            --            --            --             --      1,047,400

Deemed dividend
on preferred
stock
convertible at
a discount
(Note 6)               --             --             --            --       416,700      (416,700)            --             --

Dividends on
Preferred Stock
converted to
Common Shares          --             --            500            --           800          (800)            --             --

Dividends
Payable on
Preferred Stock        --             --             --            --            --       (12,600)            --        (12,600)

Preferred
Shares
converted into
Common             (4,100)      (359,000)       299,800         3,000       356,000            --             --             --

Issuance of
Common Stock
for Infotel
Acquisition
(Note 3)               --             --        433,000         4,300     1,836,100            --             --      1,840,400

Net loss               --             --             --            --            --      (738,600)            --       (738,600)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, June
30,1998             8,400     $  688,400      5,169,800    $   51,700   $20,630,200  $(14,769,900)    $ (108,100)    $6,492,300
================================================================================================================================

                                               NHANCEMENT TECHNOLOGIES INC.
                                                           AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                (UNAUDITED)


============================================================================================================
                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                       -------------------
                                                                                       1997           1998
============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income (loss)                                                        $   114,700   $  (738,600)
          Adjustments to reconcile net income (loss) to net cash  used  in operating activities:
          Depreciation and other amortization                                          318,500       325,000
          Other                                                                          1,900       (55,000)
          Changes in operating assets and liabilities:
                 Accounts receivable                                                  (239,000)     (685,800)
                 Income tax receivable                                                      --       (63,300)
                 Inventory                                                             372,600       229,600
                 Prepaid expenses and other                                           (194,800)     (289,000)
                 Other assets                                                          (42,700)      (71,000)
                 Income tax payable                                                         --        53,000
                 Accounts payable and other current liabilities                     (2,899,100)      242,700
------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                               (2,567,900)   (1,052,400)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Cash acquired from VPI Acquisition                                           851,900            --
          Cash purchase price of Infotel,  net of cash acquired of $2,326,000               --       (30,300)
          Note receivable from stockholder                                             (60,000)           --
          Purchase of property and equipment                                           (51,100)     (165,700)
------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                    740,800      (196,000)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Borrowing under line of credit                                                    --        80,000
          Proceeds from shareholder notes payable                                           --     1,400,000
          Principal payment on long-term debt                                       (1,814,000)           --
          Principal payment on long-term debt due stockholder                         (740,000)           --
          Proceeds from sale of preferred stock, net of offering costs                      --     1,047,400
          Proceeds from initial public offering of common stock, net of
          offering costs                                                             6,962,200            --
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            4,408,200     2,527,400
------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     --      (139,000)
------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            2,581,100     1,140,000
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          60,100     1,363,200
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 2,641,200   $ 2,503,200

CASH PAID DURING THE PERIOD FOR:
        INTEREST                                                                   $        --   $        --
        INCOME TAXES                                                               $    52,200   $        --
============================================================================================================

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

         On June 22, 1998, the Company acquired all outstanding shares of Common Stock of Infotel Technologies (Pte) Ltd. In exchange for approximately 433,000 shares of the Company's Common Stock with an estimated value of $1,840,400 and $2,356,300 in cash. Additionally, management accrued additional purchase consideration of $1,390,400 based on Infotel's profits through June 30, 1998 (See Note 3).

1.   ORGANIZATION

         NHancement Technologies Inc., a Delaware corporation ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company and successor to the business of BioFactors, Inc. ("BFI" or "BioFactors"), a Delaware corporation. On February 3, 1997, prior to the February 4, 1997 consummation of the initial public offering ("IPO") of the Company's common stock, BFI merged with a subsidiary of NHancement whereupon BFI, as the surviving corporation, became a wholly owned subsidiary of NHancement (the "BFI Merger"). Also, on February 3, 1997, the Company acquired Voice Plus, Inc.R ("VPI" or "Voice Plus"), a California corporation that is a systems integrator and national distributor of voice processing equipment. The acquisition was accounted for as a purchase, and, accordingly, the results of VPI's operations were included in the Company's consolidated financial statements commencing February 3, 1997. For financial accounting purposes, BFI is deemed to be the acquirer of VPI.

         Effective November 12, 1997, BioFactors, Inc. was merged with and into Voice Plus, Inc. in a statutory merger intended to qualify, for federal income tax purposes, as a re-organization under Section 368 of the Internal Revenue Code of 1986, as amended. Voice Plus is the surviving corporation in the merger transaction with BioFactors, and the separate existence of BioFactors ceased on the effective date of the merger. The operations of the combined entity are being conducted under the name of "Voice Plus," which is headquartered in Fremont, California. Voice Plus remains a wholly owned subsidiary of NHancement.

         On December 15, 1997, NHancement purchased one hundred percent (100%) of the outstanding shares of Advantis Network & System Sdn Bhd ("Advantis"). As a result of the acquisition, Advantis has become a wholly owned subsidiary of NHancement. Advantis is a telecommunications systems integrator. The operations of the entity are being conducted under the name of "Advantis Network & System Sdn Bhd," which is headquartered in Kuala Lumpur, Malaysia. The acquisition was accounted for as a purchase, and, accordingly, the results of Advantis' operations were included in the Company's consolidated financial statements commencing December 15, 1997.

         On June 22, 1998, NHancement purchased one hundred percent (100%) of the outstanding shares of Infotel Technologies (Pte) Ltd ("Infotel"). As a result of the acquisition, Infotel has become a wholly owned subsidiary of NHancement. Infotel is a provider and integrator of infrastructure communications equipment products, providing radar system integration, turnkey project management services and test instrumentation, as well as a portfolio of communication equipment in Asia. The operations of the entity are being conducted under the name of "Infotel Technologies (Pte) Ltd" which is headquartered in Singapore. The acquisition was accounted for as a purchase, and, accordingly, the results of Infotel's operations were included in the Company's consolidated financial statements commencing June 22, 1998.

         The business of NHancement is conducted by its operating company subsidiaries: Voice Plus, Inc., Advantis Network & System Sdn Bhd, and Infotel Technologies (Pte) Ltd.

2.   FINANCIAL STATEMENT PRESENTATION AND NEW STANDARDS

         The accompanying consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1997 presented in the Company's latest annual report on Form 10-KSB.

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires comparative information for earlier periods to be restated. Management has implemented this standard effective January 1, 1998. Results of operations and financial position were unaffected by the implementation of this standard.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management is in the process of analyzing which subsidiaries qualify as reportable operating segments under SFAS No. 131 and has been unable to fully evaluate the impact it may have on future financial statement disclosure. Results of operations and financial position, however, will be unaffected by implementation of this standard.

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

              In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. However, in light of the recent acquisitions of Advantis and Infotel, management may enter into derivative contracts to hedge its foreign currency risk in the future. The Company has not yet evaluated the financial statement impact of adopting this new standard.

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

         On December 15, 1997, the Company consummated the acquisition of Advantis Network & System Sdn Bhd, a Malaysian corporation and systems integrator and distributor of communication equipment, pursuant to a transaction by which Advantis became a wholly-owned subsidiary of NHancement. The initial consideration payable to the Advantis shareholders in connection with the acquisition was 300,000 shares of common stock of NHancement ("NHancement Shares"), to be paid to each Advantis shareholder pro rata proportional to his Advantis share ownership. During the due diligence period provided for in the acquisition agreement, NHancement uncovered an account receivable in the amount of Ringgit Malaysia 640,174 (approximately US$183,000 at the exchange rate in effect as of December 30, 1997, the date of filing of the initial report on Form 8-K regarding the Advantis acquisition), the collectability of which NHancement determined was in doubt. Pursuant to a Supplement to the acquisition agreement, Advantis shareholders guaranteed that the receivable would be collected on or before June 30, 1998. The Advantis shareholders may utilize their NHancement Share holdings in satisfaction of their guarantee obligations. Since the receivable was not collected by June 30, 1998, the Company has initiated the process of recovering the guaranteed amount from the Advantis shareholders. It is anticipated that such obligation will be satisfied, in part, by the return to the Company of certain of the NHancement Shares.

         The Advantis shareholders also have the opportunity to receive up to a maximum of 230,000 additional NHancement Shares as contingent purchase consideration ("Contingent Purchase Consideration") as a consequence of the acquisition if Advantis exceeds certain minimum profit levels for its next two fiscal years ending March 31, 1998 and 1999 totaling approximately RM1.6 million (about $380,000 US at current translation rates). All NHancement Shares to be distributed to the Advantis shareholders pursuant to the Agreement will be issued by NHancement in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and will be subject to the restrictions on transferability as imposed by the 1933 Act. In addition, the first 300,000 NHancement Shares are subject to a lock-up provision prohibiting transfer of fifty percent (50%) of the shares for one year following the effective date, and prohibiting transfer of the remaining fifty percent (50%) until February 4, 1999.

         On June 22, 1998, the Company acquired all outstanding shares of common stock of Infotel Technologies (Pte) Ltd, a Singapore corporation and system integrator of infrastructure communications equipment products, providing radar system integration, turnkey project management services and test instrumentation, as well as a portfolio of communication equipment in Asia. The consideration paid to the Infotel shareholders in connection with the acquisition consisted of cash of S$3,780,000 (US$2,356,300 at a translation rate of 1.62) and approximately 433,000 shares of Common Stock of NHancement ("Acquisition Shares"). If the price per share of the Company's Common Stock is less than $5.00 on the first anniversary of the Infotel acquisition, 50% of the initial shares issued to the Infotel shareholders is subject to adjustment and likewise 50% is subject to adjustment on the second anniversary if the per share price is less than $5.00. Should the Company's Common Stock price be below $5.00 per share on either of these dates, the Infotel shareholders would be entitled to receive that number of shares equal to the lesser of (i) one-half the initial shares valued at $5.00 per share divided by the fair market value per share minus one-half of the initial shares or (ii) one-half the initial shares valued at $5.00 per share divided by $2.75 (subject to adjustment for stock splits and the like). At the current price per share of the Company's Common Stock, these calculations would result in a significant number of additional shares being issued to the Infotel shareholders. Additionally, the Infotel shareholders have the opportunity to receive up to a maximum of S$3,200,000 (approximately US$1,844,000 at current rates) in additional cash payments if Infotel exceeds certain minimum profit levels totaling S$1.6 million (US$922,000) during the two year period ending June 30, 1999. Management has recorded as additional purchase consideration $1,390,400 based on Infotel's profits for the year ended June 30, 1998. All Acquisition Shares were distributed to the Infotel shareholders pursuant to the Agreement were issued by NHancement in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and are subject to restrictions on transferability under the 1933 Act. In addition, the Acquisition Shares are subject to a lock-up provision prohibiting transfer of fifty percent (50%) of the shares for one year following the effective date of the initial agreement, and prohibiting transfer of the remaining fifty percent (50%) until the second anniversary of the effective date of the initial agreement.

              As of June 30, 1998, the purchase price of Infotel and excess of cost over net assets acquired (`goodwill') recorded in connection with the Infotel acquisition are summarized as follows:

              Consideration:
                  Common stock - 433,000 shares subject to a share price guarantee  $ 1,840,400
                  Cash                                                                2,356,300
                   Accrued purchase consideration                                     1,390,400
                                                                                    -----------
                   Total consideration                                                5,587,100

              Calculation of goodwill:
                   Net assets acquired (1)                                            3,849,000
                   Cost of acquisition                                                 (167,400)
                                                                                    -----------
                                                                                      3,681,600
                                                                                    -----------
              Excess of cost over net assets acquired                               $ 1,905,500
                                                                                    ===========

              (1) Consists principally of the following :
                   Cash and cash equivalents                                        $ 2,326,000
                   Accounts receivable                                                2,050,000
                   Inventories                                                        1,651,000
                   Property and equipment                                               374,000
                   Other assets                                                         101,000
                   Accounts payable and accrued expenses                             (2,014,000)
                   Other liabilities                                                   (639,000)
                                                                                    -----------
                                                                                    $ 3,849,000
                                                                                    ===========

         (1) The Company is in the process of valuing the net assets acquired from Infotel. Accordingly, the allocation of purchase price may be adjusted in future periods.

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

5.   STOCK OPTIONS

         During the three months ended June 30, 1998, no additional options of the Company's Common Stock were granted.

6.   FINANCING ACTIVITIES

         On April 13, 1998, the Company signed a $3.0 million Series A Convertible Preferred Stock financing agreement (the "Securities Purchase Agreement"). Under the terms of the Securities Purchase Agreement, the Company received $1,250,000 in April 1998 (less commissions and certain other costs and expenses of approximately $202,600), and, subject to satisfaction of certain conditions specified in the Securities Purchase Agreement, as amended June 15, 1998, will receive $750,000 two (2) business days after the Company obtains stockholder approval for the Preferred Stock financing, $500,000 thirty days thereafter and the final $500,000 thirty days thereafter. The Preferred Stock bears a 5% cumulative dividend and has a liquidation preference equal to the original purchase price plus cumulative but unpaid dividends. If at the time of any additional closing date under the Securities Purchase Agreement, the average closing bid price of the Common Stock for the five (5) trading days ending on the trading day immediately before such closing date is less than $2.00 or the average daily volume for a thirty day period falls below 20,000 shares, the investors are not required to fund any remaining portion of the $3.0 million in excess of the first $1,250,000 investment. Further, if the five day average closing bid price of the Company's common stock falls below $2.00 per share, the Company has the option to redeem the Preferred Stock at 118% of the original purchase price plus cumulative but unpaid dividends. Any shares of Preferred Stock tendered for conversion prior to delivery of the Company's notice of redemption shall not be affected by the redemption notice and shall be converted into shares of Common Stock. As to any shares with respect to which such conversion rights have not been timely exercised, such conversion rights shall terminate upon delivery by the Company of its notice of redemption. The Preferred Stock is convertible into Common Stock at the lesser of the five day average closing bid price at the time of signing or 75% of the five day average closing bid price at the time of each conversion. The 25% conversion discount will be reflected as a preferred stock dividend and will result in a $1.0 million decrease in the income or increase in the loss applicable to Common Stock in computing the net income/loss per share in the event the entire $3.0 million financing is consummated. Through June 30, 1998, the Company has recorded a deemed dividend of $416,700.

         The Company entered into a bridge loan with the holders of the Preferred Stock (the "Preferred Stockholders") and certain management stockholders. NHancement used the funds in the aggregate amount of $1,400,000 to complete the acquisition of Infotel. Interest is payable on the promissory notes at a rate of 10% per annum. Funds loaned to the Company by the Preferred Stockholders totaled $750,000. The notes payable to the Preferred Stockholders provide for repayment on the earlier of the closing of the next tranche of the Company's Preferred Stock in accordance with the terms of the Securities Purchase Agreement, as amended, or 90 days from the date of issuance. Additionally, the notes payable to the Preferred Stockholders will be applied against the purchase price of the additional Preferred Stock available for purchase under the Securities Purchase Agreement, subject to receipt by the Company of certain stockholder approvals.

              Funds loaned to the Company by certain management stockholders totaled $650,000. Of this amount, $125,000, $225,000 and $300,000 were loaned to NHancement by Esmond T. Goei, Chairman of the Board and Chief Executive Officer of the Company, Douglas S. Zorn, Executive Vice President and Chief Financial Officer of the Company, and James S. Gillespie, formerly the President of Voice Plus, Inc. and currently a member of the Board of Directors of the Company, respectively. The notes payable to management provide for repayment within 90 days from the date of the loan. In the event of any partial repayment, partial repayments are to be apportioned as follows: (i) the first $75,000 of any partial repayment is to be paid first to Mr. Gillespie, (ii) the next $200,000 of any partial repayment is to be paid equally to Mr. Gillespie and Mr. Zorn and (iii) the remaining payments are to be pro rated equally among all three members of management until these loans have been repaid in full.

7.   UNAUDITED PRO FORMA FINANCIAL DATA

         The unaudited pro forma statements of operations combine the results of operations of BioFactors, VPI, Advantis, and Infotel for the six months ended June 30, 1998 and 1997, as if the VPI, Advantis, and Infotel acquisitions had occurred at the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of excess of costs over net assets acquired and interest expense on notes payable to common and preferred stockholders. The following unaudited pro forma summary does not necessarily reflect the results of operations as they would have been had the VPI, Advantis, and Infotel acquisitions occurred at the beginning of the periods presented and is not necessarily indicative of the results of operations for any future period.

                ==================================================================================================
                                                                                                UNAUDITED
                                                                                                PRO FORMA
                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                                 --------
                                                                                           1997            1998
                ==================================================================================================
                Net sales                                                              $ 13,766,800   $ 11,130,800
                Net income (loss)                                                      $    292,400   $   (270,400)
                Less preferred stock dividends                                         $         --   $   (430,100)
                                                                                       ------------   ------------
                Basic and diluted net income (loss) applicable to common stock         $    292,400   $   (700,500)
                                                                                       ============   ============
                Net income (loss) per common share                                     $       0.07   $      (0.11)

                Weighted average common and common equivalent shares outstanding          4,485,700      4,885,200
                ================================================================================================


7.   EARNINGS PER SHARE

         Earnings per share were computed under the provisions of SFAS 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30,                   JUNE 30,
                                                         ------------------         -----------------
              NET INCOME (LOSS) - NUMERATOR              1997         1998          1997         1998
                                                         ----         ----          ----         ----
              Net income (loss)                      $    72,100  $    47,600   $   114,700  $  (738,600)
              Less: preferred stock dividends                 --     (430,100)           --     (430,100)
              ==========================================================================================
              Basic and diluted net loss
              applicable to common stock             $    72,100  $  (382,500)  $   114,700  $(1,168,700)
              ==========================================================================================

              COMMON SHARES - DENOMINATOR
              Basic weighted average common
              shares outstanding                       4,228,500    4,506,300     3,519,300    4,471,400
              Options and warrants                        55,500           --        95,300           --
              ==========================================================================================
              Diluted weighted average common
              shares outstanding                       4,284,000    4,506,300     3,614,600    4,471,400
              ==========================================================================================

         Options and warrants to purchase 1,009,300 shares of Common Stock and Preferred Stock convertible into 614,200 shares of Common Stock were outstanding during the first half of 1998 but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

9.   SUBSEQUENT EVENTS

         On July 27, 1998, a Preferred Stockholder converted all its remaining outstanding Preferred Stock and accrued dividends (aggregating $312,500) into 238,900 shares of the Company's Common Stock at a per share price of $1.31. This brought his total number of Common shares converted from Preferred Stock and associated dividend to 475,700 with an average price per share of $1.33. As of the same date, the Company's other Preferred Stockholder converted 1,300 shares of Preferred Stock and accrued dividends of $1,900, into 100,000 shares of the Company's Common Stock at a per share price of $1.31. This brought his total number of Common shares converted from Preferred Stock and associated dividend to 163,500 with an average price per share of $1.37. This Preferred Stockholder had 4,000 shares of Preferred Stock remaining after the July 27th date.

         On July 2, 1998, the Company issued options, pursuant to the Company's Incentive Stock Option Plan, to purchase 257,000 shares of its common stock to thirteen employees at fair market value ($2.0625 per share). These option vest over four years with 25% vesting after one-year and the remainder prorated over an additional 36 months.

         Per the revised terms of the Infotel Technologies (Pte) Ltd acquisition agreement, the Company was obligated to pay two former Infotel shareholders an aggregate of S$500,000 (US$295,000 at current translation rates) if their personal guarantees with two Singapore banks were not released by July 22, 1998. On July 20, 1998, the last of these personal guarantees was released. Accordingly, the Company has been relieved of any such payment obligation.

         Based on Management's recommendation, the Board of Directors of NHancement Technologies Inc. approved a resolution changing the year-end of the Company and its Subsidiaries to September 30th.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 1998 VERSUS JUNE 30, 1997

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

    Effective as of November 12, 1997, BioFactors, Inc., was merged with and into Voice Plus, Inc., in a statutory merger intended to qualify, for federal income tax purposes, as a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. Voice Plus was the surviving corporation in the merger transaction with BioFactors, and the separate existence of BioFactors ceased on the effective date of the merger. The operations of the combined entity are being conducted under the name Voice Plus(R), which is headquartered in Fremont, California. Voice Plus remains a wholly-owned subsidiary of NHancement.

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

     On June 22, 1998, NHancement purchased one hundred percent (100%) of the shares of Infotel Technologies (Pte) Ltd (`Infotel'), a Singapore corporation. As a result of the acquisition, Infotel became a wholly-owed subsidiary of NHancement. Infotel is an integrator of infrastructure communications equipment products, providing radar system integration, turnkey project management services and test instrumentation, as well as a portfolio of communication equipment in Asia. The operations of the entity are being conducted under the name of "Infotel Technologies (Pte) Ltd," which is headquartered in

Singapore. The acquisition was accounted for as a purchase, and, accordingly, the results of Infotel's operations were included in the Company's financial statements commencing June 22, 1998.

    The business of NHancement is conducted by its operating company subsidiaries: Voice Plus, Inc., Advantis Network & System Sdn Bhd, and Infotel Technologies (Pte) Ltd. The financial data presented for the six months ended June 30, 1997 includes results of operations for six months of BFI, five months of VPI and did not include Advantis or Infotel. The financial data presented for the six months ended June 30, 1998 includes six months' operating results of BFI, VPI and Advantis, and eight days of Infotel.


                            NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

              =====================================================================================
                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30
                                                                              -------------------
                                                                              1997           1998
              =====================================================================================
              Net sales                                                      100.0%         100.0 %
              Cost of sales                                                   53.0%          60.0 %
              Gross profit                                                    47.0%          40.0 %
              Research and development                                         1.1%           0.0 %
              Selling , marketing and administrative expenses                 36.4%          52.3 %
              Amortization of excess of cost over net assets acquired          6.0%           4.3 %
                     Income (loss) from operations                             3.4%         (16.7)%
              Other income (expense)                                           0.1%           1.2 %
              Income (loss) before income taxes                                3.6%         (15.5)%
              Income taxes                                                     0.7%           0.6 %
              Net income (loss)                                                2.8%         (16.0)%
              =====================================================================================



     The Company's primary focus in the first half of 1998 was as an integrator and distributor of voice processing and telecommunications systems for businesses, which operations were conducted through the Company's VPI and Advantis subsidiaries, and to a lesser extent, Infotel. Only five months of VPI's sales were recorded in the Company's financial statements during 1997. VPI's net sales for the second quarter of 1998 as a stand-alone business increased 15% from $2.6 million for the three months ended June 30, 1997 to $3.0 million for the three months ended June 30, 1998. On a year-to-date basis, VPI's net sales were substantially unchanged from a year ago. However, because 1997 includes only five months of sales and 1998 includes six months, sales were down by almost $1 million due to the shortfall in the first quarter of 1998. VPI's revenues historically are almost exclusively derived from the sale of Centigram products, and in the fourth quarter of 1997, persistent rumors of Centigram's intention to sell its Customer Premise Equipment ("CPE") business were wide-spread in the marketplace. As a result of the uncertainty in the marketplace concerning the Centigram product, customers for large Centigram systems delayed making buying decisions that resulted in the Company's revenue shortfall reported in the first quarter of 1998. Early in the second quarter of 1998, the uncertainty surrounding the Centigram product was resolved favorably resulting in a resumption of several major customer orders and a return to historical VPI sales levels. Revenues from maintenance, parts and small systems, which have historically represented approximately 20% of VPI sales, during the first half of 1998 remained at or above historical levels and are expected to remain strong.

     Based on the estimated future undiscounted operating cash flows of its related business, the Company periodically evaluates the carrying value of goodwill. Due to issues not known by management at the time of the VPI acquisition, the estimated future undiscounted operating cash flows of VPI were calculated to be less than those estimated at the time of its acquisition and less than the carrying amount of the excess of cost over net assets acquired. On December 31, 1997, the Company recorded an impairment loss of

$4,084,300, representing the difference between the carrying amounts of goodwill over its estimated fair value. The remaining balance of the VPI goodwill is $1,500,000 and the useful life was reduced from ten years to five years. Existing customers will be faced with buying decisions that will often include total replacements of their existing voice processing systems, such sales opportunities are open for competitors to present other solutions and diminishes much of the advantage that the current supplier has with the customer. Management estimates future revenue growth in 1998 and 1999 due to our Year 2000 program which was implemented to identify potential customers with voice processing systems which are not year 2000 compliant. Management believes that after 1999, revenues for legacy systems will decline and that VPI revenues will come increasingly from new technologies and products that are just now being introduced to the marketplace. The Company is in the process of repositioning the VPI subsidiary to take advantage of the new trends in the voice processing industry, specifically the migration from legacy systems to the new NT computer-based systems of the future. This transition required the addition of several new management members and new technological capabilities within the VPI subsidiary resulting in significant expense to the Company. In April of 1998, the Company announced that James B. Linkous accepted the position of General Manager of VPI and that James Gillespie, who was previously in that position, became a part-time consultant to the Company. Mr. Linkous has been tasked with strengthening the sales infrastructure and expanding VPI's product offering. He is also expected to be a key player in integrating Voice Plus with NHancement's growing operations in the U.S. and overseas.

    The Company's Advantis subsidiary, a telecommunications system integrator located, in Malaysia, was acquired on December 15, 1997. Net sales include six months of Advantis' results in 1998. Advantis results are not included in 1997 data. On a stand-alone basis, net sales decreased from $0.6 million to $0.14 million for the second quarter 1998 versus the second quarter 1997. Due to the current instability of the Malaysian currency and economy, new implementation projects were delayed. Management expects near term revenues to remain sluggish and well below historical levels with continued price pressures that will result in low margins for the Advantis subsidiary. As a result of these negative pressures, management expects Advantis sales levels to be only marginally higher than the first half of 1998 with continuing losses narrowing to a break-even for the fourth quarter of 1998. Further, management estimates that the Ringget and the economy in Malaysia will continue to be weak well into 1999. Under the terms of the Advantis acquisition agreement, this lower level of business and corresponding balance sheet weakness has resulted in reducing the contingent purchase price payable by the Company for Advantis. A total of 91,500 shares of the Company's Common Stock held in escrow is being forfeited by Advantis shareholders, and an additional 230,000 shares that are based on Advantis' achieving certain profitability targets (approximately RM1.7 million or about US$450,000 for 1998 and 1999) are in jeopardy of not being earned. Management will continue to monitor the carrying value of the goodwill recorded in connection with the Advantis acquisition given expected near-term and estimated future cash flows. Should cash flows continue to be less than expected, an impairment loss may need to be recorded in a future period.

     The Company's newest subsidiary, Infotel Technologies, (Pte) Ltd, was acquired on June 22, 1998. Infotel is located in Singapore, one of the strongest economies in Asia. Net sales for the eight days (June 22 - June 30, 1998) were $0.2 million. Although Singapore is forecasting zero growth for its economy for 1998, management expects the operations of Infotel to continue to be profitable due to its blue chip customer base and position in the recession resistant communications markets. Infotel has been profitable since its inception in 1984. Infotel's annual revenues and profits for 1998 currently are projected to be only slightly lower than 1997 levels with revenues of S$17,486 million (US$10,861) and profits of S$1.15 million (US$675,000), due principally to the weakness of the Singapore dollar.

    The Company has decided to pursue a buyer for its FACTOR 1000 technology and products, which generated no significant revenue in 1997 or 1998.

     Gross margins in the first six months 1998 declined to 40.0% from 47.0% in 1997. VPI's gross margin on a stand-alone basis increased during the second quarter of 1998 as compared to the first quarter of 1998 from 39.8% to 45.2%. After a very weak first quarter of 1998, margins returned to historical levels in the second quarter of 1998, as fixed costs were absorbed over a larger revenue base in the second quarter. The product costs related to VPI's revenues of 39.5% were identical for the six month periods under comparison. Advantis' gross margin, which was not included in the six-month period of 1997, was 107% of 1998 first half sales, due to an inability to cover fixed costs during a period of decreased sales volumes. The gross margin for Infotel was 48.1% of sales or $113,000 for the eight days included in the current period.

    The Company incurred no research and development expenses in the first half of 1998 compared to $42,800 in the first half of 1997, as all research and development activities relating to the FACTOR1000 technology were terminated when the decision to sell this technology was made at the end of 1997.

    Company-wide selling, marketing and administrative ("SM&A") expenses as a percentage of net sales increased to 52.3% for first half of 1998 versus 36.4% for the same period in 1997. However, on a quarterly basis, SM&A expenses as a percent of net sales improved to 39.0% for the quarter compared to 52.3% year-to-date. VPI on a stand-alone basis declined to 27.3% for the second quarter compared to 71.7% for the first quarter, due primarily to the fixed cost component of SM&A expenses being spread over a larger second quarter revenue base. VPI's SM&A expenses as a percent of net revenue increased 3.0% when the second quarter of 1998 is compared to the same period in 1997 due entirely to increased salaries within the sales department. Corporate overhead costs in the first half of 1998 increased by about $400,000 over the same period in the prior year. This increase was due to the following: (i) professional fees increased about $100,000 as a result of aborted acquisitions and financings, (ii) increased costs of about $225,000 related to the additional reporting requirements of a public company, and (iii) recruitment fees of $75,000 related to new key employee hires in 1998. Total SM&A expenses for Advantis in the first half of 1998 decreased by about $110,000 when compared to the same period in the prior year, however as a percent of net revenue it continued to increase (7.4% in 1997 versus 32.6% in 1998) as sales continued to decline. SM&A expense for Advantis for the first six months of 1998 totaled $126,900, and these expenses were not included in the operating results presented for 1997. SM&A for Infotel totaled $51,000 for the eight day's its was owned by NHancement during the reporting period, which was immaterial to the first half results in 1998.
No SM&A expenses were included for Infotel in the data presented for 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Although the acquisition of complimentary businesses and products is an element of the Company's business strategy, none of the proceeds of the IPO were used specifically for the funding of future acquisitions. With the proceeds of the IPO exhausted, if a cash payment in excess of available working capital is required to make an acquisition, the Company will need to obtain additional debt or equity financing. Debt financing may require the Company to pay significant amounts of interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may dilute the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or general working capital purposes or that, if available, such financing will be available on terms the Company deems acceptable. The inability of the Company to obtain such financing will likely have a material adverse effect on the Company's growth and acquisition strategy. The Company recently negotiated an equity financing for $3.0 million, of which $1,250,000 (less $202,600 of costs and expenses) had been received as of the date of the filing of this report, with the remainder to be received subject to the terms of the Preferred Stock financing and receipt of stockholder approval. Under the terms of the financing the Preferred Stock is convertible into Common Stock at a 25% discount. This conversion discount will result in a $1.0 million preferred stock dividend which will result in a decrease in the income or increase in the loss applicable to Common Stock in computing the net income or loss per share in the event the entire $3.0 million financing is completed. Through June 30, 1998, the Company has recorded a deemed dividend of $416,700.

    Although the Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO, there can be no assurance that it will remain eligible to be included on the Nasdaq SmallCap Market System. In this regard, on or about April 16, 1998, Nasdaq informed the Company that it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System. Specifically, the Company failed to meet the requirements of Nasdaq Marketplace Rule 4310(c)(2) which requires that an issuer maintain (i) net tangible assets of two million dollars ($2,000,000);
(ii) market capitalization of thirty-five million dollars ($35,000,000); or
(iii) net income of five hundred thousand dollars ($500,000) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. This deficiency was remedied by the Company in April 1998 as a result of the initial closing of the Preferred Stock financing, as reflected in the Company's unaudited financial statements as of April 30, 1998, as filed with the Securities and Exchange Commission under a Form 8-K on May 21, 1998. The Company has met the requirements each month since April 30, 1998, however, there can be no assurance that the Company will in fact meet these requirements in any future period.

    If the Company is otherwise unable to meet the Nasdaq SmallCap Market System's continuing listing requirements described above, Nasdaq may take appropriate action against the Company, including placing restrictions on or additional requirements for listing of its Common Stock or the denial of listing of its Common Stock. If the Company's Common Stock is delisted from the Nasdaq SmallCap Market System, the Company will become subject to the Securities and Exchange Commission's "penny stock" rules, and as a result, an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. Although the Company currently meets NASDAQ's listing requirements, should the Company fail to meet listing requirements and become delisted it would have a serious impact on its ability to raise funds in the future.

    During the first six months of 1998, net cash used in operating activities was $1.1 million, consisting primarily of the net loss, an increase in accounts receivable and prepaid expenses offset by decreases in inventory and accounts payable. Net cash provided by investing and financing activities totaled $2.33 million consisting of bridge loans of $1.4 million and $1.0 million in net proceeds from Preferred Stock. At June 30, 1998, the Company's working capital was $0.8 million, and cash and cash equivalents totaled $2.5 million. The current ratio remained at 1.1 to 1 at June 30, 1998 which is comparable to the prior quarter end.

    As of June 30, 1998, the Company had outstanding interest bearing debt of approximately $2.1 million inclusive of associated accrued interest.

    The Company's management estimates that it will incur about $500,000 in capital expenditures during the next 12 months, about $300,000 of which represents hardware, software and implementation consulting related to the ongoing implementation of Company-wide business systems. It is anticipated that all major capital expenditures will be financed through equipment leases and, except for approximately $200,000 related to implementation consulting, will not require significant direct outlays of cash.

    Based upon its present plans, management believes that operating cash flow, available cash and available credit are adequate to meet the working capital cash needs of the Company and to meet anticipated capital needs during the next 12 months. The Company has secured an account receivable credit facility within its VPI subsidiary for up to $2.0 million, which it plans to replace by the end of August 1998 with a new bank credit facility. The Company is also pursuing a new bank line of credit for its Singapore subsidiary of about S$6.0 million (US$3.5 million), which the Company anticipates will be completed in August 1998. Infotel currently has no debt and has about US$2.27 million in cash on its balance sheet at June 30, 1998. As a result of the removal of the uncertainties surrounding the future availability of the Centigram product and management's positioning of the VPI subsidiary to focus on expanding its product offering and its Year 2000 project, VPI has returned to profitability in the three months ending June 30, 1998. Our smallest subsidiary, Advantis which operates in Malaysia, is expected to experience sluggish revenues for the remainder of 1998, while transitioning from small losses currently to break-even for the fourth quarter of 1998. Our newest acquisition, Infotel is expected to show a small revenue growth for the remainder of 1998, while maintaining profits at slightly below historical levels. On a consolidated basis, the Company anticipates remaining future quarters in the current fiscal year to be profitable.

    Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to successfully implement its acquisition program, and it will use various methods to finance acquisitions, including the payment of cash, for this purpose.

    As of June 30, 1998, the Company had a gross deferred tax asset of approximately $3,072,000. Since the Company could not determine that it was more likely than not that the gross deferred tax asset would be realized, a 100% valuation allowance was provided.

YEAR 2000 COMPLIANCE

    The Company has begun to conduct a review of its internal computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve any such problems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to or replacement of existing software, the Year 2000 problems will not pose significant operational problems for the Company's domestic computer systems. The Company believes that the costs associated with any such upgrade or replacement of software will not be material, and that all such changes will be implemented by the end of calendar year 1998. However, if such modifications are not made in a timely manner, or are not made properly, the Company may be unable to implement appropriate Year 2000 solutions, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

    The Company distributes products from third party product equipment manufacturers, some of which are susceptible to Year 2000 problems. During fiscal year 1997, the Company initiated a review of the products its domestic subsidiary, VPI, distributes to determine which, if any, are not capable of recognizing the year 2000. Communications were initiated with all of the manufacturers of such products to determine the nature and extent of any Year 2000 problems. Where potential computer problems of the Year 2000 products used or distributed by the Company have been identified, these manufacturers have stated that they have committed resources to resolving such problems prior to year 2000. However, there can be no assurance that these manufacturers will, in fact, timely complete the resolution of their Year 2000 problems or, even if timely completed, that those solutions will be acceptable in the marketplace. The solution to be provided by some manufacturers will involve a significant upgrade cost to the end user, which may give rise to disputes and/or litigation between the end user and the manufacturer, which may also involve the Company. The costs of such possible disputes or litigation could be significant, thereby resulting in a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

    The Company has begun, but has not yet completed, its review of the internal computer systems of Advantis and Infotel to identify the systems in each company that are not Year 2000 compliant; thus, at this time the Company has not been able to determine whether Year 2000 problems (if any) will pose a significant operational problem for the computer systems of either of these two companies, and whether those operational problems, if any, would result in a material adverse effect on the Company's business, financial condition, results of operations or cash flows. Similarly, the Company has not yet begun its review of third-party products distributed by Advantis or Infotel to determine the nature and extent of Year 2000 problems, if any, with such product. As a result, the Company is currently unable to determine whether there are any Year 2000 problems associated with such third-party products and, if so, whether the manufacturers will be able to timely resolve any such problems. The Company also has not been able to determine whether the legal systems of Malaysia and Singapore would result in more or less litigation exposure to the Company and its subsidiaries if there are disputes between the end user of a product installed by either Advantis or Infotel, and the manufacturer.

ACCOUNTING STANDARDS

    During 1997, the Financial Accounting Standards Board released its SFAS
No. 130, Reporting Comprehensive Income. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in the entity's financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 does not address issues of recognition or measurement for comprehensive income and its components, and therefore, its implementation on January 1, 1998 had no impact on the financial condition or results of operations of the Company.

    The Financial Accounting Standards Board also recently released SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement, which is also effective for fiscal years beginning after December 15, 1997, requires reporting of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Management is in the process of analyzing which subsidiaries qualify as reportable operating segments under SFAS No. 131 and has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosure. Results of operations and financial position, however, are unaffected by implementations of this standard.

    In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 Employer's Disclosures about Pensions and Other Post Retirement Benefits. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when previous related accounting standards were issued. SFAS No. 132 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. Management believes that the Company's current financial statement disclosures do not need to be modified based upon current operations. Results of operations and financial position are unaffected by implementation of this standard.

     In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. However, in light of the recent acquisitions of Advantis and Infotel, management may enter into derivative contracts to hedge its foreign currency risk in the future. The Company has not yet evaluated the financial statement impact of adopting this new standard.

                                     PART II
                                OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     Not applicable.
(b)     Not applicable.
(c)


                                       RECENT SALES OF UNREGISTERED SECURITIES

                                                        TITLE OF             AGGREGATE                     FORM OF
                                     DATE OF           NHANCEMENT            NUMBER OF     PURCHASE       CONSIDER-
  CLASS OF PURCHASERS (1)             SALE             SECURITIES              SHARES        PRICE          ATION
  -----------------------             ----             ----------              ------        -----          -----
  Two purchasers in the             04/13/98          Series A                 1,250          (2)            (2)
  Company's Private Placement                         Convertible
                                                      Preferred Stock

  Five Holders of Capital Stock     06/22/98          Common Stock           433,024          (3)            (3)
  of Infotel

-----------------------------------------------

     (1) The sales of securities to, and the exchanges of securities with, the individuals identified in the table above were made in reliance on
          Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and/or Regulation D promulgated thereunder.

     (2) On April 13, 1998, the Company closed the initial tranche of a $3,000,000 private placement of its Series A Convertible Preferred Stock. At such closing, the investors purchased a total of 12,500 shares of the Company's Series A Convertible Preferred Stock for an aggregate cash purchase price of $1,250,000. Subject to stockholder approval and certain additional conditions relating to the future stock price and trading volume of the Company's Common Stock, the investors are obligated to purchase additional shares of the Company's Series A Preferred Stock as follows: 7,500 shares two (2) business days after the date the Company obtains stockholder approval of the issuance of additional shares of Series A Preferred Stock (the "First Additional Tranche"), 5,000 shares upon the date which is thirty (30) calendar days after the closing of the First Additional Tranche (the "Second Additional Tranche"), and 5,000 shares upon the date which is thirty (30) calendar days after the closing of the Second Additional Tranche. The Preferred Stock is convertible into shares of Common Stock at the lesser of (i) the average closing bid price of the Common Stock for the five trading days ending on the signing of the Securities Purchase Agreement or (ii) 75% of the five (5) day average closing bid price at the time of each requested conversion. At any time prior to conversion, the Company has the option under the Certificate of Designations, as amended, relating to such Preferred Stock, to redeem the outstanding Preferred Stock, in whole or part, at a redemption price of $118.00 per share if the five (5) day average closing bid price of the Company's Common Stock falls below $2.00 per share.

     (3) On June 22, 1998, the Company consummated the acquisition of Infotel Technologies Pte Ltd ("Infotel") pursuant to which the Company acquired all of the issued and outstanding shares of Infotel for consideration consisting of cash in the amount of S$3,780,000 (U.S. $2,356,300 at a translation rate of $1.62) and 433,024 shares of Common Stock of the Company paid to each of the five Infotel shareholders pro rata proportional to his Infotel share ownership. Additionally, the Infotel shareholders have the opportunity to receive up to maximum of S$3,200,000 (approximately U.S. $1,844,000 at current rates) in additional cash payments if Infotel exceeds certain minimum profit levels for its next two (2) fiscal years ending June 30, 1998 and 1999.

(d) On February 4, 1997, the Company and Chatfield Dean & Company, its underwriter, completed an initial public offering of 2,300,000 shares of $0.01 par value Common Stock, of which 1,700,000 shares were sold by the Company and 600,000 shares, representing a portion of the consideration for the outstanding shares of VPI, were sold by a stockholder of the Company (Commission file number 333-15563). On February 11, 1997, the underwriters exercised an option to purchase from the Company an additional 345,000 shares of Common Stock to cover over-allotments. The use of proceeds by the Company through June 30, 1998 was as follows (amounts are actual unless indicated as estimates):

            Gross Proceeds to the Company                 $8,180,000
            Underwriters Discounts and Commissions           572,600
            Underwriters Non-accountable Expenses            245,400
            Other Expenses                                   831,700
                                                          ----------
            Total Expenses                                 1,649,700
                                                          ----------
            Net Offering Proceeds to the Company          $6,530,300
                                                          ==========

            Use of Net Offering Proceeds:
            Purchase and installation of equipment        $  220,000
            Repayment of Indebtedness                      2,485,400
            Repayment of Indebtedness to Affiliates          391,100
            Bonuses to Officers                              250,000
            Secured Loans ($60,000 to Officer)               360,000
            Working Capital (estimated)                    2,823,800
            Cash in Banks                                 $       --
                                                          ==========


    ITEM 5.  OTHER INFORMATION

         Any stockholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, for inclusion in the Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders or outside the processes set forth in such Rule and intended to be presented at the Company's 1998 Annual Meeting of Stockholders, must be received by the Company at its offices at 39420 Liberty Street, Suite 250, Fremont, California 94538, a reasonable time before the Company mails the proxy materials for such meeting to its stockholders. All such proposals must additionally meet the stockholder eligibility and other requirements of the Securities and Exchange Commission.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB


   EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    ------                            ----------------------
      2.1      Securities Purchase Agreement, dated as of April 13, 1998, by and among the Company, The Endeavour Capital Fund S.A. and AMRO
               INTERNATIONAL S.A., incorporated by reference to Exhibit 10.29 to the Company's Form 10-KSB, SEC File No. 0-21999, as filed with the Securities and Exchange Commission on April 15, 1998.

      2.2 Agreement relating to the sale and purchase of 500,000 ordinary shares in the Capital of Infotel Technologies (Pte) Ltd
               ("INFOTEL"), dated as of January 19, 1998, by and between the Company and the stockholders of Infotel (the "SALE AGREEMENT"), incorporated by reference to Exhibit 2.1 contained in the Company's Registration Statement on Form S-3 (Commission File No.
               333-52709), as initially filed with the Securities and Exchange
               Commission on May 14, 1998.

      2.3      Letter agreement amending the Sale Agreement, dated as of April
               2, 1998, by and between the Company and the stockholders of Infotel ("SUPPLEMENT NO. 1"), incorporated by reference to
               Exhibit 2.2 contained in the Company's Registration Statement on
               Form S-3 (Commission File No. 333-52709), as initially filed with the Securities and Exchange Commission on May 14, 1998.

       2.4 Form of letter agreement amending the Sale Agreement, as amended by Supplement No. 1, dated as of April 22, 1998, by and between the Company and the stockholders of Infotel ("SUPPLEMENT NO. 2"), incorporated by reference to Exhibit 2.3 contained in the Company's Registration Statement on Form S-3 (commission File No.
               333-52709), as initially filed with the Securities and Exchange
               Commission on May 14, 1998.

       2.5 Letter agreement amending the Sale Agreement, as amended by Supplement No. 1 and Supplement No. 2, dated as of June 22, 1998, by and between the Company and the stockholders of Infotel, incorporated by reference to Exhibit 2.4 contained in the Company's Form 8-K, as filed with the Securities and Exchange
               Commission on July 7, 1998.

       3.1 Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 27, 1997, as amended by Certificate of Designations, as filed with the Delaware
               Secretary of State on April 9, 1998, as further amended by Amended Certificate of Designations, as filed with the Delaware
               Secretary of State on April 13, 1998, incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 15, 1998.

       3.2 Amended and Restated Bylaws, incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 2 to the Company's Registration Statement on Form
               SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on January 13, 1997.

       4.1 Form of certificate evidencing common Stock, $.01 par value, of the Company, incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Registration
               Statement on Form SB-2 (Commission File No. 333-15563), as filed with the Securities and Exchange Commission on November 5, 1996.

       4.2 Form of Series A Preferred Stock Certificate, incorporated by reference to Exhibit 4.5 to the Company's Form 10-KSB, SEC File
               No. 0-21999, as filed with the Securities and Exchange Commission on April 15, 1998.

      10.1 Promissory Note, dated as of June 15, 1998, in the original principal amount of $375,000, payable by the Company to AMRO
               INTERNATIONAL S.A. ("AMRO"), incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange
               Commission on July 7, 1998.

      10.2 Promissory Note, dated as of June 15, 1998, in the original principal amount of $375,000, payable by the Company to Endeavour
               Capital Fund S.A. ("ENDEAVOUR"), incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange
               Commission on July 7, 1998.

      10.3     Letter agreement, dated as of June 15, 1998, amending Securities
               Purchase Agreement, dated as of April 13, 1998, by and among the Company, AMRO and Endeavour, incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange
               Commission on July 7, 1998.

      10.4 Letter agreement, dated as of June 12, 1998, by and among the Company, Esmond T. Goei, Douglas S. Zorn and James S. Gillespie, incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

      10.5 Promissory Note, dated as of June 12, 1998, in the original principal amount of $125,000 payable by the Company to Esmond T. Goei, incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

      10.6 Promissory Note, dated as of June 12, 1998, in the original principal amount of $225,000, payable by the Company to Douglas
               S. Zorn, incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

      10.7 Promissory Note, dated as of June 12, 1998, in the original principal amount of $300,000, payable by the Company to James S. Gillespie, incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

      10.8 Form of Escrow Instructions related to Securities Purchase Agreement, dated as of April 13, 1998, incorporated by reference to Exhibit 10.30 to the Company's Form 10-KSB, SEC File No. 0-21999, as filed with the Securities and Exchange Commission on April 15, 1998.

      27.0     Financial Data Schedule



 (b)     Reports on Form 8-K

         A Report on Form 8-K dated April 13, 1998 was filed with the Commission on May 21, 1998 reporting matters under Item 5 (Other Events). The Report contained the Company's Unaudited Consolidated Balance Sheet as of April 30, 1998 and Unaudited Consolidated Statement of Operations for the Four Months Ended April 30, 1998.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NHANCEMENT TECHNOLOGIES INC.



                                     By: /s/ Esmond T. Goei
                                         --------------------------------------
Date: August 12, 1998                    Esmond T. Goei
                                         Chairman of the Board,
                                         Chief Executive Officer, and President



                                     By: /s/ Douglas S. Zorn
                                         --------------------------------------
Date: August 12, 1998                    Douglas S. Zorn
                                         Executive Vice President-Finance,
                                         Treasurer and Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------


   EXHIBIT
    NUMBER                           DESCRIPTION OF EXHIBIT
    ------                           ----------------------
      2.1      Securities Purchase Agreement, dated as of April 13, 1998, by and among the Company, The Endeavour Capital Fund S.A. and AMRO
               INTERNATIONAL S.A., incorporated by reference to Exhibit 10.29 to the Company's Form 10-KSB, SEC File No. 0-21999, as filed with the Securities and Exchange Commission on April 15, 1998.

      2.2 Agreement relating to the sale and purchase of 500,000 ordinary shares in the Capital of Infotel Technologies (Pte) Ltd
               ("INFOTEL"), dated as of January 19, 1998, by and between the Company and the stockholders of Infotel (the "SALE AGREEMENT"), incorporated by reference to Exhibit 2.1 contained in the Company's Registration Statement on Form S-3 (Commission File No.
               333-52709), as initially filed with the Securities and Exchange
               Commission on May 14, 1998.

      2.3      Letter agreement amending the Sale Agreement, dated as of April
               2, 1998, by and between the Company and the stockholders of Infotel ("SUPPLEMENT NO. 1"), incorporated by reference to
               Exhibit 2.2 contained in the Company's Registration Statement on
               Form S-3 (Commission File No. 333-52709), as initially filed with the Securities and Exchange Commission on May 14, 1998.

      2.4 Form of letter agreement amending the Sale Agreement, as amended by Supplement No. 1, dated as of April 22, 1998, by and between the Company and the stockholders of Infotel ("SUPPLEMENT NO. 2"), incorporated by reference to Exhibit 2.3 contained in the Company's Registration Statement on Form S-3 (commission File No.
               333-52709), as initially filed with the Securities and Exchange
               Commission on May 14, 1998.

      2.5 Letter agreement amending the Sale Agreement, as amended by Supplement No. 1 and Supplement No. 2, dated as of June 22, 1998, by and between the Company and the stockholders of Infotel, incorporated by reference to Exhibit 2.4 contained in the Company's Form 8-K, as filed with the Securities and Exchange
               Commission on July 7, 1998.

      3.1 Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 27, 1997, as amended by Certificate of Designations, as filed with the Delaware
               Secretary of State on April 9, 1998, as further amended by Amended Certificate of Designations, as filed with the Delaware
               Secretary of State on April 13, 1998, incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 15, 1998.

      3.2 Amended and Restated Bylaws, incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 2 to the Company's Registration Statement on Form
               SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on January 13, 1997.

      4.1 Form of certificate evidencing common Stock, $.01 par value, of the Company, incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Registration
               Statement on Form SB-2 (Commission File No. 333-15563), as filed with the Securities and Exchange Commission on November 5, 1996.

       4.2 Form of Series A Preferred Stock Certificate, incorporated by reference to Exhibit 4.5 to the Company's Form 10-KSB, SEC File
               No. 0-21999, as filed with the Securities and Exchange Commission on April 15, 1998.

      10.1 Promissory Note, dated as of June 15, 1998, in the original principal amount of $375,000, payable by the Company to AMRO
               INTERNATIONAL S.A. ("AMRO"), incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange
               Commission on July 7, 1998.

      10.2 Promissory Note, dated as of June 15, 1998, in the original principal amount of $375,000, payable by the Company to Endeavour
               Capital Fund S.A. ("ENDEAVOUR"), incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange
               Commission on July 7, 1998.

      10.3     Letter agreement, dated as of June 15, 1998, amending Securities
               Purchase Agreement, dated as of April 13, 1998, by and among the Company, AMRO and Endeavour, incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange
               Commission on July 7, 1998.

      10.4 Letter agreement, dated as of June 12, 1998, by and among the Company, Esmond T. Goei, Douglas S. Zorn and James S. Gillespie, incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

      10.5 Promissory Note, dated as of June 12, 1998, in the original principal amount of $125,000 payable by the Company to Esmond T.
               Goei, incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

      10.6 Promissory Note, dated as of June 12, 1998, in the original principal amount of $225,000, payable by the Company to Douglas
               S. Zorn, incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

      10.7 Promissory Note, dated as of June 12, 1998, in the original principal amount of $300,000, payable by the Company to James S.
               Gillespie, incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

      10.8     Form of Escrow Instructions related to Securities Purchase
               Agreement, dated as of April 13, 1998, incorporated by reference to Exhibit 10.30 to the Company's Form 10-KSB, SEC File No.
               0-21999, as filed with the Securities and Exchange Commission on April 15, 1998.

      27.0     Financial Data Schedule