Form 10QSB/A
period 1998-06-30
NHANCEMENT TECHNOLOGIES INC
filed 1998-09-08
CIK 1025985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                 FORM 10-QSB/A
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

         Based on Management's recommendation, the Board of Directors of NHancement Technologies Inc. approved on July 30, 1998 a resolution changing the year-end of the Company and its subsidiaries to September 30. An annual report on Form 10-KSB will be filed for the nine-month transition period ending September 30, 1998.

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
                                                          ==========


    ITEM 5.  OTHER INFORMATION

         As described in the footnotes to the unaudited financial statements for the quarter ended June 30, 1998, the Company's Board of Directors has approved a change in fiscal year end from December 31 to September
       30. Accordingly, the Company's 1999 fiscal year will commence on October 1, 1998.

         However, the Company has not yet scheduled a date for its 1998 Annual Meeting of Stockholders, which is expected to be held subsequent to September 30, 1998 and prior to December 31, 1998. Accordingly, any stockholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, for inclusion in the Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders or outside the processes set forth in such Rule and intended to be presented at the Company's 1998 Annual Meeting of Stockholders, must be received by the Company at its offices at 39420 Liberty Street, Suite 250, Fremont, California 94538, a reasonable time before the Company mails the proxy materials for such meeting to its stockholders. All such proposals must additionally meet the stockholder eligibility and other requirements of the Securities and Exchange Commission.

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

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NHANCEMENT TECHNOLOGIES INC.



                                     By: /s/ Esmond T. Goei
                                         --------------------------------------
Date: September 8, 1998                  Esmond T. Goei
                                         Chairman of the Board,
                                         Chief Executive Officer and President



                                     By: /s/ Douglas S. Zorn
                                         --------------------------------------
Date: September 8, 1998                  Douglas S. Zorn
                                         Executive Vice President,
                                         Treasurer and Chief Financial Officer

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