Form 10KSB
period 1998-09-30
NHANCEMENT TECHNOLOGIES INC
filed 1999-01-13
CIK 1025985

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                      ----------------------------------------
                                    FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the period from  January 1, 1998 to September 30, 1998

                            COMMISSION FILE NUMBER 0-21999
                      -----------------------------------------

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

                                   (510)744-3333
                            (Issuer's telephone number)

           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                        NONE

           SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                       Common Stock, par value $.01 per share
                                  (Title of class)
                     -----------------------------------------
  Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                    -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended September 30, 1998, the issuer's revenues totaled $9.4 million.

     As of December 31, 1998, the aggregate market value of the voting common equity of NHancement Technologies Inc. held by non-affiliates was approximately $2,910,900 based upon the closing bid price for such common stock on such date on The Nasdaq Stock Market SmallCap System, of $0.625 per share.

     As of December 31, 1998, there were 5,808,700 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)

     Yes      No  X
        ----     ----
     Documents Incorporated by Reference - None

                             NHANCEMENT TECHNOLOGIES INC.

                                  TABLE OF CONTENTS

                                                                          PAGE
                                        PART I
Item 1.   Business                                                          3

Item 2.   Description of Property                                          11

Item 3.   Legal Proceedings                                                11

Item 4.   Submission of Matters to Vote of Security Holders                11

                                       PART II

Item 5.   Market for Common Equity and Related Stockholder Matters         12

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              15

Item 7.   Financial Statements                                             19

Item 8.   Changes In and Disagreements With Accountants On
          Accounting and Financial Disclosure                              19

                                       PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of
          the Exchange Act                                                 20

Item 10.  Executive Compensation                                           22

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                                   25

Item 12.  Certain Relationships and Related Transactions                   26

Item 13.  Exhibits and Reports on Form 8-K                                 29


                                       PART I

ITEM 1.  BUSINESS

     This report includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses under "Liquidity and Capital Resources", the mitigation of the Year 2000 issue under "Impact of the Year 2000 Issue" and other statements contained in the "Management's Discussion and Analysis of Financial conditions and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, business strategy, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring and retaining key personnel and the effect of the Company's accounting policies, all of which may be beyond the control of the Company.

    In addition, the Company's Nasdaq Small Cap Market System listing is in some jeopardy. See "Management's Discussion & Analysis - Risk Factors - Risks Associated with Delisting of Common Stocks; Penny Stock Rules." The Company incurred a net loss of approximately $2.5 million for the nine month fiscal year ended September 30, 1998 and expects to continue to experience losses for the first and second fiscal quarters of 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statements.
All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report. This report contains certain trademarks of Nhancement and its subsidiaries.

OVERVIEW

     NHancement Technologies Inc.'s primary objective is to become a leading systems integrator of communication products and services. NHancement believes that increased competition, shorter time to market trends and the reduced importance of geographical borders make it imperative that corporations achieve and maintain communications operations worldwide. The Company, through its two current operating subsidiaries, Voice Plus-Registered Trademark-, Inc., a California corporation renamed NHancement Technologies North America, Inc. on October 10, 1998 ("VPI", "Voice Plus" or "NHAN NA"), and Infotel Technologies Pte Ltd, a Singapore corporation ("Infotel"), provide multinational corporations and other businesses with communications products and technological innovations designed to enhance efficiency.

     0n January 6, 1999, Mr. James S. Gillespie was appointed to fill a newly created vacancy on the Broad of Directors of NHancement. Subsequently at the same meeting, Messrs. Boyle, Das and Nemetz resigned from the Board. On January 6, 1999, Mr. Goei resigned his positions as President and CEO pursuant to the terms of a Separation Agreement approved by the Board of Directors, which modifies the terms of his Employment Agreement. Mr. Zorn subsequently became Interim President and CEO.

     The Company was incorporated in October 1996 to pursue a business combination opportunity with Voice Plus-Registered Trademark-, a company then engaged in the business of integrating voice processing systems with telecommunications equipment, and BioFactors, Inc. ("BFI" or "BioFactors"), a development stage company incorporated in Delaware that offered the FACTOR 1000-Registered Trademark-system, a proprietary computerized impairment testing system. NHancement acquired these two companies on February 3, 1997 pursuant to two separate merger transactions whereby each company became a wholly owned subsidiary of NHancement. Immediately following these acquisitions, the Company completed the initial public offering ("IPO") of shares of its common stock.

     Subsequent to the completion of the IPO, management decided to combine the operations of Voice Plus and BioFactors into a single entity. Effective as of November 12, 1997, BioFactors was merged with and into Voice Plus in a statutory merger intended to qualify, for federal income tax purposes, as a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. Voice Plus was the surviving corporation in the merger transaction with BioFactors, and the separate existence of BioFactors ceased on the effective date of the merger. Voice Plus, now named NHancement Technologies North America, Inc. which is headquartered at the Company's facilities in Fremont, California, remains a wholly owned subsidiary of NHancement and continues to provide organizations with voice processing systems and other communications equipment. Prior to the merger, BioFactors had concentrated on developing a market for its FACTOR 1000-Registered Trademark- system, which was used for detecting worker impairment. The Company later determined that such effort was no longer justified, given the resources required to develop such a market and the need to dedicate its financial resources to its other core businesses. It is attempting to sell the Factor 1000 technology.

     On December 15, 1997, NHancement purchased one hundred percent (100%) of the shares of Advantis Network & System Sdn Bhd ("Advantis"), a communications systems company in Malaysia. Subsequent weakening of the Malaysian currency combined with Advantis' poor operating performance and weak local management led NHancement to divest itself of Advantis in September 1998. NHancement transferred its ownership interest in Advantis to certain of the original Advantis shareholders and waived certain potential claims NHancement may have had for damages under the original Advantis purchase agreement in exchange for such shareholders agreement to guarantee repayment of a loan made by NHancement to Advantis in the principal amount of US$300,000.

     On June 22, 1998, NHancement purchased one hundred percent (100%) of the shares of Infotel Technologies (Pte) Ltd ("Infotel"). As a result of the acquisition, Infotel became a wholly owned subsidiary of NHancement. Infotel is an integrator of infrastructure communications equipment products, providing radar system integration, turnkey project management services and test instrumentation, as well as a portfolio of communication equipment in Asia. The operations of the entity are being conducted under the name of "Infotel Technologies (Pte) Ltd," which is headquartered in Singapore.

     The Company's principal corporate office is located at 39420 Liberty Street, Suite 250, Fremont, California 94538, and its telephone number is 510-744-3333.

STRATEGY

     The Company's goal is to become a provider of diversified communications products and services. However, the Company first intends to devote its resources to improving the performance of its domestic operations. The three principal elements of this strategy are:

     (1) Capitalize and expand on its existing sales and support infrastructure and systems integration capabilities to market its existing products and new complementary products.

          The Company believes that, by utilizing its sales force and installed base of over 1,000 client organizations, the Company can position itself to increase revenues by introducing new complementary products to its existing customers. The Company has a national sales and marketing presence in major markets geared to sell communications products and services across the United States and Singapore.

     (2) Exploit a growing trend towards unified networks by providing various solution-based stand-alone and network systems and applications.

          The Company believes that when implementing any new system or technology, businesses seek to maximize the use of current resources and facilities. As a result, previously disparate electronic systems are being integrated to operate on a unified network. Further, the continuing trend towards outsourcing of services in an environment of increased technological complexities requires vendors to be highly skilled in integrating telephony technology with LAN and WAN systems. The Company's goal is to provide integrated communications systems that achieve these goals. Management believes that VPI's voice processing and computer telephony integration capabilities will offer solutions to meet the communications needs of corporations.

     (3)  Expand Product Portfolio

          The Company intends to expand its product portfolio while maximizing its organizational strength and expertise in marketing and systems integration. In particular, the Company seeks to develop relationships with organizations that will expand its geographic coverage or provide complementary products and services. As an example, the Company signed a reseller agreement with Interactive Intelligence, Inc. ("I3") to sell its call center product named, Enterprise Information Center. I3 has developed advanced computer telephony equipment incorporating Internet capabilities and the Windows NT operating system and

          CT/telephony applications developed using the universal JAVA programming language. I3 has merged two diverse technologies of computer and telephony, and is seamlessly merging various diverse functions such as advanced PBX, ACD, IVR, Voice Messaging, FAX Messaging, E-Mail and Call Center functions, on a single Windows NT server.

THE COMPANY'S PRODUCTS AND SERVICES

     The Company's current systems integration businesses include voice processing, multimedia messaging and infrastructure communications equipment. Although the Company believes that its relations are good with all its vendors, recent cash flow issues in North America have put a strain on these relationships. If cash flow issues continue, relationships could degrade in the future and in extreme instances cause a disruption to our product supply that would have a material adverse effect on operations.

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

Infrastructure Communications Equipment

     NHancement, through Infotel in Singapore, offers a wide range of infrastructure communications equipment products that satisfy the most demanding communications project.With over a decade of experience its technical team can handle any communications project with confidence. NHancement has satisfied many customers on simple projects of several hundreds of thousands of dollars for modems and complex multi-million dollar, multi-node turnkey projects both in complex radio and networking systems. Products supported include manufacturers such as Motorola, Ericsson, Raytheon, Newbridge and Shiva Corp., Rohde & Schwarz Gmbh, and Siemens. NHancement's Infotel subsidiary focuses principally on large projects in the government and institutional sectors as well as in the commercial sector, and targets opportunities for regionalization and Internetworking.

Turnkey Systems Projects.

     Customers that award turnkey projects do so only to vendors or systems integrators that have full capabilities in design, installation, commissioning, project management and documentation. In such projects the Company's emphasis and competitive edge lies in the practice of sourcing the best product that meets the customer's requirements. Emphasis is placed on design and project management in which the Company maintains strong technical competency. Other communications activities include the supply and installation of various voice and data communications equipment on a tender basis.

Test Measuring Systems.

     NHancement's Infotel subsidiary also has an established business providing test measuring instrumentation and testing environments. The business grew out of a communications relationship with a German conglomerate, Rohde & Schwarz Gmbh, which evolved into a dependency on Infotel to service other Rohde & Schwarz products such as test instruments. Infotel is now the regional distributor and test and repair center for Rohde & Schwarz test instruments, which provides a steady stream of revenues. Infotel has since expanded its repair capability to include Alcatel mobile telephones.

MARKETING

     The Company has a marketing and distribution infrastructure for its voice processing and multimedia messaging products, which now includes other new products, such as call centers. The Company has marketing personnel, technical assistance centers (including customer service representatives, system engineers and senior level field technicians) and a network of service/support dealers to provide its customers with personalized attention, flexibility, responsiveness and accountability within the United States and Singapore.

     The Company markets its products and services primarily through focused telemarketing and calls to prospective customers in specific markets, participation in trade shows, acquisition of databases and inclusion of its products and services on bidders' lists. The Company focuses on pre-sale analysis of its customers' needs and the rate-of-return potential of specific sales opportunities to determine whether they justify the investment of time and effort of the Company's sales and marketing organization. Typically, the Company focuses on sales opportunities where the value added from its products and services provides significant benefits for the customer. The Company also participates in competitive bidding for government agency work. In evaluating a prospective sales situation, the Company also considers the lead-time to revenue, the complexities of the customer's requirements and its ability to satisfy the customer and provide it with the necessary support. If current cash-flow issues persist, they will have an adverse effect on our abilities to provide the level of support required by our customers.

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

     Pursuant to the Authorized United States Distributor Agreement, which has been renewed several times over the last nine years, VPI is an independent distributor of Centigram products in the United States, Puerto Rico and Canada and may expand this territory into international locations with written authorization from Centigram. Under the Distributor Agreement, VPI must purchase a certain number of products each quarter from Centigram. During each of the nine years that this distributor relationship has existed, VPI has exceeded its quotas by significant amounts; VPI is expected to satisfy these quotas in 1999. The Distributor Agreement which last expired on December 31, 1997, is renewable automatically for successive two-year terms until canceled by either party upon 90 days' notice; effective as of December 31, 1997, the Agreement was automatically renewed for an additional two years, subject to the termination provisions described in the Distributor Agreement. The Distributor Agreement may also be terminated for cause in the event (i) VPI defaults in the payment of any amount due Centigram, and such default continues unremedied for a period of 60 days after written notice of default; (ii) VPI breaches certain provisions of the Distributor Agreement concerning the proprietary rights of Centigram; (iii) VPI is acquired by a business entity that provides products or services in direct competition with Centigram's products, and in Centigram's judgment, such acquisition represents a conflict of interest; (iv) VPI fails to perform any obligation under the Distributor Agreement and such failure continues for a period of 20 days after written notice; (v) VPI fails to purchase any Centigram assigned quota for a period of two consecutive quarters; or (vi) VPI sells a Centigram product outside VPI's designated territory. In addition, the Distributor Agreement terminates automatically if VPI becomes insolvent, makes an assignment for the benefit of its creditors or if bankruptcy proceedings are commenced by, for or against VPI. Any controversy or claim related to the Distributor Agreement must be submitted to final and binding arbitration to be held in San Jose, California, according to the rules of the American Arbitration Association.

     On May 8, 1998 Centigram sold its Customer Premise Equipment ("CPE") business to Mitel Corporation which now markets Centigram's products through a newly formed subsidiary, Baypoint Innovations. Baypoint has elected to honor the Distributor Agreement under the same terms as applied to the distribution arrangement with Centigram. Any change in the relationship with Baypoint would have a material adverse effect on the Company.

     On July 8, 1998, the Company signed a reseller agreement with Interactive Intelligence, Inc. ("I3") to sell its call center product. I3 has developed advanced computer telephony equipment incorporating Internet capabilities and the Windows NT operating system and CT/telephony applications developed using the universal JAVA programming language. I3 has merged two diverse technologies of computer and telephony, and is also seamlessly merging various diverse functions such as advanced PBX, ACD, IVR, Voice Messaging, FAX Messaging, E-Mail and Call Center functions, on a single Windows NT server.

     Pursuant to the terms of the Reseller Agreement, VPI is a Premier Partner of I3 with rights to market, license, install, support and/or deliver services based on I3 products throughout North America. The Reseller Agreement is for an initial term of 2 years and will be automatically extended for additional one-year terms unless terminated in writing by either party six (6) months prior to the anniversary date. I3 may assign VPI a revised annual sales quota for each succeeding one-year term. If VPI does not meet its sales quota, the Agreement can be terminated however; VPI will not be considered to be in breach or default under these circumstances. Either party can also terminate the Agreement if the other party commits a material breach that is not cured within 30 days. The Agreement will terminate immediately without notice if VPI reverse engineers, disassembles or decompiles any I3 product to a source code version or if VPI transfers or assigns it rights under the Agreement or rights to the I3 products without I3's permission.

     VPI has distributor agreements with a number of equipment manufacturers.
In accordance with the terms of such distributor agreements, a manufacturer may discontinue the distributor relationship because of factors related to a particular distributor or because of a manufacturer's decision to change its method of distributing its products to all or parts of its markets. In making such a change, a manufacturer of key products sold by a distributor may effectively become a direct competitor of its former distributor. Moreover, a manufacturer may reduce its dealer discounts, eliminate exclusive distribution rights, reduce the manufacturer's support of a distributor or otherwise adversely affect the competitive environment in which the distributor sells the manufacturer's products. Any material change in VPI's distributor relationships with its key suppliers, or any interruption of the delivery of equipment to VPI by any of its key suppliers, would have a material adverse effect upon the Company. Current cash flow problems have negatively impacted the Company's relations with several key vendors and continued or worsened cash problems could result in a material adverse effect on the Company.

CUSTOMERS

     The Company currently services approximately 1000 clients. Revenues from our two largest customers accounted for approximately 26% and 12% of total net revenues during the nine-month period ended September 30, 1998. This concentration of revenues between two customers results in additional risk to the Company and any disruption of orders from either of these customers would have an adverse effect on the Company. The Company's order backlog as of September 30, 1998 totaled approximately $ 1.9 million.

YEAR 2000 POTENTIAL IMPACT

     The Company has developed an implementation plan to correct any internal computer systems that could be affected by "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to or replacement of existing software, the Year 2000 problems will not pose significant operational problems for the Company's domestic computer systems. The Company believes that the costs associated with any such upgrade or replacement of software will not be material, and that all such changes will be implemented by the middle of calendar year 1999. However, if such modifications are not made in a timely manner, or are not made properly, the Company may be unable to implement appropriate Year 2000 solutions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company distributes products from third party voice product equipment manufacturers in North America, some of which are susceptible to Year 2000 problems. During fiscal year 1997, the Company initiated a review of the products its domestic subsidiary distributes to determine which, if any, are not capable of recognizing the year 2000. Communications were initiated with all of the manufacturers of such products to determine the nature and extent of any Year 2000 problems. Where potential computer problems for the Year 2000 of products used or distributed by the Company have been identified, these manufacturers have stated that they have committed resources to resolving such problems prior to year 2000. However, there can be no assurances that these manufacturers will, in fact, timely complete the resolution of their Year 2000 problems or, even if timely completed, that those solutions will be acceptable in the marketplace. The solution to be provided by some manufacturers will involve a significant upgrade cost to the end user, which may give rise to disputes and/or litigation between the end user and the manufacturer, which may also involve the Company. The costs of such possible disputes or litigation could be significant, thereby resulting in a material adverse effect on the Company's business, financial condition and/or results of operation.

     As for our Asian operations, the Company has only begun its review of third-party products distributed by Infotel to determine the nature and extent of Year 2000 problems, if any, with such products. As a result, the Company is currently unable to determine whether there are any Year 2000 problems associated with such third-party products, and if so, whether the manufacturers will be able timely to resolve any such problems. The Company has also not been able to determine whether the legal system of Singapore would result in more or less litigation exposure to the Company and its subsidiaries if there were disputes between the end user of a product installed by Infotel, and the manufacturer.

     The Company's internal computer systems for North American operations were purchased this year from well recognized companies and are stipulated by the manufacturers to be Year 2000 compliant and the implementation in North America is scheduled to be completed during fiscal year 1999. As for Asian operations, the Company acquired Infotel, a company organized under the laws of Singapore on June 22, 1998. The Company has since completed its review of the internal computer systems of Infotel and is aware that Infotel's systems are not Year 2000 compliant; thus, a plan has been established to convert Infotel to the Company's internal business system during fiscal 1999 about three months behind the North America implementation. Estimated cost of the new business systems for all locations combined is $400,000 and was needed not only because of Year 2000 compliance but also in order to maintain proper controls by which to manage the Company.

INTELLECTUAL PROPERTY

     The Company currently has pending federal trademark and service mark applications covering various classes of Voice Plus' goods and services; currently has two federally registered trademarks related to Voice Plus-Registered Trademark- and currently has two federally registered trademarks related to the FACTOR 1000-Registered Trademark- system. In addition, VPI, as the successor in interest to BFI, holds an exclusive worldwide license to market the FACTOR 1000-Registered Trademark- system until 2008. The FACTOR 1000-Registered Trademark- system is an impairment testing system that measures human sensory motor performance. It is based upon the Critical Tracking Task/Test ("CTT") technology, a product of research conducted by Systems Technology, Inc. ("STI") for the United States military in the late 1950's on pilot control of unstable aircraft.

     The Company decided during fiscal 1998 to exit from the business related to the FACTOR 1000-Registered Trademark- product and ultimately plans to sell all technology and related assets of this business. Under the terms of the CTT technology license agreement with STI, Voice Plus (as the successor in interest to BFI) is required to make quarterly royalty payments to STI of 8.5% of revenues directly related to CTT-based impairment testing of employees. In addition to end-user licensing, the CTT license permits BFI to sublicense the CTT technology; provided that the sublicense agreement requires an initial payment to BFI of at least $250,000 and an on-going royalty payment of 8.5% of revenues. VPI must make payments to STI on such sublicensing arrangements as follows: (i) a royalty payment of 8.5% on $250,000 of the initial sublicense fee plus 50% of any initial fee in excess of $250,000; and (ii) a royalty payment of 50% of the sublicense royalties received, which amount must be at least 4.25% of the gross contract revenue. The agreement also includes a minimum aggregate payment to STI of $150,000 over each three-year period (which amount may include fees paid to STI for consulting services), beginning with the three-year period commencing on January 1, 1997. The Company must make about $100,000 in additional minimum payments under the terms of its license by December 31, 1999 or its license will become non-exclusive. The Company has granted an exclusive license of sports-related and sports entertainment applications of the FACTOR 1000-Registered Trademark- system

(and sublicense of the CTT technology) to SportsTrac for the term of the CTT license. The Company collected a $1,000,000 initial fee from SportsTrac and in 1996 paid to STI a royalty of $42,500 on the $500,000 portion of the initial fee subject to the STI royalty. To date, SportsTrac has sold only two systems. As a result, the Company had collected only $1100 (in the first quarter of 1997 and the fourth quarter of fiscal 1998) in on-going royalties from SportsTrac. The Company has not projected significant revenue from any such on-going royalties in the future and will continue its efforts to sell the FACTOR 1000 technology in fiscal 1999.

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

INSURANCE

     The Company currently maintains director and officer liability insurance of $5,000,000 per occurrence, $5,000,000 in the aggregate; general liability insurance, including products liability insurance, of $1,000,000 per occurrence, $2,000,000 in the aggregate; a general liability umbrella policy with limits of $5,000,000 per occurrence, $5,000,000 in the aggregate; and products liability insurance of $2,000,000 per occurrence, $2,000,000 in the aggregate. While there can be no assurance that the Company will be able to maintain such coverage, or secure increased coverage if needed, the Company believes that it will be able to do so. There can be no assurance that any insurance policy will provide adequate protection against successful claims. A successful claim brought against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

     The Company maintains key man insurance policies on several of its senior executive officers. All policies name the Company as the sole beneficiary.
The loss of the services of any of the Company's key employees would have a material adverse effect on the Company.

EMPLOYEES

     As of December 31, 1998, the Company employed a total of 98 employees, of whom 55 were employed by Infotel, the Company's Singapore subsidiary. At September 30, 1998 the employee headcount was substantially the same. The Company has never had a work stoppage and no employee is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION

     Voice Processing

     The voice processing market, one of the fastest growing segments of the telecommunications industry, is highly competitive. The Company believes that competition within this industry will intensify with the introduction of new product enhancements and new competitors. VPI competes with a number of larger integrated companies that provide competitive voice processing products and services as subsets of larger product offerings, including all the former regional Bell companies and major PBX equipment manufacturers, such as Fujitsu Limited and Lucent Technologies Inc. ("Lucent"), formerly a division of AT&T. These integrated public company competitors are substantially larger than the Company and have substantially larger revenues than the Company. Additionally, in the customer premise equipment markets, VPI competes with two types of equipment companies: (i) interconnects (PBX providers), including Lucent, Northern Telecom Limited, Fujitsu Limited and NEC Corporation, and (ii) independent voice processing manufacturers, such as Octel Communications Corporation, Digital Sound Corporation, Active Voice Corporation, Applied Voice Technology, Inc., Glenayre Technologies, Inc. and Comverse Technology, Inc. Glenayre Technologies, Inc. and Comverse Technology, Inc., among others, also compete with the Company in the service provider market. A substantial majority of competitors in the voice-processing field have better name recognition in the market, a larger installed base of customers and greater financial, marketing and technical resources than the Company.

     VPI believes that its attention to customer service, as well as to the customer's technical requirements, has resulted in success in competing and winning sales bids. VPI provides detailed information and support to its customers beginning at the point of sale and continuing through the implementation period as well as ongoing service. Depending on the terms of the maintenance contract purchased, the Company provides assistance for its customers up to 24 hours per day, 365 days a year. The Company provides training for its employees in products, installation, system design and support in order to assist customers in selecting the right equipment and to provide the quality of service that is demanded. VPI believes it has a very loyal customer base founded on satisfaction with its service capabilities and active account management.

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

     PBX providers sell voice-processing equipment as an integrated solution with their own PBXs. These providers may have a competitive advantage with customers purchasing a voice processing system at the same time they are purchasing a new PBX, and, in many situations, the Company is competing with an organization offering the same product platform.

     VPI is a national distributor that focuses solely on voice processing systems integration. While manufacturers of voice processing equipment could be viewed as national competitors, such manufacturers are concerned primarily with the sale of their own equipment and generally do not promote other manufacturers' equipment that may better satisfy the needs of their customers.

     The Company expects that its principal existing competitors and new competitors will offer new or enhanced products. In addition, the Company believes that computer software vendors, such as Novell, Inc., Lotus Development Corporation and Microsoft Corporation, will continue to develop enhanced messaging and networking software with voice and data information processing applications.

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

     Infrastructure Communications Equipment

     Generally Infotel does not compete for business with small companies. Infotel's competitors are mainly large system integrators and distribution companies having the competitive advantage of a lower cost structure. Rather, Infotel leverages its lower cost structure and flexibility to compete with the bigger competitors and to achieve higher margins on its sales.

     In the data-communication market key competitors are Datacraft Asia Ltd, Teledata Ltd, National Computer Systems Pte Ltd and ST Computer Systems Ltd. Most of these companies are either government-linked or listed companies and they represent some of the best lines of products like Cisco, Ascend, Fore Systems, etc.

     In the radio communications market, which serves largely the government, there are fewer competitors and most are government-linked companies such as CET Technologies Pte Ltd and Keppel Communications Pte Ltd. There are occasions where Infotel will work with these competitors for government projects in which its products can find a good fit with the products and capabilities offered by these large system houses.

     In the test instrumentation market, Infotel has only one major competitor which is Hewlett Packard Singapore (Pte) Ltd, the largest electronic test equipment manufacturer in the world.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's corporate offices occupy approximately 7,600 square feet of office space in premises shared with, and leased by, VPI. This facility is leased pursuant to a lease agreement expiring August 31, 2000. The lease provides for an approximately 3% escalation in rents during each year of the lease. Rental payments average $11,911 per month over the term of the lease.

     The Company leases office space at several other locations in the United States under leases, which expire in the year 2000. Aggregate space leased at these facilities totals approximately 5,700 square feet, and total monthly office rental expense is approximately $9,700. In addition, the Company's Singapore subsidiary, Infotel, leases approximately 8700 square feet of office space at a monthly office rental expense of approximately US $13,000 per month under a lease which expires in October of 1999 with an option to be extended for two additional years. The Company believes that leased office space at market rates is readily available at all such locations.


ITEM 3.  LEGAL PROCEEDINGS

     In Re C.C. and Associates et al vs. NHancement Technologies, Inc., et al, on July 30, 1988 a default judgment against the Company was entered by the Santa Clara County Superior Court; on or about December 10, 1998, plaintiff requested Entry of Default and Clerk's Judgment against the Company in the amount of $54,722.00. The dispute related to payment of legal expenses pursuant to a non-binding letter of intent.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998, which ended September 30, 1998.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has traded on the over-the-counter market and has been quoted on The Nasdaq Stock Market SmallCap System under the symbol "NHAN" since the Company's February 4, 1997 initial public offering. As of December 31, 1998 there were approximately 111 shareholders of record. The Company's Series A Preferred Stock is not publicly traded and the underlying Common Stock is subject to receipt of Stockholder approval which has not yet been obtained. The underlying Common Stock was registered pursuant to a Registration Statement on Form S-3 declared effective by the SEC on June 2, 1998. The following table sets forth for the periods indicated the high and low closing prices for the Company's Common Stock as reported by Nasdaq.



            FISCAL YEAR 1998 (Nine Months Ended September 30, 1998)            HIGH            LOW
          ----------------------------------------------------------------   -------        --------
          First quarter (January 1, 1998 to March 31, 1997). . . . . . . .   $ 3.9375       $ 2.4375
          Second quarter . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3.4375       $ 1.6875
          Third quarter. . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2.1250       $ 0.6250



            CALENDAR YEAR 1997                                                 HIGH            LOW
          --------------------                                               --------        -------
          First quarter (February 4, 1997 to December 31, 1997). . . . . .   $ 4.3125        $ 3.750
          Second quarter . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4.0625        $ 3.375
          Third quarter. . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4.0625        $ 3.250
          Fourth quarter . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3.4375        $ 2.125


     Although the Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO, there can be no assurance that it will remain eligible to be included on the Nasdaq SmallCap Market System. In this regard, in November 1998 the Company informed Nasdaq that it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System. Nasdaq is currently reviewing the propriety of continuing the Company's listing on the Nasdaq SmallCap Market System. There can be no assurance that the Company will in fact meet these requirements in this or any future period.

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

RECENT SALES OF UNREGISTERED SECURITIES

                                                           TITLE OF         NUMBER      AGGREGATE         FORM OF
     CLASS OF                                 DATE OF     NHANCEMENT          OF        PURCHASE         CONSIDER-
    PURCHASERS(1)                              SALE       SECURITIES        SHARES       PRICE            ATION
    -------------                              ------     ----------        ------      ---------        ---------
Options granted to thirteen                               Shares of
 optionees(2)                                 07-02-98    Common Stock      258,000         2                2


--------------------
(1) The grant of options to the individuals identified in the table above were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and/or Regulation D promulgated thereunder.

(2) The options were granted to employees of NHancement under the Company's Equity Incentive Plan. The options generally expire ten years from the date of grant and become exercisable for twenty-five percent of the shares on the first year anniversary of the date of grant, with the balance vesting 1/36 per month thereafter. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined on the date of grant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses under "Liquidity and Capital Resources", the mitigation of the Year 2000 issue under "Impact of the Year 2000 Issue" and other statements contained in the "Management's Discussion and Analysis of Financial conditions and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable; it can give no assurances that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, business strategy, product perfomance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring and retaining key personnel and the effect of the Company's accounting policies, all of which may be beyond the control of the Company. In addition, the Company's Nasdaq Small Cap Market System listing is in jeopardy. The Company incurred a net loss of approximately $2.5 million for the nine months fiscal year ended September 30, 1998 and expects to continue to experience losses for the first and second fiscal quarters of 1999.

Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Item 6, as well as in Item 1 hereof and elsewhere in this report.

GENERAL

     NHancement Technologies Inc., a Delaware corporation ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company and successor to the business of BioFactors, Inc. ("BFI" or "BioFactors"), a Delaware corporation. On February 3, 1997, prior to the February 4, 1997 consummation of the initial public offering ("IPO") of the Company's Common Stock, BFI merged with a subsidiary of NHancement whereupon BFI, as the surviving corporation, became a wholly owned subsidiary of NHancement. The BFI merger was accounted for in a manner similar to a pooling-of-interests. Also, on February 3, 1997, the Company acquired Voice Plus, Inc., now named NHancement Technologies North America Inc. ("VPI", "Voice Plus" or "NHAN NA"), a California corporation, and a systems integrator and national distributor of voice processing equipment, pursuant to a transaction by which VPI merged with a subsidiary of NHancement, whereupon VPI, as the surviving corporation, became a wholly owned subsidiary of NHancement. The VPI acquisition was accounted for as a purchase, and, accordingly, the results of VPI's operations were included in the Company's financial statements commencing February 3, 1997.

     For financial accounting purposes, BFI was deemed to be the acquirer of VPI. However, NHancement is considered to be the successor in interest of BFI and references herein to the Company signify BFI and its successor NHancement.

     Effective as of November 12, 1997, BioFactors, Inc., a Delaware corporation and a wholly owned subsidiary of NHancement, was merged with and into Voice Plus, Inc., a California corporation and a wholly owned subsidiary of NHancement, in a statutory merger intended to qualify, for federal income tax purposes, as a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. Voice Plus-Registered Trademark- was the surviving corporation in the merger transaction with BioFactors, and the separate existence of BioFactors ceased on the effective date of the merger. The operations of the combined entity are being conducted under the name of "Voice Plus-Registered Trademark-," which is headquartered in Fremont, California. Voice Plus remains a wholly owned subsidiary of NHancement.

     On December 15, 1997, NHancement purchased one hundred percent (100%) of the shares of Advantis Network & System Sdn Bhd, a Malaysian corporation ("Advantis"). As a result of the acquisition, Advantis became a wholly owned subsidiary of NHancement. Advantis is a telecommunications systems integrator located in Malaysia. The acquisition was accounted for as a purchase, and, accordingly, the results of Advantis' operations were included in the Company's financial statements commencing December 15, 1997. On September 30, 1998, NHancement disposed of Advantis. The Company and three of the former shareholders of Advantis entered into a guarantee agreement pursuant to which each such shareholder agreed to guarantee repayment of the outstanding loan made by the Company to Advantis (together with all the interest accrued through August 31, 1998) pursuant to that certain loan agreement and related promissory notes dated July 7, 1997. In exchange, the Company delivered all of the Advantis shares and transferred its ownership interest in Advantis to three of the original Advantis stockholders. As of September 30, 1998, NHancement ceased conducting business under its former subsidiary, Advantis Network & System Sdn Bhd. and does not have any liabilities for Advantis' obligations. The financial effect of this disposal on the balance sheet of NHancement was to increase our tangible net worth, due to the disposal of the Advantis balance sheet, which contained more liabilities than tangible assets. The results of operations are expected to improve with the disposition of Advantis' recent losses. The results of Advantis' operations and the related loss on its disposal have been classified as discontinued operations in the December 31, 1997 and September 30, 1998 financial statements and are excluded from the loss from continued operations.

     On June 22, 1998, the Company acquired all outstanding shares of common stock of Infotel Technologies (Pte) Ltd, a Singapore corporation ("Infotel").
As a result of the acquisition, Infotel became a wholly owned subsidiary of NHancement. Infotel is a system integrator of infrastructure communications equipment products, providing radar system integration, turnkey project management services and test instrumentation, as well as a portfolio of communication equipment in Asia. The acquisition was accounted for as a purchase, and, accordingly, the results of Infotel's operations were included in the Company's financial statements commencing June 22, 1998.

     The ongoing business of NHancement will be conducted by its operating company subsidiaries, Voice Plus, Inc. and of Infotel Technologies (Pte) Ltd. For the year ended December 31, 1997, the historical financial statement information gives effect to the business combinations of BFI and VPI occurring immediately prior to the IPO, the

IPO and the acquisition of Advantis. For the nine month period ended September 30, 1998, the historical financial statement information for continuing operations includes BFI, VPI, and the results of Infotel for June 22, 1998 through September 30, 1998. The historical financial statement information presented for 1997 includes twelve months of BFI operations and approximately eleven months of VPI operations. As noted above, the results of Advantis's operations were classified as discontinued operations. During 1998, the Company changed its fiscal year-end from December 31st to September 30th. As a consequence, management's discussion addresses audited financial data for the nine-month period ended September 30, 1998 compared to unaudited financial data for the same period a year earlier. Also discussed is the audited financial results for the calendar years ended December 31, 1996 and 1997.

     On November 20, 1998, the Company informed Nasdaq, that due to continued losses, that it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System. Specifically, the Company failed to meet the requirements of Nasdaq Marketplace Rule 4310(c)(2) which requires that an issuer maintain (i) net tangible assets of Two Million Dollars ($2,000,000); (ii) market capitalization of Thirty-Five Million Dollars ($35,000,000); or (iii) net income of Five Hundred Thousand Dollars ($500,000) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. There can be no assurance that the Company will in fact meet these requirements in any future period. The Company's cash position increased by about $314,000 during the nine months ended September 30, 1998 due to the net effect of the following; (i) continued losses resulted in a use of funds from operations for the nine-months ended September 30, 1998 of approximately $500,000 and (ii) net proceeds from the Company's Series A Preferred Stock financing was about $1,000,000. Continued losses from operations would have a materially adverse effect on the financial condition of the Company. However, the Company believes that the management changes implemented in January 1999 and the corresponding cost reduction measures expected to be implemented primarily thru a 10% headcount reduction and certain operating expense cutbacks in travel, outside services, discretionary sales cost, corporate overhead, and administrative costs will return the Company to profitability during fiscal 1999 despite sales that are expected to be well below recent historical run rates in the first fiscal quarter of 1999 and a one time restructuring charge related to severance benefits to be incurred in the second fiscal quarter. As a mitigating factor, sales in the second fiscal quarter of 1999 are expected to equal or exceed historical run rates. Therefore, management also believes that this anticipated return to profitability coupled with an increased credit facility and planned financing activities will provide adequate cash flow for future operations, although no assurances can be given that current efforts will be successful. See "Risk Factors".

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

                             NHANCEMENT TECHNOLOGIES INC.

                                                                           (Unaudited)
                                                                            Nine Months      Nine Months
                                            Year Ended      Year Ended         Ended            Ended
                                            December 31,    December 31,    September 30,    September 30,
                                               1996            1997             1997             1998
                                            ------------    ------------    -------------    -------------
     Net revenues. . . . . . . . . . . .       100.0%         100.0%          100.0%          100.0%
     Cost of goods sold. . . . . . . . .        16.2%          56.8%           52.3%           62.1%
     Gross margin. . . . . . . . . . . .        83.8%          43.2%           47.7%           37.9%
     Research, selling and
       administration expenses . . . . .       240.0%          96.4%           37.3%           53.1%
     Operating income (loss) . . . . . .      (156.2)%        (53.2)%          10.4%          (15.2)%
     Other income (expense). . . . . . .       (73.3)%          0.6%           (5.6)%          (0.2)%
     Income (loss) before
       income taxes. . . . . . . . . . .      (229.5)%        (52.6)%           4.8%          (15.4)%
     Income taxes. . . . . . . . . . . .         0.0%           0.0%            1.4%            0.7%
     Net Income (loss) from
       continuing operations . . . . . .      (229.5)%        (52.6)%           3.4%          (16.1)%
     Discontinued operations . . . . . .         0.0%           0.0%            0.0%           10.1%
     Net income (loss) . . . . . . . . .      (229.5)%        (52.6)%           3.4%          (26.2)%


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     FACTOR 1000-Registered Trademark- revenues in the nine-month periods ended September 30, 1998 and 1997 were negligible. The Company has decided to pursue a buyer for its FACTOR 1000 technology and products, as no significant FACTOR 1000 revenue is anticipated for any periods in the future. The carrying value of the assets and liabilities associated with the FACTOR 1000 technology are insignificant at September 30, 1998 and December 31, 1997.

     The Company's primary focus in the nine-month periods ended September 30, 1998 and 1997 was as an integrator and distributor of voice processing and telecommunications systems for businesses, which operations were conducted through the Company's VPI subsidiary. VPI's revenues for the nine-month period ended September 30, 1998 totaled $6.4 million as compared to nine month proforma revenue of $7.6 million (revenue from the date of acquisition in February to September 30, 1997 was $6.7 million) during the same period a year earlier, which represents a decrease of 15.8%. The decrease in VPI net revenues between 1998 and 1997 was due primarily to a slow down in voice processing systems and parts sales. The VPI order backlog at September 30, 1998 was about $1.0 million or unchanged from the prior year. VPI revenues in the September quarter of 1998 were slightly below the same period in 1997, and management expects sales levels to continue to be well below recent historical run rates in the first fiscal quarters of 1999. Projected revenue for the first fiscal quarter of 1999 is estimated at less than $1.5 million. Additionally, the Company's revenues are almost exclusively derived from the sale of Centigram products and any termination or adverse change in the Company's distributor relationship with Centigram and Mitel Corporation or its subsidiary, Baypoint Innovations, the successor in interest to the Centigram CPE business, would have a material adverse impact upon the Company's voice processing business.

Based on the estimated future undiscounted operating cash flows of its related business, the Company periodically evaluates the carrying value of goodwill.
Due to issues not known by management at the time of the VPI acquisition, the estimated future undiscounted operating cash flows of VPI were calculated to be less than those estimated at the time of its acquisition and less than the carrying amount of the excess of cost over net assets acquired. On December 31, 1997 and September 30, 1998, the Company recorded impairment losses of $4,084,300 and $525,000, representing the difference between the carrying amounts of goodwill over its estimated fair value. The remaining balance of the VPI goodwill at September 30, 1998 was $750,000 and the useful life was reduced from five years to three years. The second write-off of $525,000 in 1998 was due to lower than projected revenues in the nine-month period ended September 30, 1998, continued losses in the VPI subsidiary and changes in the voice processing industry. Management believes that the Company will experience future revenue growth in 1999 due to our Year 2000 program which was implemented to identify potential customers with voice processing systems which are not year 2000 compliant. Management believes that after 1999, revenues for legacy systems will decline and that VPI revenues will come increasingly from new technologies and products that are just now being introduced to the marketplace. The Company is in the process of repositioning the VPI subsidiary to take advantage of the new trends in the voice processing industry, specifically the migration from legacy systems to the new NT computer-based systems of the future. This transition required the addition of several new management members and new technological capabilities within the VPI subsidiary resulting in significant expense to the Company. In April of 1998, the Company announced that James B. Linkous accepted the position of General Manager of VPI and that James Gillespie, who previously held that position, had become a part-time consultant to the Company. Mr. Linkous has been tasked with strengthening the sales infrastructure and expanding VPI's product offering.

     The Company's former subsidiary, Advantis, had net revenues decrease sharply, due mainly to the economic decline in Malaysia and poor local management. Poor performance, the economic decline and the weakening of the Malaysian currency combined with weak local management led to the Company's disposal of Advantis in September 1998. The Company recorded a loss from discontinued Advantis' operations of $581,400 and a one-time charge of $368,600 on the disposal of Advantis.

     The Company's Infotel subsidiary was acquired June 22, 1998 and added a little over three months, or about $3.0 million of revenues during the fiscal period ended September 30, 1998. On a stand-alone pro forma basis, Infotel revenues have increased $2.7 million or 40.3% from $6.7 million for the nine-month period ended September 30, 1997 compared $9.4 million for the same period in 1998. The increase was due primarily to the sale of several large radio systems ($850,000), increased test instrumentation sales ($150,000) and several large management contracts ($1.7 million) during the first nine months of 1998. Due to the economic slow-down in Asia, revenues are projected to be flat during fiscal 1999 as compared to fiscal 1998. The Infotel order backlog at September 30, 1998 was approximately $900,000.

     Gross margins in the nine-month period ended September 30, 1998 decreased from 47.7% to 37.9% in 1998. The gross margin in 1997 was associated almost exclusively with the Company's VPI subsidiary. No significant 1997 revenues or gross margin were recorded from FACTOR 1000-Registered Trademark- systems or the Company's former Advantis subsidiary. The gross margin in 1998 was associated with the Company's VPI subsidiary and approximately three months of Infotel sales in Singapore. VPI's gross margin, as a stand-alone business, decreased to 39.2% in 1998 compared to 46.6% in the same period of 1997 due primarily to higher product cost as a percentage of revenues and increased overhead spending within the operations function. Infotel as a stand-alone business enjoyed an increase in gross margins for the first nine months of 1998 to 30.4% as compared to the same period the year before of 23.5%. The increase in Infotel gross margins was due primarily to Infotel's decision in 1997 to terminate its retail modem business and sell all existing stock at or below cost, as well as to the introduction of a new high margin network product in 1998.

     Company-wide selling, general and administrative ("SG&A") expenses as a percentage of net revenues were abnormally high during the first nine months of 1998 at 53.1% as compared to 37.3% in the same period of 1997. The SG&A expenses in 1998 included the VPI subsidiary's and NHancement's corporate office expenses for the nine months and about three months of Infotel's SG&A expenses. The majority of SG&A expenses in 1997 were associated with the Company's VPI subsidiary and the corporate office. For VPI, as a stand-alone business, SG&A in 1998 increased as a percent of revenues to 58.2% compared to 30.1% in 1997 due to (i) a 1998 impairment loss and amortization of the excess of cost over net assets acquired of $750,000 which reduced the carrying value of the excess of cost over net assets acquired relating to the VPI acquisition compared to $400,000 in 1997, (ii) corporate allocated expenses, as a percent of revenue, increased from 6.0% in 1997 to 9.8% in 1998 which is related to the expense of implementing a new Year 2000 compliance management information system ("MIS") which included software and hardware, (iii) a 6.3% increase in expenses associated with the hiring of additional sales and marketing personnel during 1997, and (iv) general and administrative expenses increased 4.5% due to increased expenses related to rent and MIS support costs. Infotel added about $900,000 in SG&A expenses during the three months since the acquisition of Infotel. On a stand-alone basis Infotel's SG&A as a percent of revenues remained constant at approximately 23% for the nine-month period ended September 30, 1998 and 1997. For an analysis of the differences between the Company's effective tax rate and the statutory rate see Note 9, Income Taxes in the Consolidated Financial Statements. At September 30, 1998, the Company fully provided against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets, such that a full valuation allowance is required. At September 30, 1998 the Company had approximately $9 million of federal net operating loss carryforwards expiring between 2008 and 2013. The federal net operating loss carryforwards are subject to an annual limit of approximately $250,000.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     In 1996, the Company's resources were devoted to development of BFI's employee impairment testing systems and pursuing the acquisition of VPI, which became a wholly owned subsidiary of the Company in February 1997. BFI's net revenues in 1997 were negligible ($23,000) compared to $796,000 in 1996. The revenues in 1996 were primarily due to the recording of the $700,000 final payment from SportsTrac on a $1 million one-time fee recorded in connection with a sublicensing agreement signed in 1995 for BFI's technology for sports-related applications. The Company has decided to pursue a buyer for its FACTOR 1000-Registered Trademark- technology and products, as no significant FACTOR 1000-Registered Trademark- revenue is anticipated for 1998.

     The Company's primary focus in 1997 was as an integrator and distributor of voice processing and telecommunications systems for businesses, which operations were conducted through the Company's VPI subsidiary. Only eleven months of VPI's revenues were recorded in the Company's financial statements during 1997, for a total of $8.8 million, which were almost exclusively derived from the sale of Centigram products. VPI's net revenues, as a stand-alone business and on an annualized basis, increased 9.1% from $8.8 million for the year ended December 31, 1996 to $9.6 million for the year ended December 31, 1997. The increase in VPI net revenues between 1996 and 1997 was due primarily to the sale of larger voice processing systems, multiple installations and reduction of its order backlog. The order backlog eroded during 1997 and at year-end was less than $1 million.

     Gross margins in 1997 decreased to 43.2% from 83.8% in 1996. Gross margins in 1996 related only to

FACTOR 1000-Registered Trademark- sublicensing revenues which were extremely high as a result of the receipt of a $700,000 sublicense payment with minimal related expense. No significant revenues from the commercial release of the FACTOR 1000-Registered Trademark- system were recorded in 1997. The gross margin in 1997 is associated almost exclusively with the Company's VPI subsidiary whose gross margin, as a stand-alone business, increased slightly to 44.0% in 1997 compared to 41.4% in 1996 due to larger system sales.

     Company-wide research, selling and administrative ("RS&A") expenses as a percentage of net revenues were abnormally high during 1996 as compared to 1997 for the following reasons: (i) during most of 1996, BFI continued development of the FACTOR 1000-Registered Trademark- system, working closely with a few beta customers; (ii) most of the operating costs in 1996 were expended on the efforts to find complementary businesses to acquire that would provide a viable marketing channel for the FACTOR 1000-Registered Trademark- system; and (iii) during 1996 significant expenditures were made in connection with unconsummated mergers and indirect expenditures were made in connection with the impending VPI merger and to prepare for the IPO. The majority of RS&A expenses in 1997 were associated with the Company's VPI subsidiary. For VPI, as a stand-alone business, RS&A in 1997 increased 55.7% as a percent of revenues to 86.3% compared to 30.6% in 1996 due to (i) an impairment loss of $4.1 million which reduced the carrying value of the excess of cost over net assets acquired relating to the VPI acquisition, (ii) the recording of eleven months of amortization of the excess of cost over net assets acquired totaling $565,000 relating to the VPI acquisition and (iii) additional expenses associated with being a public reporting company.

LIQUIDITY AND CAPITAL RESOURCES

     Although the acquisition of complementary businesses and products is an element of the Company's business strategy, the Company may need to obtain additional debt or equity financing to engage in any acquisition activities. Debt financing may require the Company to pay significant amounts of interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may dilute the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or general working capital purposes or that, if available, such financing will be available on terms the Company deems acceptable. In April of 1998, the Company negotiated an equity financing for $3.0 million of which $1,250,000 was received, with substantially all of the proceeds having been used for the acquisition of Infotel. The Company amended the agreement in September of 1998 limiting the aggregate financing amount to $1,250,000, (approximately $985,000 net of expenses) except by mutual consent of the parties.

     During the nine-month period ended September 30, 1998, net cash used in operating activities was $0.5 million consisting primarily of cash used to fund the operating losses in the U.S. operations. Net cash provided by financing activities totaled $1.9 million. Net proceeds from the preferred stock financing of almost $1.0 million were used for the acquisition of Infotel in June of 1998. The amount of cash remaining on Infotel's books was nearly equal to the cash paid for the acquisition of Infotel. At September 30, 1998, the Company's working capital was $0.36 million and cash and cash equivalents totaled $1.7 million. The current ratio decreased slightly from
1.3 to 1 at December 31, 1997 to 1.1 to 1 at September 30, 1998. The reduced level of revenues projected for VPI and the corresponding projected losses in the first quarters of fiscal 1999 will result in a net use of cash from operations and a further reduction of the current ratio. Management believes that available cash reserves coupled with additional available credit and the implementation of cost reductions management believes that this will provide adequate funds for future operations, although no assurance can be given that current efforts will be successful.

     As of September 30, 1998, the Company had outstanding debt, exclusive of accounts payable, accrued liabilities and deferred revenue totaling about $4 million, of approximately $2.5 million consisting of about $231,000 in revolving credit, $670,000 in shareholder loans, $187,500 due to the former shareholder of VPI and $1.4 million in additional purchase consideration due to the former Infotel shareholders. During fiscal 1998, the Company completed a $1.0 million accounts receivable credit line with a U.S. finance company with an advance rate of 80% of eligible receivables at an interest rate of 2.0% every 15 days. In October 1998, the terms of the revolving credit line were re-negotiated to a maximum of $1.0 million at an interest rate of 2.75% per month. In January of 1999 the Company received a letter from its lender committing to increase the credit line from $1,000,000 to $2 million under similar terms and conditions. The Company, through its Infotel subsidiary is attempting to complete a credit line with a major Singapore bank for S$3.5 million with interest at 1.25% above bank prime to be used for overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. The Company hopes to complete this facility early in calendar 1999.

     The Company's management estimates that it will incur about $200,000 in capital expenditures during the next 12 months, representing mostly company-wide business systems hardware and communication systems. It is anticipated that all major capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

     Based upon its present cost reduction plans, management believes that operating cash flow, available cash and available credit resources are adequate to meet the working capital cash needs of the Company and to meet anticipated capital needs during the next 12 months. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, if any are pursued in this fiscal year, it anticipates that additional funds will be required to successfully implement its acquisition program, and it will use various methods to finance acquisitions, including the payment of cash, for this purpose.

     Although the acquisition of complementary businesses and products has been an element of the Company's business strategy, none of the proceeds of the IPO, which occurred in February 1997, were reserved specifically for the funding of future acquisitions.

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

     As of December 31, 1997, the Company had outstanding interest-bearing debt of approximately $0.5 million inclusive of associated accrued interest.

SUBSEQUENT EVENTS

     On January 6, 1999, Mr. James S. Gillespie was appointed to fill a newly created vacancy on the Broad of Directors of NHancement. Subsequently at the same meeting, Messrs. Boyle, Das and Nemetz resigned from the Board. On January 6, 1999, a Mr. Goei resigned his positions as President and CEO pursuant to the terms of a Separation Agreement approved by the Board of Directors, which modifies the terms of his Employment Agreement. In exchange for Mr. Goei's resignation, the Company has agreed to a severance package with the following principal terms: (i) six and one-half months of regular pay at his current rate, (ii) continued benefits under the Company's medical and group insurance plan through May 15, 1999, (iii) use of the Company paid leased automobile through the end of the lease term in July 1999, (iv) the Company will reimburse Mr. Goei's for certain accrued moving expenses totaling $70,000, (v) the Company will issue warrants to purchase 50,000 shares of NHancement Common Stock at the fair market price effective as of the date of his resignation at $1.00 per share, and (vi)
Mr. Goei and the Company agree to a mutual waiver of all claims related to Mr. Goei's employment. Mr. Zorn subsequently became Interim President and CEO.

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

     During 1997, the Financial Accounting Standards Board released its Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in the entity's financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 does not address issues of recognition or measurement for comprehensive income and its components, and therefore, its implementation does not have an impact on the financial condition or results of operations of the Company.

     In June 1997, the Financial Accounting Standards Board released SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement, which is also effective for fiscal years beginning after December 15, 1997, requires reporting of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The financial statements include the disclosures required by this Statement. Results of operations and financial position, however, are unaffected by implementation of this standard.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when previous related accounting standards were issued. SFAS No. 132 is effective for financial statements for the period beginning after December 15, 1997 and requires comparative information for earlier years to be restated unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. Management believes that the Company's current financial statement disclosures will not need to be modified based upon current operations. Results of operations and financial position are unaffected by implementation of this standard.

     In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. However, in light of its recent acquisition of Infotel, management may enter into derivative contracts to hedge its foreign currency risk in the future. The Company has not yet evaluated the financial statement impact of adopting this new standard.

RISK FACTORS

     The following risk factors, in addition to the risks described elsewhere in the description of the Company's business in this report on Form 10-KSB, including, without limitation, those under the captions "Strategy," "Principal Suppliers," "Marketing," and "Competition," as well as under "Management's Discussion and Analysis of Financial Condition and Results of Operations," may cause actual results to differ materially from those in any forward-looking statements contained in the business description, management's discussion and analysis or elsewhere in this report or made in the future by the Company or is representatives. Such forward-looking statements involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements.

RISKS ASSOCIATED WITH DELISTING OF COMMON STOCK; PENNY STOCK RULES.

     Although the Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO, there can be no assurance that it will remain eligible to be included on the Nasdaq SmallCap Market System. In this regard, on November 20, 1998, the Company informed Nasdaq that it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System. Specifically, the Company failed to meet the requirements of Nasdaq Marketplace Rule 4310(c)(2) which requires that an issuer maintain
(i) net tangible assets of Two Million Dollars ($2,000,000); (ii) market capitalization of Thirty-Five Million Dollars ($35,000,000); or (iii) net income of Five Hundred Thousand Dollars ($500,000) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Nasdaq is currently reviewing the possibility of continuing the Company's listing on the Nasdaq Small Cap Market System. There can be no assurance that the Company will in fact meet these requirements in any future period. Nasdaq is currently reviewing the propriety of continuing the Company's listing on the Nasdaq Small Cap Market System.
There can be no assurances that the Company will in fact meet these requirements in this or any other future period.

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

     The "penny stock" rules under the Exchange Act impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. For transactions covered by the penny stock rules, a broker-dealer must make special suitability determinations for purchasers and must have received the purchaser's written consent to the transaction prior to sale. In addition, for any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market and penny stocks. As a result, the Company's delisting from the Nasdaq SmallCap Market System and its becoming subject to the rules on penny stocks would negatively affect the ability or willingness of broker-dealers to sell or make a market in the Company's securities and, therefore, would severely and adversely affect the market liquidity for the Company's Common Stock.

PRIOR LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY.

     For the nine months ended September 30, 1998, the Company incurred a net loss in the amount of $2.4 million on net revenues of $9.4 million. The loss resulted primarily from (i) a loss from continuing operations of $1.5 million which includes a combined charge of a $750,000 impairment write-off and amortization of goodwill associated with the Company's acquisition of Voice Plus in February 1997, and a repayment premium of $135,000 associated with the repayment of $750,000 of promissory notes from Preferred Stock investors.
(ii) losses associated with the discontinued operations of Advantis of $581,400, and (iii) a one-time charge of $368,600 associated with the disposal of Advantis. Furthermore, future issuances of the Series A Convertible Preferred Stock that is convertible into shares of Common Stock at a 25% discount will be reflected as a preferred dividend and will result in an increase in the loss applicable to Common Stock in computing loss per share.

     The failure of the Company to produce positive operating results may affect the future value of the Common Stock, may contribute to the Company losing its eligibility for listing of the Common Stock on the Nasdaq SmallCap Market System, may adversely affect the Company's ability to obtain debt or equity financing on terms acceptable to the Company, and may prevent the Company from completing future acquisitions.

VOLATILITY OF STOCK PRICES.

     The over-the-counter markets for securities such as the Common Stock historically have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the Company's industry and the investment markets generally, as well as economic conditions and quarterly variations in the Company's results of operations, may adversely affect the market price of the Common Stock. In addition, there can be no assurance that the Company's Common Stock will remain eligible for listing on the Nasdaq SmallCap Market System.

FINANCING RISKS.

     The acquisition of complementary businesses although currently de-emphasized, is still an element of the Company's business strategy. If a cash payment in excess of available working capital is required to make an acquisition, the Company will need to obtain additional debt or equity financing. Debt financing may require the Company to pay significant amounts as interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may be dilutive to the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or that, if available, such financing will be available on terms the Company deems acceptable. The inability of the Company to obtain such financing would have a material adverse effect on the Company's acquisition strategy. Further, the refusal of potential acquisition candidates to accept Common Stock in payment of the Company's purchase price obligations, in whole or in part, could require the Company to reduce or curtail its acquisition strategy. To the extent that Common Stock is used as consideration in an acquisition transaction, such stock issuance may be dilutive to the Company's existing stockholders. Even if the Company is able to obtain financing needed for an acquisition, the terms of such financing may involve considerable costs to the Company. In this regard, as of December 31, 1998, 10,059 shares of Preferred Stock and accrued dividends were converted into 901,160 shares of Common Stock at an average price per share of about $0.90.

VPI'S STRATEGIC RELATIONSHIP WITH CENTIGRAM COMMUNICATIONS CORPORATION.

     VPI's business is based upon the integration of hardware and software and telecommunications and data processing equipment manufactured by others into integrated systems designed to meet the needs of its customers. Although VPI has distributor agreements with a number of equipment manufacturers, substantially all of its revenue is based upon products manufactured by Centigram Communications Corporation ("Centigram"). The Company depends upon Centigram to offer products that are competitive with products offered by other manufacturers as to technological advancement, reliability and price. If Centigram's competitors should surpass Centigram in any of these qualities, the Company may be required to establish alternative strategic relationships. Any such development, or any other adverse change in the Company's distributor relationship with Centigram, would adversely affect the Company's business for an indeterminate period of time until new supplier relationships could be established. In this regard, Centigram recently sold to its customer premises equipment ("CPE") business to Mitel Corporation ("Mitel") and is now known as Baypoint Innovations ("Baypoint"). The distributor agreement entered into with Centigram may be canceled by either party upon ninety (90) days' notice and is subject to termination in the event that the Company defaults on or is otherwise in breach of various of its obligations under the agreement. Baypoint has continued to distribute the CPE products and honor the VPI distribution agreement. Any disruption to product supplied by Centigram or Baypoint would have a significant adverse impact upon the Company's business for an indeterminate period of time until new supplier relationships could be established.

RELIANCE UPON COMPANY'S DISTRIBUTOR AND SUPPLIER RELATIONSHIPS; DEPENDENCE ON SIGNIFICANT CUSTOMERS.

     VPI has distributor agreements with a number of equipment manufacturers in addition to Centigram. In accordance with the terms of these distributor agreements, a manufacturer may discontinue the distributor relationship because of factors related to a particular distributor or because of a manufacturer's decision to change its method of distributing its products to all or parts of its markets. In making such a change, a manufacturer of key products sold by a distributor may effectively become a direct competitor of its former distributor. Moreover, a manufacturer may reduce its dealer discounts, eliminate any exclusive distribution rights, and/or reduce the manufacturer's support of a distributor or otherwise adversely affect the competitive environment in which the distributor sells the manufacturer's products. Any material change in VPI's distributor relationships with its key suppliers or any interruption of the delivery of equipment to VPI by any of its key suppliers would have a material adverse effect upon the Company.

     For the fiscal year ended September 30, 1998, revenues from sales to two of the Company's customers accounted for approximately 26% and 12% of the total net revenues for the nine-month period. The loss of one or more significant customers of the Company would have a material adverse effect upon the Company's financial condition. In addition, while Infotel's business is diversified over several business segments and customer groups, its systems and networking business is characterized by very large contracts and projects directed at a limited number of customers in any one period. The loss or rescheduling of one or more such contracts would affect the timing of Infotel's revenues and cash flow, and could result in a material adverse effect upon the Company's financial condition.

COMPETITION IN VPI'S VOICE PROCESSING AND CUSTOMER PREMISES EQUIPMENT
BUSINESSES.

     The voice processing and customer premises equipment markets are highly competitive and competition in this industry is expected to intensify with the introduction of new product enhancements and new competitors. VPI competes with a number of larger integrated companies that provide competitive voice processing products and services as subsets of larger product offerings, including all the former regional Bell operating companies and major PBX equipment manufacturers, such as Fujitsu Limited and Lucent Technologies Inc. ("Lucent"), formerly a division of AT&T. These integrated public company competitors are substantially larger than the Company and have substantially greater revenues than the Company, and, as a result, may encroach on the Company's voice processing equipment and service markets. Additionally, in the CPE markets, VPI competes with two types of equipment companies: (i) interconnects (PBX providers), including Lucent, Northern Telecom Limited, Fujitsu Limited and NEC Corporation, and (ii) independent voice processing manufacturers, such as Octel Communications Corporation (now owned by Lucent). Digital Sound Corporation, Active Voice Corporation, Applied Voice Technology, Inc., Glenayre Technologies, Inc. and Comverse Technology, Inc., among others, also compete with the Company in the service provider market. VPI's competitors have better name recognition in the market, a larger installed base of customers and greater financial, marketing and technical resources than the Company.

COMPETITION IN INFOTEL'S INFRASTRUCTURE COMMUNICATIONS EQUIPMENT BUSINESSES.

     Infotel competes against several large companies in Singapore that are better capitalized. Although Infotel has in the past managed to compete successfully against such larger companies on the basis of its engineering and project management expertise; there can be no assurance that such expertise will permit Infotel to compete effectively with such larger companies in the future. Further, various large manufacturers have established their own branch offices in Singapore and compete against Infotel.

RISKS IN INTEGRATING ACQUIRED COMPANIES.

     Acquisitions may involve a number of special risks, including adverse short-term effects on the Company's operating results, diversion of management's attention from the operations of the Company, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial performance. Successfully integrating the operations of additional companies into those of the Company will require the cooperative efforts of the managers and employees of the respective business entities, including the integration of the owners or managers of smaller companies into roles that require them to report to supervisors. Significant costs and management time may be required to integrate management control systems. Furthermore, to manage its operations effectively, the Company must continue to improve its operational, financial and management controls and information systems, to accurately forecast sales demand, to control its overhead and to manage its marketing programs. As discussed in previous sections, the acquisition of Voice Plus and Advantis have yielded operating results that were significantly lower than expected. Other acquisitions could generate results different from our expectations. Accordingly, no assurance can be given that the future performance of the Company's subsidiaries will be commensurate with the consideration paid to acquire such companies. If management fails to establish the needed controls and to manage growth effectively, the Company's operating results, cash flows and overall financial condition will be adversely affected.

RISKS INVOLVED IN CHANGES OF MANAGEMENT.

     Management changes often have a disruptive effect on businesses and can lead to the loss of key employees because of the uncertainty inherit in change. The loss of key employees could have a materially adverse effect on the Company's operations. Furthermore, no assurances can be given that the current changes in management of the Company will be adequate to reverse losses recorded in previous years, to return the Company to profitability or to meet future growth targets.

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

YEAR 2000 DISCLOSURE

     The Company has developed an implementation plan to correct any internal computer systems that could be affected by "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to or replacement of existing software, the Year 2000 problems will not pose significant operational problems for the Company's domestic computer systems. The Company believes that the costs associated with any such upgrade or replacement of software will not be material, and that all such changes will be implemented by the middle of calendar year 1999. However, if such modifications are not made in a timely manner, or are not made properly, the Company may be unable to implement appropriate Year 2000 solutions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company distributes products from third party voice product equipment manufacturers in North America, some of which are susceptible to Year 2000 problems. During fiscal year 1997, the Company initiated a review of the products its domestic subsidiary distributes to determine which, if any, are not capable of recognizing the year 2000. Communications were initiated with all of the manufacturers of such products to determine the nature and extent of any Year 2000 problems. Where potential computer problems for the Year 2000 of products used or distributed by the Company have been identified, these manufacturers have stated that they have committed resources to resolving such problems prior to year 2000. However, there can be no assurances that these manufacturers will, in fact, timely complete the resolution of their Year 2000 problems or, even if timely completed, that those solutions will be acceptable in the marketplace. The solution to be provided by some manufacturers will involve a significant upgrade cost to the end user, which may give rise to disputes and/or litigation between the end user and the manufacturer, which may also involve the Company. The costs of such possible disputes or litigation could be significant, thereby resulting in a material adverse effect on the Company's business, financial condition and/or results of operation.

     As for our Asian operations, the Company has only begun its review of third-party products distributed by Infotel to determine the nature and extent of Year 2000 problems, if any, with such products. As a result, the Company is currently unable to determine whether there are any Year 2000 problems associated with such third-party products, and if so, whether the manufacturers will be able timely to resolve any such problems. The Company has also not been able to determine whether the legal system of Singapore would result in more or less litigation exposure to the Company and its subsidiaries if there were disputes between the end user of a product installed by Infotel, and the manufacturer.

     The Company's internal computer systems for North American operations were purchased this year from well recognized companies and are stipulated by the manufacturers to be Year 2000 compliant. As for Asian operations, the Company acquired Infotel, a company organized under the laws of Singapore on June 22, 1998. The Company has since completed its review of the internal computer systems of Infotel and is aware that Infotel's systems are not Year 2000 compliant; thus, a plan has been established to convert Infotel to the Company's internal business system during fiscal 1999. The estimated cost of the new business systems for all locations combined is $400,000 and was needed not only because of Year 2000 compliance but also in order to maintain proper controls by which to manage the Company.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this Item begin at page F-1 of this report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                      PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE

     WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of the directors, executive officers and significant employees of the Company and its subsidiaries as of December 31, 1998. As indicated in the table and accompanying footnotes, in January 1999, Esmond T. Goei resigned as CEO and President, Messrs. Boyle, Das and Nemetz resigned as Directors, Douglas S. Zorn was appointed Interim CEO and President and James S. Gillespie was reappointed as a Director.


                  NAME                                                AGE               POSITION
                  ----                                                ---               --------
Esmond T. Goei (resigned officer positions January 1999. . .          47        Chairman and Director

Douglas S. Zorn. . . . . . . . . . . . . . . . . . . . . . .          49        President, Chief Executive Officer, Chief Financial
                                                                                Officer, Treasurer, Secretary and Director

Linda V. Moore . . . . . . . . . . . . . . . . . . . . . . .          52        Vice President, General Counsel and Assistant
                                                                                Secretary

James S. Gillespie . . . . . . . . . . . . . . . . . . . . .          45        Former Vice President Sales and President of Voice
                                                                                Plus, Inc.;  appointed Director January 6, 1999

James Linkous. . . . . . . . . . . . . . . . . . . . . . . .          42        Sr. Vice President Sales, General Manager of Voice
                                                                                Plus, Inc.

James Han. . . . . . . . . . . . . . . . . . . . . . . . . .          49        General Manager, Infotel Technologies Pte Ltd

Gary L. Nemetz (resigned January 1999) . . . . . . . . . . .          46        Director

James H. Boyle (resigned January 1999) . . . . . . . . . . .          44        Director

Santanu Das (resigned January 1999). . . . . . . . . . . . .          54        Director

Thomas L. Lawrence . . . . . . . . . . . . . . . . . . . . .          62        Director


     Esmond T. Goei. Mr. Goei served as President and Chief Executive
Officer of the Company from its incorporation in October 1996 until his resignation on January 6, 1999. Mr. Goei continues to serve as Chairman of the Board and Director of the Company, but is expected to resign these positions promptly following filing of this report of Form 10-KSB. Mr. Goei served as Chairman of the Board, President and Chief Executive Officer of BFI from December 1993 until the merger of BFI into VPI in November 1997. From October 1992 to March 1997, Mr. Goei was a general partner of Transition Ventures I, L.P., a venture capital fund, which he co-founded. Mr. Goei also was the co-founder of Transtech Venture Management Pte. Ltd., an international venture capital management firm established in 1986, and co-founder of Transpac Capital Management Pte. Ltd., a venture capital management firm established in 1989, of which he was Chief Executive Officer for North American operations until 1992. From 1988 to 1995, Mr. Goei was a director of CliniCom, Inc., a patient care information systems company listed on Nasdaq NMS, which was sold in 1995 to HBO & Company. From 1987 to March 1995, Mr. Goei was a director of Centigram Communications Corporation, a voice messaging equipment company listed on Nasdaq NMS, and from 1988 to 1994 he served as Chairman of the Board. From 1988 to 1994, Mr. Goei also was a director of TranSwitch Corporation, a telecommunications semiconductor systems company listed on the Nasdaq NMS. Mr. Goei currently serves as a director of Mayan Network Systems, a newly formed and privately financed early stage company in the high technology internet market.

     Douglas S. Zorn. Effective January 6, 1999 Mr. Zorn became Interim President and Chief Executive Officer to fill the vacancy created by Mr. Goei's resignation. Mr. Zorn had served as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a director of the Company since its incorporation in October 1996. Mr. Zorn's current titles are Interim President, CEO, CFO and Secretary. Mr. Zorn also had held the title of Chief Operating Officer of the Company since its incorporation, but resigned from this position in October 1997. Mr. Zorn served as Executive Vice President, Secretary and Treasurer and Chief Financial and Operating Officer of BFI from December 1993 until the merger of BFI into VPI in November 1997. From 1991 until he joined BFI, Mr. Zorn was Chief Financial Officer of Monterey Telecommunications Corporation, an OEM wireless switch manufacturer for Motorola, Inc. From 1983 to 1991, he was employed by Centigram
Communications Corporation where he last served as Vice President of Finance and Administration. Prior to joining Centigram, Mr. Zorn held various positions with Gould, Inc., including Operation Controller of the Biomation Division, a manufacturer of sophisticated logic test instruments. Mr. Zorn is a licensed certified public accountant.

     Linda V. Moore. Ms. Moore has served as Vice President, General Counsel and Assistant Secretary of the Company since September 7, 1998. From 1989, until she joined the Company, Ms. Moore served as General Counsel and Secretary for Jabil Circuit, Inc., a printed circuit board assembly manufacturer. Ms. Moore has also held positions with El Camino Resources, Ltd., Chrysler Systems Leasing, Inc., Caterpillar Inc. and CMI Corporation.

     James S. Gillespie. Mr. Gillespie served as Vice President of Sales and a Director of the Company since its incorporation in 1996. He resigned his position as Vice president of Sales in April 1998, and resigned as a director of the Company on September 22, 1998; he was reappointed as a director on January 6, 1999. In addition, he currently serves as a consultant to the Company. Mr. Gillespie was the founder of VPI and has served as President from VPI's incorporation in 1987 until his resignation in April 1998. Mr. Gillespie was with Centigram Communications Corporation from 1983 to 1986, during which time he held a number of positions, with his final position being Director of National Sales.

     James B. Linkous. Mr. Linkous has served as Sr.Vice President of Sales and General Manager of VPI since April 1998. Mr. Linkous has worked for several key telecommunications distributors, including most recently COM-AID/NEXUS Integrated Solutions, where he was Vice President and General Manager. Linkous helped position COM-AID as the largest independent NEC dealer in the Western U.S. previously he was National and Major Accounts Manager for U.S. WEST Communications. He also has extensive background in Call Center and CTI applications, which are future target markets for NHancement Technologies Inc.

     James Han. Mr. Han is a founding member of Infotel and has served as General Manager since the company started operation in 1984. Prior to joining Infotel, he was with an Australian company, Associated Technical Services Pte. Ltd. (ATS), from 1977 to 1984 and was the General Manager at the time of his departure. ATS is a wholly owned subsidiary of Elders IXL, an Australian public company. AST was involved in distribution and support of telecommunication products, marine communication and navigational equipment and medical and analytical instruments.

     Gary L. Nemetz. Mr. Nemetz became a director of the Company in February 1996, upon the consummation of the Company's IPO and served until his resignation on January 6, 1999. Mr. Nemetz served in March 1995, and from April 1996 to February 1997, as a director of BFI. Mr. Nemetz served as a consultant to BFI from April 1995 to April 1996. Since 1984, Mr. Nemetz has served as President of Admiral Capital Corporation, a private investment management firm. He is also a general partner of Transition Capital Management Company, a venture capital fund. Since 1984, Mr. Nemetz also has conducted a management consulting business and law practice through G.L. Nemetz, a Professional Corporation. Mr. Nemetz is a certified public accountant (inactive status). From March 1995, to June 1997, Mr. Nemetz served as a director of YES! Entertainment Corporation and has served since May 1998. YES! Entertainment Corporation is listed on Nasdaq NMS. Mr. Nemetz is a general partner of DCC Growth Fund.

     James H. Boyle. Mr. Boyle was appointed to the Company's Board of Directors July 7, 1997, to fill a vacancy created by a resignation, was elected as a director at the Company's 1997 annual meeting of stockholders and served until his resignation on January 6, 1999. Mr. Boyle is President of Boyle
Enterprises, Inc., a management and investment-consulting firm, and since May 1994 has been engaged in the development of the investment strategy and formation of an international telecommunications partnership. From July 1988 to July 1991, Mr. Boyle was a Vice President of BCE Ventures Corporation, and a director of numerous venture capital-backed companies including two international cellular telephone operating companies. From January 1985 to June 1988, he was employed by Northern Telecom Limited, a leading global provider of digital network solutions, as Manager-Venture Capital, and from April 1982 to December 1984, as Senior Treasury Analyst. Since September 1988, Mr. Boyle has served as a director on the board of Centigram Communications Corporation, a voice messaging equipment manufacturer listed on Nasdaq NMS.

     Santanu Das. Dr. Das became a director of the Company at its 1997 annual meeting of stockholders and served until his resignation on January 6, 1999.
Dr. Das has served as President, Chief Executive Officer and a director of TranSwitch Corporation, a telecommunications semiconductor systems manufacturer, which is listed on Nasdaq NMS, since its inception in 1988. Prior to joining TranSwitch Corporation, Dr. Das held various positions, including President with Spectrum Digital Corporation where he worked from 1986 through August of 1988. Prior to joining Spectrum Digital Corporation, he held various positions including Director, Applied Technology Division of ITT Corporation's Advanced Technology Center.

     Thomas J. Lawrence. Mr. Lawrence was appointed to the Company's Board of Directors to fill a vacancy created by the resignation of James Gillespie, the former owner of Voice Plus. Mr. Lawrence is Chairman and CEO of TJL, Inc., a sales and marketing consulting company specializing in high technology. From 1970 to 1986, Mr. Lawrence served as the General Manager of the European subsidiaries of Intel Corporation, Apple Computer, Valid Logic Systems and Silicon Compilers. Mr. Lawrence has held various positions at Lockheed Missiles and Space,

Stanford University and RCA Corporation. He also served on the European Boards of Directors of Intel, Apple, Valid Logic and Option International and on the United States Boards of Directors of Intel and Apple.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company for the fiscal year ended September 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table, and the accompanying explanatory footnotes, include annual and long-term compensation information for services rendered in all capacities during the fiscal years ended September 30, 1998 and December 31, 1997 and 1996 by (i) the Company's Chief Executive Officer and (ii) the three other highly compensated executive officers of the Company (or its subsidiaries) at September 30, 1998, who received compensation of at least $100,000 during the fiscal year ended September 30, 1998 (collectively, the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE

                                                                                                             LONG-TERM
                                                             ANNUAL COMPENSATION                           COMPENSATION
                                                                                                              AWARDS
                                                                                                      RESTRICTED    SECURITIES
                                                                                    OTHER ANNUAL        STOCK       UNDERLYING
   NAME AND POSITION                      YEAR          SALARY ($)    BONUS ($)    COMPENSATION ($)    AWARDS ($)   OPTIONS (#)
   -----------------                      ----          ----------    ---------    ----------------   -----------   -----------
Esmond T. Goei . . . . . . . . . .       1998 (1)        $157,500      $     --          $9,700  (2)       $  --            --
Chairman of the Board,                   1997             163,750            --          38,000  (6)          --       100,000 (10)
  President and Chief                    1996 (3)         135,000       125,000              --  (4)          --
  Executive Officer

Douglas S. Zorn. . . . . . . . . .       1998 (1)        $112,500      $     --         $ 8,400  (2)       $  --            --
  Executive Vice President,              1997             150,000            --         $86,000  (7)          --       100,000 (10)
  Chief Financial Officer and            1996 (3)         135,000       125,000              --  (4)          --            --
  Secretary

James S. Gillespie (8) . . . .           1998 (13)        $93,700            --         $88,400 (14)
  Vice President of Sales and            1997             150,000            --         $230,00  (5)          --            --
  President of VPI                       1996             300,000       550,000      $1,003,130  (9)          --            --

James B. Linkous . . . . . . . . .       1998 (11)        $65,400      $ 36,000 (16)    $13,650 (12)          --       100,000 (15)
  Vice President of Sales and
  General Manager of VPI

-----------------

(1)  Represents the nine-month period ended September 30, 1998.
(2)  Automobile allowance for the nine-month period ended September 30, 1998.
(3) Data reflects compensation paid by BFI for fiscal years 1995 and 1996. In 1995, the Company and Messrs., Goei and Zorn orally agreed that future cash salary payments would be suspended until BFI had obtained sufficient funding to pursue a public offering of its securities. During the period of suspension, from April through December 1995, Messrs., Goei and Zorn continued to pursue their respective duties in the interest of BFI. BFI compensated Mr. Goei and Mr. Zorn for their respective past salaries by issuing to each of them 87,475 shares of restricted stock of BFI.
(4) Perquisites do not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus.
(5)  Represents sales commissions paid to Mr. Gillespie.
(6) Mr. Goei was reimbursed by the Company in fiscal 1997 $25,000 for previous years vacation accrued but not taken and automobile expenses.

(7) Mr. Zorn was reimbursed by the Company in fiscal 1997 for $55,000 in moving expenses and $25,000 for previous year vacation accrued but not taken and automobile expenses.
(8) Data reflects compensation paid by VPI for 1995, 1996 and January 1997. Thereafter, compensation was paid by the Company.
(9) Mr. Gillespie, formerly the sole stockholder of VPI, received a $1.0 million dividend from VPI in 1996, approximately $450,000 of which was to reimburse Mr. Gillespie for income taxes paid by him during that year.
(10) BFI options for 1995 were re-granted upon the Company's February 4, 1997 IPO at the exercise price and vesting schedules as established by BioFactors.
(11) Represents the period from Mr. Linkous hire date April 18, 1998 through September 30, 1998.
(12) Represents commissions of $10,900 and automobile allowance of $2,750.
(13) Represents the period January 1, 1998 through his last date of employment April 16, 1998.
(14) Represents accrued vacation pay of $39,500, consulting fees of $44,700 accrued for the period April 16, 1998 through September 30, 1998 and automobile allowance of $4,200.
(15) These options were granted on July 2, 1998 under the Company's Equity Incentive Plan ("Plan"). The options become exercisable at the rate of 1/4 after one year and then 1/36 per month over 36 months.
(16) Represents signing bonus repayable to the Company if Mr. Linkous leaves the Company within 1 year.

OPTION GRANTS IN CALENDAR 1998

     The following option grants were made to the Named Executive Officers during the fiscal year ended September 30, 1998:

                                                      OPTION GRANTS IN LAST FISCAL YEAR
                                                             (INDIVIDUAL GRANTS)

                                            Number of     Percent of Total
                                            Securities        Options
                                            Underlying       Granted to
                                             Options        Employees in    Exercise Price      Expiration
            Name                            Granted (1)      Fiscal Year        ($/Shr) (2)         Date
--------------------------------------     ------------   --------------    ---------------    -----------
James B. Linkous, VP Sales and General        100,000           38.9%       $2.06/share         7/2/2008
Manager of VPI



(1) The exercise price was deemed to be equal to 100% of the fair market value on the date immediately preceding the date of the grant, as determined by the closing price as reported on the Nasdaq SmallCap Market System.
(2) These options were granted on July 2, 1998 under the Company's Equity Incentive Plan ("Plan"). The options generally expire in ten years, become exercisable at the rate of 1/4 after one year and then 1/36 per month over 36 months.


     The following table sets forth certain information regarding option exercises during the 9 month period ended September 30, 1998 and the number of shares covered by both exercisable and unexercisable stock options as of September 30, 1998 for each of the Named Executive Officers:

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                         Number of Securities
                              Shares                     Underlying Unexercised         Value of Unexercised
                             acquired                           Options at             In-the-Money Options at
                                on          Value          September 30, 1998               September 30, 1998
                                                       ---------------------------     ---------------------------
      Name                   Exercise     Realized     Exercisable   Unexercisable     Exercisable   Unexercisable
-----------------           ---------     ---------    -----------   -------------     -----------   -------------
Esmond T. Goei                 --           --           218,750        50,000          --              --
Douglas S. Zorn                --           --           190,625        50,000          --              --
James S. Gillespie             --           --              --            --            --              --
James B. Linkous               --           --              --         100,000          --              --


COMPENSATION OF DIRECTORS

     Directors who are also employees of the Company or its subsidiaries are not separately compensated for serving on the Board of Directors. Prior to November 1998, non-employee directors were entitled to receive a fee of $1,000 per board meeting requiring personal attendance and a fee of $250 per telephonic Board meeting and committee meeting not part of, immediately preceding or following, a scheduled Board meeting and also were reimbursed for reasonable travel-related expenses for attendance at meetings. The non-employee director who chairs the Board's compensation committee and the non-employee director who chairs the Board's audit committee were each entitled to be paid $12,000 per year in addition to compensation for Board of Director meetings. Effective November 1998, non-employee directors no longer receive fees for attendance at board meetings requiring personal attendance, telephonic board meetings or committee meetings. In addition, the non-employee director who chairs the Board's compensation or audit committee will not receive additional compensation for either of these positions.

     On October 30, 1998, the Company granted to Thomas Lawrence, in connection with his appointment to the Board of Directors, a Non Statutory Option to purchase 20,000 shares of Common Stock at a price per share of $1.15625, one quarter of which vests on each of the four succeeding anniversary dates of the
grant.   As of  December 31, 1998, none of Messrs. Nemetz, Boyle or Das had exercised any of their options. These former Board members have until March 6, 1999 to exercise their vested options. As of December 31, 1998, none of Mr. Lawrence's options had vested. Under the Company's Equity Incentive Plan, each outside director who has served for a full fiscal year will be granted annually a NSO to purchase 2,000 shares of Common Stock, which will vest one-third on each of the first, second and third anniversaries of the date of grant. Messrs. Boyle, Das and Nemetz who resigned as directors in January 1999, did not receive these grants.

EMPLOYMENT AGREEMENTS

     Prior to recent changes in management, the Company had three-year employment agreements with each of Esmond T. Goei, as Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and Douglas S. Zorn, as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. In January 1999, Mr. Goei resigned his officer positions and Mr. Zorn was appointed Interim CEO and President. Each officer's base salary under such agreements was adjustable from time to time by mutual agreement between each such officer and the Board of Directors. The base salary for calendar year 1998 of Mr. Goei was $210,000 and the base salary of Mr. Zorn in 1998 was $150,000. The agreements provided, subject to their terms, for an annual bonus to be paid to each officer pursuant to a written bonus plan to be approved by the Board of Directors. The agreements also provide that each officer was entitled to reasonable expense reimbursements, four weeks paid vacation per year and participation in any of the Company's benefit and deferred compensation plans. In fiscal 1998, Mr. Goei and Mr. Zorn received a $1,100 monthly automobile allowance. On the annual anniversary date of each agreement, the period of employment is extended automatically for one year unless the officer is notified in writing. The agreements also provide for payments in the event of termination prior to the end of the term, as follows: if the officer is terminated without cause, then base salary will be paid for the greater of two years or the balance of the term plus a bonus for each such year equal to the average bonus for the two preceding years; if the officer is terminated upon a change of control, then compensation equal to two times the sum of the base salary plus average bonus will be paid for one year. In the event of termination (except termination without cause), the officer is subject to a two-year non-competition agreement. Mr. Goei's Separation Agreement supercedes his Employment Agreement.

     On January 7, 1999, Mr. Goei resigned his position as President and Chief Executive Officer of the Company pursuant to a Separation Agreement which modified his Employment Agreement. The Agreement provides that Mr. Goei will receive 6 1/2 months' severance pay and payment for all accrued vacation time. He will remain as an employee of the Company for a period of 3 months during which time he will be available to advise and counsel the Company. During this period of employment he will continue to receive all benefits for which he was eligible as an officer of the Company. The Agreement also contains provisions for confidentiality, covenants not to compete, to solicit customers or hire employees for a period of 2 years from Mr. Goei's resignation.

     The Company previously had a three-year employment agreement with James S. Gillespie, former Vice President of Sales of the Company and President of VPI. Mr. Gillespie's agreement provided for a base salary of $150,000, annual sales commissions targeted to be approximately $200,000 and an annual bonus pursuant to a written bonus plan to be approved by the Board of Directors. The agreement provided that Mr. Gillespie was entitled to reasonable expense reimbursements, participation in any of the Company's benefit and deferred compensation plans, use of a Company car or a monthly car allowance and annual paid vacation, consistent with the arrangements provided to the Company's senior management. Additionally, the agreement contained provisions for assignment of inventions and confidentiality and, in the event of termination, covenants not to compete, to solicit customers or to hire employees for two years. The agreement also provided that in the event of termination without cause or a material breach by the Company, Mr. Gillespie would receive his base salary and 50% of sales commissions for the duration of the term of the agreement and, in the event of a material breach by the Company, a promissory note with a remaining principal amount of $250,000 issued by the Company in consideration for the VPI acquisition would be accelerated and immediately become due and payable. Mr. Gillespie has reached verbal agreement with the Company to terminate his employment and to provide consulting services to the Company. Mr. Gillespie no longer has the rights afforded him under his previous employment agreement. Instead, Mr. Gillespie's rights are now governed by the terms of the consulting agreement which provides for annual payments to Mr. Gillespie of $115,000.
Additionally, the agreement also contains provisions for confidentiality, convenants not to compete, to solicit customers or hire employees for two years after the expiration of this consulting agreement.

     VPI has a two-year employment agreement with Bradley J. Eickman, former Director of Operations who has since transferred into a sales position for VPI. This agreement will expire in March, 1999. This employment agreement provides for a base salary of $65,000, sales commissions payable pursuant to an annual sales manager compensation plan and performance-based bonus payments. The agreement also provides for reasonable expense reimbursements, participation in any of VPI's benefit plans, use of a car leased by VPI and annual paid vacation. Additionally, the agreement contains provisions for assignment of inventions and confidentiality and, in the event of termination, covenants not to compete, to solicit customers or to hire employees for two years. The Company granted to Mr. Eickman incentive stock options ("ISOs") to purchase 50,000 and 40,000 shares of Common Stock, respectively, at a price per share equal to the fair market value on the date of grant, 50% of which will vest 18 months from the grant date and the remaining 50% of which will vest on the second anniversary of the date of grant.

     VPI has a two-year employment agreement with Diane E. Nowak, former Vice President of Sales, Western Region. This agreement will expire in March, 1999. This employment agreement provides for a base salary of $65,000, sales commissions payable pursuant to an annual sales manager compensation plan and performance-based bonus payments. The agreement also provides for reasonable expense reimbursements, participation in any of VPI's benefit plans, use of a car leased by VPI and annual paid vacation. Additionally, the agreement contains provisions for assignment of inventions and confidentiality and, in the event of termination, covenants not to compete, to solicit customers or to hire employees for two years. Ms. Nowak's employment with VPI was terminated September 18, 1998 however, VPI will continue to pay Ms. Nowak through March, 1999 according to the terms of her employment agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 30, 1998, by (a) each person known to the Company to own beneficially more than 5% of the Company's Common Stock, (b) each of the Company's directors and Named Executive Officers, and (c) all executive officers and directors as a group. Subsequent to the end of the Company's fiscal year ended September 30, 1998, Messrs. Boyle, Das and Nemetz resigned as directors of the Company and Mr. Gillespie was reappointed to serve as a director of the Company. Mr. Lawrence, currently a director of the Company, was appointed as a director on October 30, 1998.


                                                  COMMON STOCK                           PREFERRED STOCK
                                       ------------------------------------     ---------------------------------
                                       BENEFICIALLY           OWNERSHIP (1)     BENEFICIALLY        OWNERSHIP (1)
   NAMES AND ADDRESSES                   OWNED (1)                %                OWNED (1)            %
   -------------------                 ------------           -------------     ------------        -------------
James S. Gillespie
198 Country Club Drive
Incline Village, Nevada 89451           815,000 (2)             13.1%            --                  --

Esmond T. Goei
c/o NHancement Technologies Inc.
39420 Liberty Street, Suite 250
Fremont, California  94538              427,070 (3)               6.6%            --                 --

Douglas S. Zorn
c/o NHancement Technologies Inc.
39420 Liberty Street, Suite 250
Fremont, California  94538              405,325 (4)               6.3%           --                  --


Gary L. Nemetz
c/o Admiral Capital Corporation
2420 Sand Hill Road, Suite 101
Menlo Park, California 94025            142,725 (5)               2.3%           --                  --

Santanu Das
14 Hunter Ridge Road
Monroe, Connecticut 06468                38,593 (6)                  *           --                  --

James H. Boyle
4564 Daffodil Trail
Plano, TX 75093                           5,000 (7)                  *           --                  --

Thomas J. Lawrence
505 Cypress Point Dr.
Mountain View, CA 94043                       --                     *           --                  --

The Endeavour Capital Fund S.A.
c/o Endeavour Management Inc.
14/14 Divrei Chaim St.
Jerusalem 94479                         469,490 (8)               6.2%          2,441              100.0%

AMRO INTERNATIONAL S.A.
50 ULTRA FINANCE
Gross Munster Platz 26
Zurich LH 8022
Switzerland                             401,734 (9)               6.5%           --                  --

Directors and executive officers
   as a group (10 persons)            1,838,518(10)              26.6%          2,441               10.0%
                                      ----------                 -----          ------              -----
                                      ----------                 -----          ------              -----

--------------------------------

-- Less than 1%

(1) Based on 5,808,682 shares of Common Stock and 2,441 shares of Preferred Stock issued and outstanding as of December 31, 1998

(2)  Includes warrants to purchase 27,500 shares of Common Stock.

(3) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 168,750 shares of Common Stock at an exercise price of $3.20 per share, 63,900 shares of Common Stock at $3.875 per share and warrants to purchase 51,518 shares of Common Stock.

(4) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 140,625 shares of Common Stock at an exercise price of $3.20 per share, 63,900 shares of Common Stock at $3.875 per share and warrants to purchase 61,375 shares of Common Stock.

(5) Includes 46,025 shares beneficially owned by Admiral Capital Corporation, as to which Mr. Nemetz has sole voting and investment power, options that are presently exercisable or that will become exercisable within 60 days to purchase 16,875 shares at an exercise price of $4.00 per share, 3,125 shares at $3.50 per share and warrants to purchase 55,000 shares of Common Stock.

(6) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 5,000 shares of Common Stock at an exercise price of $3.5625 per share and a warrant to purchase 26,875 shares of Common Stock.

(7) Represents options that are presently exercisable or that will become exercisable within 60 days to purchase 5,000 shares of Common Stock at an exercise price of $3.50 per share.

(8) Includes 382,965 shares of Common Stock received upon conversion of Preferred Stock and 357,559 shares of Common Stock receivable upon conversion of Preferred Stock (including accrued dividends) held by the Endeavour Capital Fund S.A. assuming conversion as of December 31, 1998.

(9) Represents the number of shares of Common Stock received upon conversion of Preferred Stock (including accrued dividends) held by AMRO INTERNATIONAL S.A.

(10) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 467,178 shares of Common Stock and warrants to purchase 222,269 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Loans to Employees

     On April 15, 1997, the Board of Directors approved a short-term loan to Esmond T. Goei to assist him with the costs of relocation due to the Company's headquarters move from Colorado to California. The principal amount of the loan is $60,000, with interest accruing at seven percent (7%) per annum. Principal and interest are due on April 18, 1999. As of September 30, 1998, principal and unpaid interest totaled approximately $66,100. According to the terms of Mr. Goei's separation agreement, the amount Mr. Goei owed on the note will be offset against accrued moving and relocation expenses that the Company owed to Mr. Goei.

     On December 15, 1997, the Company consummated a stock purchase acquisition with Advantis Network & System Sdn Bhd, a Malaysian corporation ("Advantis"). The Company purchased all of the shares of stock of Advantis from the six (6) stockholders who owned all of the issued and outstanding shares of Advantis ("Advantis Stockholders"). The purchase price consisted of newly issued shares of the Common Stock of the Company. As a result of the transaction, Advantis became a wholly owned subsidiary of the Company, and the Advantis Stockholders became stockholders of the Company. As of December 31, 1997, the Advantis Stockholders had received a total of 208,500 shares of the Company's stock, with no Advantis Stockholder receiving more than 2.3% of the total issued and outstanding shares of the Company. At the time of the Advantis acquisition, an Advantis Stockholder had an outstanding loan payable to Advantis. This loan arose in April 1997, at which time proceeds from a term loan to the Company from a third party were advanced to such Advantis Stockholder in return for a promissory note payable to Advantis. Under the terms of the note, repayments, including interest, will match Advantis' payments due under the term loan.
Those payments provide for monthly principal and interest payments of $2,600 through April 2012, with interest payable at the Base Lending Rate in Malaysia plus 2.23%. At September 30, 1998, the Company had no further involvement with this loan arrangement as the disposal of Advantis had been completed prior to the end of September 1998.

     Loans to Company

     Upon consummation of the VPI merger on February 3, 1997, the Company acquired all of the capital stock of VPI from Mr. Gillespie for total consideration valued at approximately $6,180,000, consisting of: (i) $1,500,000 in two long-term notes in the principal amounts of $1,000,000 and $500,000, respectively, bearing interest at the medium-term United States-Treasury Bill rate declared at the close of business on the maturity date or earlier payment date and maturing on the three-year anniversary of the date of issuance but payable earlier, dependent upon the future earnings of VPI, with fifty percent (50%) of VPI's pre-tax profits to be applied to pay principal and accrued interest on the $1,000,000 note quarterly, and $62,500 of principal and accrued interest to be paid on the $500,000 note in any quarter in which VPI is profitable, beginning 45 days after the close of the first fiscal quarter in 1997; (ii) $2,400,000 in shares of Common Stock sold in the Company's IPO (being 600,000 shares based on the price to the public in the IPO of $4.00 per share); and (iii) $2,280,000 in restricted shares of Common Stock (being 712,500 shares based on the estimated fair value of $3.20 per share). In the event of a material breach by the Company of the employment agreement with Mr. Gillespie, the two promissory notes will be accelerated and immediately become due and payable. During 1997, an aggregate of $1,250,000 was paid to Mr. Gillespie in connection with the $1,500,000 of notes payable issued to him by the Company. At September 30, 1998, Mr. Gillespie was owed a total of $187,500 on these notes. See Item 10, "Employment Agreements." Except for 150,000 shares which were registered under an S-3 Registration Statement declared effective by the SEC on June ___, 1998, restricted shares are subject to a lock-up agreement in favor of Chatfield Dean & Co., the representative of the underwriters of the IPO, for 18 months following the consummation of the IPO with respect to 50% of the shares, and for 24 months following the consummation of the IPO with respect to the remaining 50% of the shares. Regardless of the lock-up agreement and the shares registered on Form S-3, Mr. Gillespie is an affiliate of the Company and, as such, is subject to various restrictions on any transfers of his shares.

     The Company entered into a bridge loan with the holders of the Series A Convertible Preferred Stock (the "Preferred Stockholders") and certain management stockholders. NHancement Technologies Inc. used the funds in the aggregate amount of $1,400,000 to complete the acquisition of Infotel. Interest was payable on the promissory notes at a rate of 10% per annum. Funds loaned to the Company by the Preferred Stockholders totaled $750,000. The notes payable to the Preferred Stockholders provided for repayment on the earlier of the closing of the next tranche of the Company's Preferred Stock in accordance with the terms of the Securities Purchase Agreement, as amended, or 90 days from the date of issuance. The Company amended the agreement in September of 1998 limiting further dilutive issuances under the financing agreement, except by
mutual consent of the parties.   Additionally, the notes payable to the
preferred Stockholders, which were originally to be applied against the purchase price of additional Preferred Stock available for purchase under the Securities Purchase Agreement, subject to receipt by the Company of certain stockholder approvals, and all accrued interest and a $135,000 premium, were on September 30, 1998. Management loans of $650,000 were repaid with interest in November, 1998.

     Other Related Party Transactions

     At various times in 1997 and 1998, Advantis purchased inventory from certain companies whose directors were also stockholders of Advantis. At September 30, 1998, the Company had no further involvement with these arrangements as the disposal of Advantis was completed prior to the end of September 1998.

     The Company's former subsidiary, Advantis, leases its corporate facilities from an entity that is partially owned by a former minority Advantis Stockholder. The lease commenced in November 1996, and its terms provide for annual payments of $42,500 through October 1999. At September 30, 1998, the Company had no further involvement with these arrangements as the disposal of Advantis was completed prior to the end of September 1998.

     Reference is made to Items 9 and 10 of this report on Form 10-KSB regarding options granted to the directors and Named Executive Officers of the Company, the terms of certain of the Company's employment arrangements and the terms of Mr. Goei's Separation Agreement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of the Annual Report on Form
10-KSB:

  1. Financial Statements

     See Index to Financial Statements on page F-1 of this Form 10-KSB

2.   Exhibits

    EXHIBIT
     NUMBER                           DESCRIPTION OF EXHIBIT
    --------                          ----------------------
     3.1    --   Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 27, 1997, as amended by Certificate of Designations, as filed with the
                 Delaware Secretary of State on April 9, 1998, as further
                 amended by Amended Certificate of Designations, as filed with the Delaware Secretary of State on April 13, 1998. (8)

     3.2    --   Amended and Restated Bylaws (1)

     4.1    --   Form of Common Stock Certificate (2)

     4.2    --   Form of  Underwriter Warrant (3)

     4.3    --   Registration Rights Agreement, dated September 1, 1996,
                 between BFI and (i) a majority of the holders of securities pursuant to the Secured Note and Warrant Purchase Agreement dated December 1, 1994, as amended; (ii) a majority of the holders of securities issued pursuant to the Secured Note and
                 Stock Purchase Agreement, dated December 1, 1995, as amended;
                 (iii) a majority of the holders of securities issued pursuant to the Unsecured Note and Stock Purchase Agreement, dated
                 February 1, 1996, as amended; (iv) a majority of the holders of securities issued pursuant to the Unit Subscription
                 Agreement, dated May 17, 1996, as amended; (v) the purchasers of securities issued pursuant to the Unit Subscription
                 Agreement dated October 3, 1996; and (vi) the former holders of BFI's Series A Preferred Stock (3)

     4.4    --   Registration Rights Agreement, dated October 25, 1996, between the Company and James S. Gillespie (2)

     4.5    --   Form of Series A Preferred Stock Certificate (8)

     4.6    --   Registration Rights Agreement, dated as of April 13, 1998, among the Company, The Endeavour Capital Fund S.A. and AMRO
                 INTERNATIONAL S.A. (8)

     10.1   --   Formation Agreement, dated as of October 15, 1996, between BFI and VPI (2)

     10.2   --   Agreement and Plan of Merger, dated as of October 30, 1996, between the Company, BFI Acquisition Corporation and BFI (3)

     10.3   --   Agreement and Plan of Merger, dated as of October 25, 1996, between the Company, VPI Acquisition Corporation, VPI and
                 James S. Gillespie, together with Forms of Promissory Notes
                 (4)

     10.4   --   Agreement of Merger between Voice Plus, Inc. and BioFactors,
                 Inc., dated as of October 10, 1997 (8)



    EXHIBIT
     NUMBER                           DESCRIPTION OF EXHIBIT
    --------                          ----------------------

     10.5   --   License Agreement, dated November 24, 1988, by and between BFI and Systems Technology, Inc., as amended by Addendum to
                 License Agreement, dated May 19, 1994, as amended by Second
                 Addendum to License Agreement, dated November 18, 1996 (3)

     10.6   --   Sublicense Agreement, dated August 30, 1995, between BFI and
                 SportsTrac, Inc., as amended by Addendum to Sublicense
                 Agreement, dated July 31, 1996 (2)

     10.7   --   Secured Note and Warrant Purchase Agreement, dated December 1,
                 1994, between BFI and the purchasers listed therein, as
                 amended by the First Amendment to Secured Note and Warrant
                 Purchase Agreement, Dated July 1995, as amended by Amendment to Secured Note and Warrant Purchase Agreement, dated December
                 1, 1995, as amended by Third Amendment to Secured Note and
                 Warrant Purchase Agreement, dated March 1, 1996, and as
                 amended by Fourth Amendment to Secured Note and Warrant
                 Purchase Agreement, dated October 1, 1996, together with
                 Amended and restated Security Agreement and Form of Secured
                 Promissory Note (3)

     10.8   --   Secured Note and Stock Purchase Agreement, dated December 1,
                 1995, between BFI and the purchasers listed therein, as
                 amended by the First Amendment to Secured Note and Stock
                 Purchase Agreement, dated March 1, 1996, as amended by Second
                 Amendment to Secured Note and Stock Purchase Agreement, dated
                 July 1, 1996, and as amended by Third Amendment to Secured
                 Note and Stock Purchase Agreement, dated October 1, 1996,
                 together with Form of Secured Promissory Note (3)

     10.9   --   Unsecured Note and Stock Purchase Agreement, dated February 1,
                 1996, between BFI and the purchasers listed therein, as
                 amended by the First Amendment to Unsecured Note and Stock
                 Purchase Agreement, dated March 1, 1996, as amended by Second
                 Amendment to Unsecured Note and Stock Purchase Agreement,
                 dated July 1, 1996, and as amended by Third Amendment to
                 Unsecured Note and Stock Purchase Agreement, dated October 1,
                 1996, together with Form of Unsecured Promissory Note (3)

     10.10  --   Unit Subscription Agreement, dated May 17, 1996, between BFI and the purchasers listed therein, as amended by First
                 Amendment to Unit Subscription Agreement, dated October 1,
                 1996, together with Form of Promissory Note (3)

     10.11  --   Unit Subscription Agreement, dated October 1, 1996, between
                 BFI and the purchasers listed therein, together with Form of
                 Promissory Note and Form of Warrant (1)

     10.12  --   Equity Incentive Plan (1)

     10.13  --   Employment Agreement, dated as of October 30, 1996, between
                 Douglas S. Zorn and the Company (1)

     10.14  --   Employment Agreement, dated as of October 25, 1996, between
                 James S. Gillespie and the Company (2)

     10.15  --   Employment Agreement, dated as of October 30, 1996, between
                 Esmond T. Goei and the Company (2)

     10.16  --   Form of FACTOR 1000-Registered Trademark- Service Contract (2)

     10.18  --   Authorized U.S. Distributor Agreement, dated April 16, 1996, between Centigram Communications Corporation and VPI (2)

     10.20  --   Agreement, dated October 16, 1995, between BFI, Burton Kanter and Elliot Steinberg, as amended by Amendment dated July 16,
                 1996, between BFI, Esmond Goei, Douglas Zorn, Burton Kanter and Elliot Steinberg (3)

     10.21  --   Stockholder Agreement, dated October 25, 1996, between the
                 Company and James S. Gillespie (3)

     10.22  --   1997 Management and Company Performance Bonus Plan (3)

     10.23  --   Employment Agreement, dated as of November 1, 1996, between
                 Diane E. Nowak and VPI (1)

     10.24  --   Employment Agreement, dated as of November 1, 1996, between
                 Bradley Eickman and VPI (1)

     10.25  --   Promissory Note Payable to the Company by Esmond T. Goei (8)

     10.26  --   Agreement for the Sale of Shares in Advantis Network & System
                 Sdn. Bhd.  Dated June 20, 1997, Between the Company and the
                 shareholders of Advantis, as amended by the Supplemental
                 Agreement to the Agreement dated November 26, 1997; and the
                 Second Supplemental Agreement Dated November 26, 1997 (5)

     10.27  --   Building Lease dated June 9, 1997 by and between the company, as Tenant and El Dorado Holding Company, Inc., as Landlord (7)

     10.28  --   Form of Lock Up Agreement between the Company the former
                 Shareholders of Advantis (6)

     10.29  --   Securities Purchase Agreement, dated as of April 13, 1998, by and among the Company, the Endeavour Capital Fund S.A. and
                 AMRO INTERNATIONAL S.A. (9)

     10.30  --   Form of Escrow Instructions related to Securities Purchase
                 Agreement, dated as of April 13, 1998. (8)



    EXHIBIT
     NUMBER                           DESCRIPTION OF EXHIBIT
    --------                          ----------------------
     10.31  --   Form of Reseller Agreement between Interactive Intelligence
                 Inc. and the Company dated July 8, 1998.

     10.32  --   Form of Associate Agreement between NEC, Inc. and the Company dated May 26, 1998.

     10.33  --   Form of Loan and Security Agreement between AEROFUND FINANCIAL and the Company dated October 9, 1998.

     10.34  --   Form of Guaranty from Lee Giam Teik, Man Yiew Ming and Ng Kok
                 Wah dated September 30, 1998.

     10.35  --   Letter Agreement between Lee Giam Teik, Man Yiew Ming and Ng
                 Kok Wah and the Company dated September 30, 1998.

     10.36 Agreement relating to the sale and purchase of 500,000 ordinary shares in the Capital of Infotel Technologies (Pte)
                 Ltd ("Infotel"), dated as of January 19, 1998, by and between the Company and the stockholders of Infotel (the "SALE
                 AGREEMENT"). (10)

     10.37  --   Letter Agreement amending the Sale Agreement, dated as of
                 April 2, 1998, by and between the Company and the stockholders of Infotel ("SUPPLEMENT NO. 1"). (11)

     10.38  --   Form of letter agreement amending the Sale Agreement, as
                 amended by Supplement No. 1, dated as of April 22, 1998, by and between the Company and the stockholders of Infotel
                 ("SUPPLEMENT NO. 2"). (12)

     10.39  --   Letter agreement amending the Sale Agreement, as amended by
                 Supplement No. 1 and Supplement No. 2, dated as of June 22,
                 1998, by and between the Company and stockholders of Infotel.
                 (13)

     10.40  --   Promissory Note, dated as of June 15, 1998, in the original principal amount of $375,000, payable by the Company to AMRO
                 INTERNATIONAL S.A. ("AMRO"). (14)

     10.41  --   Promissory Note, dated as of June 15, 1998, in the original principal amount of $375,000, payable by the Company to
                 Endeavour Capital Fund S.A. ("ENDEAVOUR"). (15)

     10.42  --   Letter agreement, dated as of June 15, 1998, amending
                 Securities Purchase Agreement, dated as of April 13, 1998, by and among the Company, AMRO and Endeavour. (16)

     10.43  --   Letter Agreement, dated as of June 12, 1998, by and among the
                 Company, Esmond T. Goei, Douglas S. Zorn and James S.
                 Gillespie. (17)

     10.44  --   Promissory Note, dated as of June 12, 1998, in the original principal amount of $125,000 payable by the Company to Esmond
                 T. Goei. (18)

     10.45  --   Promissory Note, dated as of June 12, 1998, in the original principal amount of $225,000 payable by the Company to Douglas
                 S. Zorn. (19)

     10.46  --   Promissory Note, dated as of June 12, 1998, in the original principal amount of $300,000 payable by the Company to James
                 S. Gillespie. (20)

     21     --   Subsidiaries

     24     --   Power of Attorney - included on signature page(s) to this
                 Report on Form 10-KSB.

     27.1   --   Financial Data Schedule for the nine months ended September
                 30, 1998 and 1997.

     27.2   --   Financial Data Schedule for the year ended December 31, 1997.


-----------------

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

(8) Incorporated by reference to the document bearing the same exhibit number on registrant's Form 10-KSB, SEC file number 333-15563 as filed with the Securities and Exchange Commission on April 15, 1998.

(9) Incorporated by reference to document 2.1 contained in the Company's form 10-KSB, SEC File No. 0-21999, as filed with the Securities and Exchange Commission on April 15, 1998.

(10) Incorporated by reference to Exhibit 2.1 contained in the company's Registration Statement on Form S-3 (Commission File No. 333-52709), as initially filed with the Securities and Exchange Commission on May 14, 1998.

(11) Incorporated by reference to Exhibit 2.2 contained in the company's Registration Statement on Form S-3 (Commission File No. 333-52709), as initially filed with the Securities and Exchange Commission on May 14, 1998.

(12) Incorporated by reference to Exhibit 2.3 contained in the company's Registration Statement on Form S-3 (Commission File No. 333-52709), as initially filed with the Securities and Exchange Commission on May 14, 1998.

(13) Incorporated by reference to Exhibit 2.4 contained in the company's Registration Statement on Form S-3 (Commission File No. 333-52709), as initially filed with the Securities and Exchange Commission on May 14, 1998.

(14) Incorporated by reference to Exhibit 10.1 as contained in the Company's Form S-8, as filed with the Securities and Exchange Commission on July 7, 1998.

(15) Incorporated by reference to Exhibit 10.2 as contained in the Company's Form S-8, as filed with the Securities and Exchange Commission on July 7, 1998.

(16) Incorporated by reference to Exhibit 10.3 as contained in the Company's Form S-8, as filed with the Securities and Exchange Commission on July 7, 1998.

(17) Incorporated by reference to Exhibit 10.4 as contained in the Company's Form S-8, as filed with the Securities and Exchange Commission on July 7, 1998.

(18) Incorporated by reference to Exhibit 10.5 as contained in the Company's Form S-8, as filed with the Securities and Exchange Commission on July 7, 1998.

(19) Incorporated by reference to Exhibit 10.6 as contained in the Company's Form S-8, as filed with the Securities and Exchange Commission on July 7, 1998.

(20) Incorporated by reference to Exhibit 10.7 as contained in the Company's Form S-8, as filed with the Securities and Exchange Commission on July 7, 1998.




(b)  Reports on Form 8-K

     None

                                     SIGNATURES

     In accordance with Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NHANCEMENT TECHNOLOGIES INC.

                                        By /s/ Douglas S. Zorn
                                           ------------------------------------
                                        Douglas S. Zorn, President, Chief
                                        Executive Officer, Chief Financial
                                        Officer, Secretary and Director

                                 POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Esmond T. Goei, Douglas S. Zorn and Linda V. Moore and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                                 TITLE                           DATE
----------------------------      ------------------------------------    -------------
/s/ Esmond T. Goei
--------------------------        Chairman of the Board and Director      Dec. 12, 1998
Esmond T. Goei                    (Former Principal Executive Officer)

/s/ Douglas S. Zorn
--------------------------        President, Chief Executive Officer,     Dec. 12, 1998
Douglas S. Zorn                   Chief Financial Officer, Secretary
                                  and Director (Principal Executive,
                                  Financial and Accounting Officer)

/s/ James S. Gillespie
--------------------------        Director                                Dec. 12, 1998
James S. Gillespie

/s/ Thomas J. Lawrence
--------------------------        Director                                Dec. 12, 1998
Thomas J. Lawrence


                                                    Nhancement Technologies Inc.
                                                                And Subsidiaries








                                              Consolidated Financial Statements
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND YEAR ENDED DECEMBER 31, 1997

                                                    Nhancement Technologies Inc.
                                                                And Subsidiaries

                                                               Table of Contents

Report of Independent Certified Public Accountants                          F-3

Consolidated Financial Statements

  Consolidated Balance Sheet as of September 30, 1998                 F-4 - F-5

  Consolidated Statements of Operations for the nine months                 F-6
  ended September 30, 1998 and 1997 (unaudited) and year
  ended December 31, 1997

  Consolidated Statements of Stockholders' Equity (Deficit)                 F-7
  for the nine months ended September 30, 1998 and year ended
  December 31, 1997

  Consolidated Statements of Cash Flows for the nine months                 F-8
  ended September 30, 1998 and 1997 (unaudited) and year ended
  December 31, 1997

  Summary of Accounting Policies                                     F-9 - F-14

  Notes to the Consolidated Financial Statements                    F-15 - F-27

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and the Stockholders of
NHancement Technologies Inc. and Subsidiaries
Fremont, California

We have audited the accompanying consolidated balance sheet of NHancement Technologies Inc. and Subsidiaries as of September 30, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1997, and the nine months ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Infotel Technologies (Pte) Ltd, a wholly-owned subsidiary, as of September 30, 1998 and from June 22, 1998
(date of its acquisition) through September 30, 1998, which statements reflect total assets and revenues constituting 42 percent and 32 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Infotel Technologies (Pte) Ltd, is based solely on the report of other auditors.

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

As discussed in Note 9 to the consolidated financial statements, a significant subsidiary of the Company purchases substantially all of its inventory from two vendors.


In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NHancement Technologies Inc. and Subsidiaries at September 30, 1998 and the results of their operations and their cash flows for the year ended December 31, 1997 and the nine months ended September 30, 1998 in conformity with generally accepted accounting principles.


                                                                BDO Seidman, LLP

San Francisco, California
December 8, 1998, except for Note 17 which is as of January 6, 1999

                                                      Consolidated Balance Sheet

--------------------------------------------------------------------------------

                                                              SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
ASSETS

CURRENT

  Cash and cash equivalents (Note 9)                                $ 1,677,200
  Restricted cash                                                       369,000
  Accounts receivable, less allowance for doubtful
  accounts of $246,000 (Note 9)                                       4,579,300
  Inventory                                                           1,341,100
  Current portion of notes receivable from related
  parties (Notes 3 and 8)                                               171,400
  Income tax receivable                                                 140,600
  Prepaid expenses and other                                            242,100
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  8,520,700
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Office equipment                                                      688,400
  Computers and software                                                756,500
  Automobiles                                                           125,100
  Furniture and fixtures                                                340,300
--------------------------------------------------------------------------------
                                                                      1,910,300
Less accumulated depreciation                                           664,900
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                           1,245,400
--------------------------------------------------------------------------------

  Excess of cost over net assets acquired of
  Voice Plus, Inc. (Note 2)                                             750,000
  Excess of cost over net assets acquired of Infotel,
  net of accumulated amortization of $47,600 (Note 2)                 1,880,500
  Long-term portion of notes receivable from related parties
  (Notes 3 and 8)                                                       227,900
  Other assets                                                          246,800
--------------------------------------------------------------------------------

                                                                    $12,871,300
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      Consolidated Balance Sheet

--------------------------------------------------------------------------------

                                                              SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

  Due to factor (Note 4)                                           $    231,000
  Accounts payable                                                    1,888,400
  Accrued liabilities                                                 1,451,400
  Payroll related liabilities                                           228,500
  Deferred revenue                                                    1,735,300
  Income tax payable                                                    332,000
  Notes payable to stockholders (Notes 4 and 8)                       2,247,500
  Capital lease obligations, current portion (Note 4)                    45,000
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             8,159,100


CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION (NOTE 4)               68,300
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                                     8,227,400
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 7, 9, AND 11)

STOCKHOLDERS' EQUITY (NOTES 5 AND 6)
  Convertible preferred stock, $0.01 par value, 2,000,000
  shares authorized, 3,200 shares issued and outstanding                252,200
  Common stock, $0.01 par value, 20,000,000 shares authorized,
  5,579,235 shares issued and outstanding                                55,800
  Additional paid-in capital                                         21,020,900
  Accumulated deficit                                               (16,510,100)
  Cumulative translation loss                                          (174,900)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                            4,643,900
--------------------------------------------------------------------------------

                                                                   $ 12,871,300
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           Consolidated Statements of Operations

------------------------------------------------------------------------------------------------
                                                       YEAR ENDED         NINE MONTHS ENDED
                                                       DECEMBER 31,         SEPTEMBER 30,
                                                          1997           1997           1998
                                                                      (UNAUDITED)
------------------------------------------------------------------------------------------------
NET REVENUES (NOTE 9)                                  $8,737,800     $6,720,800     $9,442,200

Cost of sales                                           4,967,300      3,513,400      5,863,300
------------------------------------------------------------------------------------------------

GROSS PROFIT                                            3,770,500      3,207,400      3,578,900
------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Selling, general and administrative                   3,778,900      2,507,100      4,211,500
  Amortization of excess of cost over net assets
  acquired, including impairment loss of $4,084,300
  in 1997 and $525,000 in 1998 (Note 2)                 4,644,900        409,800        797,600
------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                8,423,800      2,916,900      5,009,100
------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                          (4,653,300)       290,500     (1,430,200)
OTHER INCOME (EXPENSE)
  Interest income                                         136,900        103,300         76,900
  Interest expense                                        (77,900)       (71,300)      (138,900)
  Other                                                        --             --         39,800
------------------------------------------------------------------------------------------------
Total other income (expense)                               59,000         32,000        (22,200)
Income (loss) from continuing operations before
  income taxes                                         (4,594,300)       322,500     (1,452,400)
Income taxes (Note 10)                                         --         92,500         70,800
------------------------------------------------------------------------------------------------
Income (loss) from continuing operations               (4,594,300)       230,000     (1,523,200)
------------------------------------------------------------------------------------------------
Discontinued operations: (Note 15)
  Income (loss) from operations of Advantis                 3,100             --       (581,400)
  Loss from disposal of Advantis                               --             --       (368,600)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                     ($4,591,200)    $  230,000    ($2,473,200)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Preferred dividends                                            --             --       (435,700)
------------------------------------------------------------------------------------------------
Income (loss) available to common stockholders        ($4,591,200)    $  230,000    ($2,908,900)
------------------------------------------------------------------------------------------------
Basic and diluted income (loss) from continuing
  operations per common share                              ($1.18)         $0.06         ($0.41)
Basic and diluted income (loss) from discontinued
  operations per common share                                  --             --         ($0.20)
Basic and diluted net income (loss) per common
  share (Note 13)                                          ($1.18)         $0.06         ($0.61)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------



                SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Consolidated Statements of Stockholders' Equity (Deficit)


------------------------------------------------------------------------------------------------------------------------------------
                                        CONVERTIBLE
                                      PREFERRED STOCK        COMMON STOCK      ADDITIONAL                   CUMULATIVE
                                         PAR VALUE             PAR VALUE         PAID-IN     ACCUMULATED    TRANSLATION
                                     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT      GAIN (LOSS)     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997                 --         --      612,800   $6,100   $5,363,900   ($9,010,000)            $-- ($3,640,000)
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued for Voice            --         --    1,312,500   13,100    4,666,900             --             --   4,680,000
Plus, Inc. acquisition (Note 2)

Sale of common stock in an               --         --    2,045,000   20,500    6,499,300             --             --   6,519,800
initial public offering, net of
stock issuance costs of
$1,660,200 (Note 12)

Conversion of debt and accrued           --         --      258,200    2,600    1,030,000             --             --   1,032,600
interest into common stock
(Note 12)

Issuance of common stock                 --         --           --       --        3,800             --             --       3,800
options for payment of outside
service fees

Common stock issued for                  --         --      208,500    2,100      456,700             --             --     458,800
Advantis acquisition (Note 2)

Comprehensive income (loss):
Net loss                                 --                               --           --    (4,591,200)             --  (4,591,200)
Cumulative translation gain              --         --           --       --           --             --         11,300      11,300
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)        --         --           --       --           --    (4,591,200)         11,300  (4,579,900)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997               --         --    4,437,000   44,400   18,020,600   (13,601,200)         11,300   4,475,100
------------------------------------------------------------------------------------------------------------------------------------

Issuance of Preferred Stock, net     12,500    984,700           --       --           --             --             --     984,700
of stock issuance costs of
$265,300 (Note 5)

Deemed dividend on preferred
stock convertible at a discount          --         --           --       --      416,700      (416,700)             --          --
(Note 5)

Dividends on preferred stock             --         --        8,400      100       11,400       (11,500)             --          --
converted into common shares
(Note 5)

Dividends payable on preferred
stock (Note 5)                           --         --           --       --           --        (7,500)             --      (7,500)

Preferred shares converted into      (9,300)  (732,500)     700,835    7,000       725,500            --             --          --
common stock (Note 5)

Issuance of common stock                 --         --           --       --        10,600            --             --      10,600
options for payment of outside
service fees

Common stock issued for                  --         --      433,000    4,300     1,836,100            --             --   1,840,400
Infotel acquisition (Note 2)

Comprehensive income (loss):
Net loss                                 --         --           --       --            --   (2,473,200)             --  (2,473,200)
Cumulative translation loss              --         --           --       --            --            --      (186,200)    (186,200)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss:                --         --           --       --            --   (2,473,200)      (186,200)  (2,659,400)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998           3,200   $252,200    5,579,235  $55,800   $21,020,900 ($16,510,100)     ($174,900)  $4,643,900
------------------------------------------------------------------------------------------------------------------------------------


                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED                NINE MONTHS ENDED
                                                                               DECEMBER 31,                SEPTEMBER 30,
                                                                                   1997               1997                1998
                                                                                                  (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                             $(4,591,200)        $230,000           $(2,473,200)
Adjustments to reconcile net (income) loss to net cash used in operating activities:
  Depreciation and other amortization                                             159,500          108,800               296,000
  Amortization of excess cost over net assets
  acquired, including impairment loss                                           4,649,100          409,800               797,600
  Compensation related to grant of stock options and common stock                   3,800            3,800                10,600
  Other                                                                             8,800               --               (21,200)
  Loss on sale of Advantis, net of cash of $1,000                                      --               --               367,600
Changes in operating assets and liabilities:
  Accounts receivable                                                            (265,600)          64,400               (95,400)
  Income tax receivable                                                          (172,000)              --                31,400
  Inventory                                                                       653,900          539,100               666,900
  Prepaid expense and other                                                       (89,300)        (186,000)              (90,100)
  Other assets                                                                    (48,100)         (36,100)              (89,500)
  Income tax payable                                                                   --               --                67,800
  Accounts payable and other current liabilities                               (3,186,200)      (3,136,700)               50,200
----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                          (2,877,300)      (2,002,900)             (481,300)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Restricted cash                                                                       --               --               (369,000)
 Deferred acquisition costs                                                      (188,000)         (52,400)                   --
 Advantis acquisition costs                                                            --               --               (196,400)
 Cash acquired from VPI acquisition                                               851,900          851,900                    --
 Cash purchase price of Infotel, net of cash
 acquired of $2,326,000                                                                --               --                (30,300)
 Note receivable from Advantis, preacquisition                                         --         (306,200)                    --
 Note receivable from related party                                               (63,000)         (61,900)                    --
 Proceeds from sale of fixed assets                                                    --               --                 16,200
 Purchases of property and equipment                                             (252,500)        (181,800)              (501,200)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               348,400          249,600             (1,080,700)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from initial public offering of common
 stock, net of offering costs                                                   6,519,800        6,519,800                    --
 Net borrowing under line of credit                                                    --               --                263,200
 Capital leases                                                                        --               --                113,200
 Proceeds from notes payable                                                           --               --              1,400,000
 Deferred stock offering costs                                                    376,200          376,200                     --
 Principal payment on notes payable                                            (1,814,000)      (1,814,000)              (837,800)
 Principal payment on long-term debt due to stockholders                       (1,250,000)      (1,062,500)                    --
 Proceeds from sale of preferred stock, net of                                         --               --                984,700
 offering costs
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       3,832,000        4,019,500              1,923,300
----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                --               --                (47,300)
Net increase in cash and cash equivalents                                       1,303,100        2,266,200                314,000
Cash and cash equivalents, beginning of period                                     60,100           60,100              1,363,200
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $1,363,200       $2,326,300             $1,677,200
----------------------------------------------------------------------------------------------------------------------------------
Supplemental data:
Interest paid                                                                    $267,700         $200,700               $119,900
Income taxes paid                                                                $191,200         $191,200                    $--
----------------------------------------------------------------------------------------------------------------------------------


                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                  Summary of Accounting Policies



ORGANIZATION

NHancement Technologies Inc., a Delaware corporation ("NHancement" or the Company), was incorporated in October 1996 as a holding company and successor to the business of BioFactors, Inc. ("BFI" or "BioFactors"), a Delaware corporation. On February 3, 1997, prior to the February 4, 1997 consummation of the initial public offering ("IPO") of the Company's common stock (Note 11), BFI merged with a subsidiary of NHancement whereupon BFI, as the surviving corporation, became a wholly-owned subsidiary of NHancement (the "BFI Merger"). Also, on February 3, 1997, the Company acquired Voice Plus, Inc. ("VPI" or "Voice Plus"), a California corporation, pursuant to a transaction by which VPI merged with a subsidiary of NHancement, whereupon VPI, as the surviving corporation, became a wholly-owned subsidiary of NHancement (the "VPI Acquisition"). The acquisition was accounted for as a purchase, and, accordingly, the results of VPI's operations were included in the Company's consolidated financial statements commencing February 3, 1997. For financial accounting purposes, BFI is deemed to be the acquirer of VPI.

Effective November 12, 1997, BioFactors, Inc. was merged with and into Voice Plus, Inc. in a statutory merger intended to qualify, for federal income tax purposes, as a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. Voice Plus is the surviving corporation in the merger transaction with BioFactors, and the separate existence of BioFactors ceased on the effective date of the merger. The operations of the combined entity are being conducted under the name of "Voice Plus", which is headquartered in Fremont, California. Voice Plus remains a wholly-owned subsidiary of NHancement.

On December 15, 1997, NHancement purchased one hundred percent (100%) of the outstanding shares of Advantis Network & System Sdn Bhd ("Advantis"). As a result of the acquisition, Advantis became a wholly-owned subsidiary of NHancement. Advantis is a telecommunications systems integrator. The operations of the entity were conducted under the name of "Advantis Network & System Sdn Bhd," which is headquartered in Kuala Lumpur, Malaysia. The acquisition was accounted for as a purchase, and, accordingly, the results of Advantis operations were included in the Company's consolidated financial statements commencing December 15, 1997.

On September 24, 1998, management made a decision to dispose of Advantis. On September 30, 1998, the Company and three of the former shareholders of Advantis entered into a guarantee agreement pursuant to which each such shareholder agreed to guarantee repayment of the outstanding loan (Note 2) made by the Company to Advantis (together with all the interest accrued to date) pursuant to that certain loan agreement and related promissory notes dated July 7, 1997. In exchange, the Company delivered all of the Advantis shares and transferred its ownership interest in Advantis to the original shareholders in full and final settlement of any and all damages the Company may have suffered as a result of the breaches of certain representations and warranties made by such shareholders pursuant to that certain agreement for the sale of shares in Advantis dated June 20, 1997.

On June 22, 1998, NHancement purchased one hundred percent (100%) of the outstanding shares of Infotel Technologies (Pte) Ltd ("Infotel"). As a result of the acquisition, Infotel became a wholly-owned subsidiary of NHancement. The operations of the entity are being conducted under the name of "Infotel Technologies (Pte) Ltd" which is headquartered in Singapore. The acquisition was accounted for as a purchase, and, accordingly, the results of Infotel's operations were included in the Company's consolidated financial statements commencing June 22, 1998.

The business of NHancement is conducted by its operating company subsidiaries, Voice Plus, Inc., whose name was recently changed to NHancement Technologies North America, Inc. and Infotel Technologies (Pte) Ltd.

BUSINESS

The Company, via its Voice Plus subsidiary, is a systems integrator and distributor of voice processing equipment. VPI also provides various services including equipment installation, technical support and ongoing maintenance. Revenues generated by Voice Plus represented approximately 68% of total 1998 consolidated net revenues. VPI maintains offices in the states of California, New York, Georgia, Arizona, Utah and Texas.

Infotel is a provider and integrator of infrastructure communications equipment products, providing radar system integration, turnkey project management services and test instrumentation, as well as a portfolio of communication equipment in Asia. Infotel was acquired on June 22, 1998, and represented approximately 32% of total 1998 consolidated net revenues.

In March 1998, the Company formalized a plan to exit from the business related to its FACTOR 1000-Registered Trademark- product, which measures human sensorimotor skills to determine an individual's performance readiness and fitness to perform, given the resources required to develop a market for the product and the need to dedicate its financial resources required to develop a market for the product and the need to dedicate its financial resources to its other core businesses. The remaining assets and liabilities associated with the FACTOR 1000-Registered Trademark- product at September 30, 1998 and December 31, 1997 and the related revenues and expenses for the year then ended were insignificant. Management does not expect to incur a loss on the planned sale of the FACTOR 1000-Registered Trademark- product. The Company's FACTOR 1000-Registered Trademark- system is based upon the Critical Tracking Task (CTT) software, which is exclusively licensed from Systems Technology Inc. (STI) in Hawthorne, California. The license agreement with STI is effective through November 2008 and grants the Company the right to issue sublicenses during the term of the agreement. Under the terms of a sublicense agreement entered into with SportsTrac, Inc., a company whose chief executive officer is a minority stockholder and former executive officer of the Company, the Company has granted an exclusive world-wide sublicense for sports and on-field-athletic-performance related users of the FACTOR 1000-Registered Trademark- system through November 2008.

CHANGE IN FISCAL YEAR-END

On July 30, 1998, the Board of Directors of NHancement Technologies Inc. approved a resolution to change the Company and its Subsidiaries fiscal year-end to September 30. As a result, a transition period for the nine months ended September 30, 1998, is presented herein. Consequently, the Consolidated Balance Sheet has been prepared as of September 30, 1998. The Consolidated Statements of Operations and Cash Flows present audited information for the year ended December 31, 1997, and the nine months ended September 30, 1998 as well as unaudited information for the nine months ended September 30, 1997.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiaries Voice Plus, Inc. and Infotel Technologies (Pte) Ltd. since their respective dates of acquisition (Note 1). The results of operations related to Advantis have been reported as discontinued operations. Significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

The Company recognizes revenue under several methods as dictated by the nature of the service or product provided and the terms of the sales agreement. Generally, system sales are recognized when all significant uncertainties about customer acceptance of the system have been resolved. Once system installation is complete, seller obligations, including estimated future technical support costs, are immaterial. Revenue from maintenance contracts is prorated over the life of the contract, normally one year, although the entire amount of the contract is collected at the beginning of the term. Services, labor and the sale of parts, upgrades, moves, adds and changes are recorded in the period shipped or provided. Revenues under fixed price contracts is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods). Claims for extra work are included in revenues when collection is probable.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

The Company's Infotel subsidiary maintains fixed deposits to secure bankers' guarantees of its performance on radar system integration projects. The restrictions on these funds are released when the projects are completed. Guaranteed work secured by these deposits is expected to be completed within one year.

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

EXCESS OF COST OVER NET ASSETS ACQUIRED

The excess of cost over net assets acquired ("goodwill"), which relates to the Company's acquisition of Voice Plus, Inc. and Infotel Technologies (Pte) Ltd. is being amortized over a five to ten year period using the straight-line method. Effective September 30, 1998 the Company reduced the amortization period on the Voice Plus, Inc. goodwill from five years to three years based on management s estimate.

LONG-LIVED ASSETS

Long-lived assets are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets to be held and used affected by such impairment issues are depreciated or amortized at their new carrying amount over the remaining estimated life, assets to be paid or otherwise disposed of are not subject to further depreciation or amortization. In determining whether an impairment exists, the Company compares undiscounted future cash flows to the carrying value of the asset. When undiscounted future cash flows are less than the carrying value of the asset, the Company records an impairment loss based on the estimated fair market value of the impaired asset.

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

STOCK-BASED COMPENSATION

Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income (loss) and earnings (loss) per share as if the fair value method had been adopted. The Company has elected to continue to account for stock-based compensation under APB No. 25 for transactions involving employees.

NET LOSS PER SHARE

Effective for the year ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Because of losses in 1997 and 1998, calculations under SFAS No. 128 were the same as those under the prior method. Options and warrants to purchase 1,225,200 and 1,154,100 shares were outstanding during the nine months ended September 30, 1998 and year ended December 31, 1997 respectively, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

                                                  Summary of Accounting Policies

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other statements. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. These financial statements reflect the adoption of this standard, and report comprehensive income (loss) of $(2,659,400) and ($4,579,900) for the nine months ended September 30, 1998 and year ended December 31, 1997. Results of operations and financial position, however, were unaffected by the implementation of this standard.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, ("SFAS No. 131") which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for the period beginning after December 15, 1997 and requires comparative information for earlier years to be restated. These financial statements include the disclosures required by this statement.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' DISCLOSURES ABOUT PENSIONS AND OTHER POST RETIREMENT BENEFITS ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when previous related accounting standards were issued. SFAS No. 132 is effective for financial statements for the period beginning after December 15, 1997, and requires comparative information for earlier years to be restated unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. The Company's financial statement disclosures did not need to be modified and the results of operations and financial position were unaffected by implementation of this standard.

In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. However, in light of its recent acquisition of Infotel, management may enter into derivative contracts to hedge its foreign currency risk in the future. The Company has not yet evaluated the financial statement impact of adopting this new standard.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiary are translated at the exchange rate on the balance sheet date, while revenues and expenses are translated at average rates prevailing during the period. Translation adjustments are reported as a component of stockholders' equity and as a separate component of comprehensive income (loss).

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable and debt. The carrying value of cash and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets. The carrying value of short-term debt approximates fair value based upon short-term borrowings at market rate interest.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

                                      Notes To Consolidated Financial Statements

1.   LIQUIDITY

The Company has incurred losses from continuing operations for the year ended December 31, 1997 and the nine months ended September 30, 1998 of $4.6 million and $1.5 million and it expects to incur a net loss in excess of $1.0 million for the quarter ended December 31, 1998. The losses in 1997 and for the nine-month period ended September 30, 1998 include non-cash charges for goodwill impairment of $4.0 million and $525,000. Working capital at September 30, 1998 was $400,000 and likely will decrease as of December 31, 1998 based on the expected loss and negative cash flow for the quarter then ended. Continued losses could have a material adverse effect on the financial condition of the Company.


To improve the liquidity and future cash flows, management made the decision to restructure operations in early January 1999, subject to Board approval, and expects to implement the plan in the month of January. Under the plan, headcount is expected to decrease by 10%, including the President of the Company, cost reductions will be implemented in corporate overhead, travel, discretionary sales expenses, outside services and general and administrative expenses. Additionally, the Company negotiated an increase in its short- term credit facility from $1 million to $2 million. Based on discussions with its financial advisors, management believes it can raise additional equity. Although no assurances can be given that above efforts will be successful, management believes these measures, together with its cash balances as of December 31, 1998 of about $1.3 million, will provide sufficient cash flow for future operations.

2.   BUSINESS ACQUISITIONS

On February 3, 1997, NHancement merged a wholly-owned subsidiary with and into BFI, whereupon BFI, as the surviving corporation, became a wholly-owned subsidiary of NHancement, and shares of NHancement common stock were exchanged for all the issued and outstanding common stock of BFI, in a ratio of three shares of NHancement Common Stock for every four shares of BFI Common Stock.

Also, on February 3, 1997, the Company entered into a stock purchase agreement with Voice Plus, Inc., pursuant to a transaction by which the Company merged a wholly-owned subsidiary with and into VPI whereupon VPI, as the surviving corporation, became a wholly-owned subsidiary of the Company. This merger provided for the exchange of (i) the Company's unsecured promissory note in a principal amount of $1,000,000, bearing interest at the medium term T-bill rate, with all principal and accrued interest paid in full during 1997, (ii) the Company's unsecured promissory note in a principal amount of $500,000, bearing interest at the medium term T-bill rate, due on the third anniversary of the consummation of the merger subject to accelerated payment based upon quarterly earnings, of Voice Plus, and (iii) shares of NHancement common stock with an estimated fair value of $4,680,000 (of which, shares valued at $2,400,000 were sold in the IPO, and the remainder of the shares are subject to restrictions on transferability under the Securities Act of 1933 (as amended) and pursuant to a lock-up agreement with the underwriter of the IPO), for all the issued and outstanding common stock of VPI.

The carrying value of goodwill is periodically evaluated by the Company based on the estimated future undiscounted operating cash flows of the related business. Because of continued changes occurring in voice processing technology and continued losses in the Voice Plus subsidiary, the estimated future undiscounted operating cash flows of Voice Plus, Inc. are less than those estimated at the time of its acquisition and less than the carrying amount of the excess of cost over net assets acquired at September 30, 1998. As such, the Company has recorded an impairment loss of $525,000, representing the difference between the carrying amount of goodwill over its estimated fair value. Fair value was determined using estimated future cash flows of Voice Plus, Inc. In addition, the useful life of the $750,000 balance of the goodwill of Voice Plus, Inc. at September 30, 1998 was reduced from five years to three years. In addition, the Company recorded an impairment loss of $4,084,300 at December 31, 1997. Net operating losses in 1997 led management to evaluate goodwill related to Voice Plus, Inc for impairment. The impairment resulted from voice processing technology changes and uncertainties regarding the Company's distributor relationship with its principal supplier, Centigram Communications Corporation. These aforementioned factors led management to downgrade its expectations of future operating results from those anticipated at the time of the acquisition.

On December 15, 1997, the Company consummated the acquisition of Advantis Network & System Sdn Bhd, a Malaysian corporation, pursuant to a transaction by which Advantis merged with NHancement, whereupon Advantis became a wholly-owned subsidiary of NHancement. The initial consideration payable to the Advantis shareholders in connection with the acquisition was 208,500 shares of common stock of NHancement to be paid to each Advantis shareholder pro rata proportional to his Advantis share ownership. As discussed in the "Organization"
section in the Summary of Accounting Policies, the Company returned all its Advantis shares to the former Advantis shareholders in exchange for their personal guarantee of repayment of an outstanding loan made by the Company to Advantis.

On June 22, 1998, the Company acquired all outstanding shares of common stock of Infotel Technologies (Pte) Ltd., a Singapore corporation. The consideration paid to the Infotel shareholders consisted of cash of S$3,780,000 (US$2,356,300 at a translation rate of 1.62) and 433,000 shares of common stock of NHancement

("Acquisition Shares"). If the price per share of the Company's Common Stock is less than $5.00 on the first anniversary of the Infotel acquisition, 50% of the initial shares issued to the Infotel shareholders is subject to adjustment and the remaining 50% is subject to adjustment on the second anniversary if the per share price is less than $5.00. Should the Company's Common Stock price be below $5.00 per share on either of these dates, the Infotel shareholders would be entitled to receive that number of shares equal to the lesser of (i) one-half the initial shares valued at $5.00 per share divided by the fair market value per share minus one-half of the initial shares or (ii) one-half the initial shares valued at $5.00 per share divided by $2.75 (subject to adjustment for stock splits and the like). At the September 30, 1998 price per share of the Company's Common Stock, these calculations would result in approximately 354,000 of additional shares being issued to the Infotel shareholders. Additionally, the Infotel shareholders have the opportunity to receive up to a maximum of S$3,200,000 (approximately US$1,907,000 at current rates) in additional cash payments if Infotel exceeds certain minimum profit levels totaling S$1.6 million (US$953,500) during the two year period ending June 30, 1999. Management has recorded as additional purchase consideration of $1,390,400 based on Infotel's profits for the year ended June 30, 1998. All Acquisition shares were distributed to the Infotel shareholders pursuant to the Agreement were issued by NHancement in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and are subject to restrictions on transferability under the 1933 Act. In addition, the Acquisition Shares are subject to a lock-up provision prohibiting transfer of fifty percent (50%) of the shares for one year following the effective date of the initial agreement, and prohibiting transfer of the remaining fifty percent (50%) until the second anniversary of the effective date of the initial agreement.

As of September 30, 1998, the purchase price of Infotel and excess of cost over net assets acquired ("goodwill") recorded in connection with the Infotel acquisition are summarized as follows:


       CONSIDERATION
           Common stock - 433,000 shares subject to a share price guarantee     $1,840,400
           Cash                                                                  2,356,300
           Accrued purchase consideration                                        1,390,400
                                                                              ------------
       Total consideration                                                       5,587,100
                                                                              ------------
                                                                              ------------

           Net assets acquired (1)                                               3,849,000
           Cost of acquisition                                                    (190,000)
                                                                              ------------
                                                                                 3,659,000
                                                                              ------------
       Excess of cost over net assets acquired                                  $1,928,100
                                                                              ------------
                                                                              ------------

       (1) Consists principally of the following:
           Cash and cash equivalents                                            $2,326,000
           Accounts receivable                                                   2,050,000
           Inventories                                                           1,651,000
           Property and equipment                                                  374,000
           Other assets                                                            101,000
           Accounts payable and accrued expenses                                (2,014,000)
           Other liabilities                                                      (639,000)
                                                                              ------------
                                                                                $3,849,000
                                                                              ------------
                                                                              ------------

(1) The Company is in the process of valuing the net assets acquired from Infotel. Accordingly, the allocation of purchase price may be adjusted in future periods.

The following unaudited pro forma financial data consolidates the results of operations of the Company, Voice Plus and Infotel as if the acquisitions had occurred January 1, 1997 and January 1, 1998. The pro forma information gives effect to certain adjustments, including the amortization of excess cost over net assets acquired, the effect resulting from the renegotiation of employment agreements with key management employees of VPI, and additional interest expense on notes payable. This pro forma summary does not necessarily reflect results of operations as they would have been if the Company, Voice Plus and Infotel had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future. These proforma results exclude the loss from discontinued operations.

-------------------------------------------------------------------------------------
                                               YEAR ENDED          NINE MONTHS ENDED
                                           DECEMBER 31, 1997       SEPTEMBER 30, 1998
-------------------------------------------------------------------------------------
  Net revenues                                   $20,142,900              $15,788,200
  Loss before income taxes                        (4,534,000)                (895,600)
  Net loss                                        (4,724,400)              (1,150,400)
  Preferred dividends                                     --                 (435,700)
  Loss available to common stockholders           (4,724,400)              (1,586,100)
-------------------------------------------------------------------------------------
  Basic and diluted loss per share:
  Net loss per common share                           ($1.07)                  ($0.33)
  Weighted average shares                          4,433,400                4,867,000
-------------------------------------------------------------------------------------

3.   NOTES RECEIVABLE FROM RELATED PARTIES

At September 30, 1998, notes receivable from related parties consist of the following:

     ----------------------------------------------------------------------
     Note receivable from Advantis guaranteed by
     shareholders of Advantis, principal and interest due
     in monthly payments beginning January 1, 1999 through
     June 1, 2001 interest at 7%                                   $333,200

     Note receivable from an officer of the Company,
     interest at 7% with principal and unpaid interest due
     April 1999                                                      66,100
     ----------------------------------------------------------------------
                                                                    399,300
     Less current portion                                           171,400
     ----------------------------------------------------------------------
                                                                   $227,900
     ----------------------------------------------------------------------

4.   DUE TO FACTOR, STOCKHOLDERS AND OTHER OBLIGATIONS

Due to factor and other obligations consists of the following at September 30, 1998:

     ----------------------------------------------------------------------
     Due to factor with recourse, interest of 2% every 15
     days that the amount remains unpaid, collateralized
     by accounts receivable. This agreement provides for
     borrowings up to 80 % of eligible accounts receivable
     not to exceed $1,000,000.  The outstanding balance was
     repaid in October 1998.                                       $231,000
     ----------------------------------------------------------------------

     DUE TO STOCKHOLDERS
     Additional purchase consideration to former Infotel
     stockholders pursuant to the terms of the acquisition
     agreement of Infotel in June 22, 1998, due in February
     1999 (1)                                                    $1,390,400



     Note payable to certain management stockholders,
     interest at 10% principal and interest originally due
     September 30, 1998, repaid on November 5, 1998 without
     penalty.                                                       669,600

     Note payable to former sole stockholder of Voice Plus
     pursuant to the terms of the acquisition of Voice Plus
     in February 1997, interest at medium term T-bill rate
     (5.3% at September 30, 1998). (2)                              187,500
     ----------------------------------------------------------------------
     Total due to stockholders                                   $2,247,500
     ----------------------------------------------------------------------
     Capital lease obligations to various institutions
     interest at 12.25% - 14.56% payable over 2-3 years,
     commencing April 1998 through June 2001. (3)                  $113,300

     Less current portion                                            45,000
     ----------------------------------------------------------------------
     Long term portion                                              $68,300
     ----------------------------------------------------------------------
     ----------------------------------------------------------------------

(1) The purchase agreement allows for the former Infotel stockholders to receive up to a maximum of S$3,200,000 (approximately US$1,907,000 at current rates) in additional cash if Infotel exceeds certain minimum profit levels totaling S$1.6 million (US$953,500) during the two year period ending June 30, 1999. The Company has recorded additional purchase consideration on Infotel's profits for the year ended June 30, 1998.

(2) The Company issued an unsecured promissory note in a principal amount of $500,000, bearing interest at the medium term T-bill rate to the former sole stockholder of Voice Plus. Principal repayment of $62,500 per quarter plus all accrued interest is to be made for each quarter that Voice Plus is profitable (as defined) by one dollar, with the balance due on the third anniversary of the consummation of the merger. As of September 30, 1998, a principal balance of $187,500 remained unpaid.

(3) In 1998, the Company capitalized computer equipment with an original cost basis of $133,200 financed through capital leases. Accumulated depreciation for the assets at September 30, 1998 was $12,900.

Future minimum annual principal payments on these obligations are as follows:

                   ---------------------------------------------
                   YEARS ENDING SEPTEMBER 30              AMOUNT
                   ---------------------------------------------
                             1999                     $2,523,500
                             2000                         43,200
                             2001                         25,100
                   ---------------------------------------------
                                                      $2,591,800
                   ---------------------------------------------
                   ---------------------------------------------

5.   STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK
The Company is authorized to issue 2,000,000 shares of preferred stock with designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or, other rights of the holders of the Company's common stock. However, all equity issuances that result in dilution to stockholders of over 20% requires a vote of the existing stockholders, pursuant to Nasdaq rules.

On April 13, 1998, the Company issued 12,500 shares of Preferred Stock. Under the terms of the Securities Purchase Agreement, the Company received $1,250,000 (less commissions and certain other costs and expenses of approximately $265,300). The preferred stock is convertible into common stock at the lesser of the five day average closing bid price at the time of signing or 75% of the five day average closing bid price at the time of conversion. The 25% conversion discount has been reflected as a preferred stock dividend and has resulted in an increase in the loss applicable to common stockholders in computing net income (loss) per share. For the nine months ended September 30, 1998, the Company has recorded a deemed dividend of $416,700.

As of September 30, 1998, 9,300 preferred shares were converted into common stock. Additionally, the Company amended the agreement in September of 1998 limiting further dilutive issuances under the financing agreement, except by mutual consent of the Preferred Stockholders and the Company.

COMMON STOCK
In February 1997, pursuant to the BFI Merger Agreement, all outstanding shares of BFI common stock were exchanged for the Company's common stock. The consolidated financial statements have been retroactively restated to give effect to the 3-for-4 exchange ratio in connection with the BFI Merger (Note 2). Accordingly, all references in the consolidated financial statement to share amounts and per share amounts have been adjusted to reflect the BFI Merger exchange.

On February 3, 1997, the Company issued 1,312,500 shares of its common stock and $1,500,000 in promissory notes to the sole stockholder of VPI in exchange for all of the outstanding shares of VPI.

Immediately preceding the Company's IPO, certain of the holders of the Company's convertible notes had those notes, and any accrued interest thereon, converted into 258,200 shares of the Company's common stock (Note 12).

On February 4, 1997, the Company completed an IPO of its shares, selling 2,045,000 shares of its common stock, including the over-allotment, to the public and raising approximately $6.5 million net of fees and expenses. In addition, the former sole stockholder of VPI sold 600,000 of his shares of Company stock in the IPO (Note 12).

Effective December 15, 1997, the Company issued 208,500 shares of the Company's common stock for all of the outstanding shares of Advantis Network & Systems Shd. Bhd. Effective September 30, 1998, the Advantis common shares were transferred from the Company to the former shareholders of Advantis in exchange for a guarantee of repayment of a loan made by the Company to Advantis (Notes 3 and 15).

Effective June 22, 1998, the Company issued 433,000 shares of its common stock, paid cash of $2,356,300 and recorded a payable of $1,390,400, which reflects performance payments due to the former Infotel shareholders based on Infotel's fiscal 1998 earnings results, in exchange for all of the outstanding shares of Infotel, and Infotel became a wholly-owned subsidiary of the Company. (Note 2)

From June 22, 1998, through September 30, 1998, 9,300 preferred shares plus dividends earned of $11,500 were converted into 709,235 shares of common stock.

6.   STOCK OPTIONS AND WARRANTS

STOCK OPTIONS
BFI's Stock Option Plan, adopted in February 1994, (the BFI Plan) provided for the granting of 976,500 stock options (after giving effect to the 3-for-4 exchange ratio in connection with the BFI Merger). Upon consummation of the BFI Merger (Note 1), the stock options outstanding under BFI's Plan were re-granted by the Company and are subject to the terms of the Equity Incentive Plan adopted by the Company and approved by its stockholders on January 23, 1997. At its August 1997, stockholders meeting, the stockholders of the Company approved an increase to the Company's stock option plan of 500,000 shares. The Company's Board of Directors administers the Equity Incentive Plan. Options granted may be either incentive stock options, as defined in the Internal Revenue Code, or non-qualified options. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date of grant. The vesting schedule for incentive stock options usually covers a three or four year period ranging from one-third immediately, and the remainder equally over the next two years, to 25% at the end of the first year and the remainder monthly over the next three years. Vesting for non-qualified stock options is determined on a grant-by-grant basis. Incentive stock options must have an exercise price of not less than fair market value of the common stock on the date of grant (or, for incentive stock options granted to a person holding more than 10% of the voting power of the Company, options must have an exercise price equal to 110% of the fair market value, and be exercisable for a period of five years). The aggregate fair value of the common stock subject to options granted to an optionee that are exercisable for the first time by an optionee during any calendar year may not exceed $100,000. Options generally expire three months following termination of employment. The Company recorded compensation expense related to grants and exercise of stock options of $3,800 in 1997 and $10,600 in 1998.

The following table summarizes transactions pursuant to the Company's Plan:

                                                                                                                          Weighted
                                          Weighted                                                                         Average
                                           Average                                                                        Remaining
                                      Option Price                                                Available for         Contractual
                                         Per Share         Outstanding          Exercisable               Grant                Life
-----------------------------------------------------------------------------------------------------------------------------------
 JANUARY 1, 1997                             $3.20             534,400              387,400             442,100           8.8 YEARS
-----------------------------------------------------------------------------------------------------------------------------------
 Added to option reserve                                            --                   --             500,000
 Canceled                                     3.20            (126,600)             (59,800)            126,600
 Granted                                      3.15             746,300                  --             (746,300)            10 years
 Became exercisable                           3.50                   --             113,000                  --
-----------------------------------------------------------------------------------------------------------------------------------
 DECEMBER 31, 1997                            3.16           1,154,100              440,600             322,400             9 YEARS
-----------------------------------------------------------------------------------------------------------------------------------
 Granted                                      2.05             258,000                  --             (258,000)           10 years
 Canceled                                     2.69            (186,900)             (98,400)            186,900
 Became Exercisable                           3.68                   --             161,300                  --

-----------------------------------------------------------------------------------------------------------------------------------
 SEPTEMBER 30, 1998                          $3.00           1,225,200              503,500             251,300           8.5 YEARS
-----------------------------------------------------------------------------------------------------------------------------------

The Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for the plan. Under APB Opinion No. 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement No. 123. The Company estimates the fair value of each stock option at the grant date by using a modified Black-Scholes pricing model with the following weighted-average assumption used for grants in nine months ended September 30, 1998 and the year ended December 31,1997, respectively: no dividend yield for any year; expected volatility of 42% and 20%; risk-free interest rates of 6.6% in both periods; and expected lives of approximately three to five years. The weighted average fair value of options granted in nine months ended September 30, 1998 and the year ended December 31,1997 was $0.96 and $0.99.

Under the accounting provisions of FASB Statement No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

     --------------------------------------------------------------------------
                                                YEAR ENDED    NINE MONTHS ENDED
                                         DECEMBER 31, 1997   SEPTEMBER 30, 1998
     --------------------------------------------------------------------------
       Net loss
            As reported                       $(4,591,200)         $(2,473,200)
            Pro forma                         $(4,749,100)         $(2,647,600)
            Per share as reported                  $(1.18)              $(0.61)
            Per share pro forma                    $(1.22)              $(0.64)
     --------------------------------------------------------------------------

The above pro forma information includes only the effects of 1997 and 1998 grants. Because options potentially vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net earnings in future years.

WARRANTS
In connection with certain debt financing and the IPO, the Company has granted various warrants to purchase common stock. The following schedule summarizes the activity:

-------------------------------------------------------------------------------------------------------
                                                          WEIGHTED                    WEIGHTED AVERAGE
                                                          AVERAGE                        REMAINING
                                                       WARRANT PRICE                  CONTRACTUAL LIFE
                                                         PER SHARE      OUTSTANDING
------------------------------------------------------------------------------------------------------
JANUARY 1, 1997                                                 $5.18        617,100         3.0 years
------------------------------------------------------------------------------------------------------
Warrants issued to Underwriter in connection with               $4.80        230,000
Initial Public Offering
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997                                               $5.08        847,100         2.6 years
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998                                              $5.08        847,100         1.9 years
------------------------------------------------------------------------------------------------------

7.   COMMITMENT AND CONTINGENCIES

The Company's impairment testing business exposes it to potential litigation (i) by employees of companies using the FACTOR 1000-Registered Trademark- system if the employee's employment relationship is affected thereby and (ii) by third parties who may be indirectly affected by the Company's services or products. Product and service liability insurance is expensive, to the extent it is available at all. As of September 30, 1998, the Company maintained general liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate, and an umbrella policy with a $5.0 million limit. The Company maintains product liability insurance of $2.0 million per occurrence and $2.0 million in the aggregate.

The Company's FACTOR 1000-Registered Trademark- product is based on licensed technology. Accordingly, the Company is required to pay a royalty of up to 8.5% of sales of the related product. Beginning January 1997, the license agreement also provides for a minimum aggregate payment over each three-year period of $150,000. In addition, the Company's license permits the sublicense of the CTT technology and requires that the Company make payments to its licensor on such sublicensing arrangements as follows: (i) a royalty payment of 8.5% on up to $250,000 of the initial sublicense fee and 50% of any sublicense fee in excess of $250,000; and (ii) a royalty payment equal to 50% of the sublicense fee, which amount must be at least 4.25% of the sublicensee's gross contract revenue. The Company's ability to sell its product is dependent on the continuation of this license. See business section of summary of accounting policies regarding the Company's March 1998 formalization of a plan to exit from the business related to its FACTOR 1000-Registered Trademark- product. The Company has not currently met their minimum aggregate payment. If the Company does not make the payment they will loose exclusivity of the licensed technology. At this time, the Company will allow the exclusivity of the technology to lapse if necessary.

The Company leases certain property consisting of corporate and sales office facilities and equipment under operating leases that expire at varying dates through August 2000. Certain facility leases require the Company to pay real estate taxes, maintenance and utilities. Future minimum annual commitments under these leases are as follows:

              ---------------------------------------------------
                YEAR ENDING SEPTEMBER 30, 1998            AMOUNT
              ---------------------------------------------------
                                1999                    $417,800
                                2000                     229,600
              ---------------------------------------------------
                                                        $647,400
              ---------------------------------------------------

Rent expense for the years ended December 31, 1997 and nine months ended September 30, 1998 was $287,500 and $271,200.

The Company has entered into employment agreements with two officers that provide for specified severance payments should the Company terminate the executive's employment with the Company, other than for cause. The amount to be paid is two years' base salaries and bonuses. The Company also had an employment agreement with the former president of the Voice Plus subsidiary (Mr. Gillespie). Mr. Gillespie decided to terminate his employment in April 1998 and to provide consulting services to the Company with annual payments of $115,000. Additionally, the agreement also contains provisions for confidentiality and convenants not to compete, solicit customers or hire employees for two years after the expiration of this consulting agreement.

8.   RELATED PARTY TRANSACTIONS

During 1998, the Company paid notes payable from certain management stockholders totaling $669,600 in principal and interest (Note 4).

At September 30, 1998, the Company had additional purchase consideration to the former Infotel stockholders pursuant to the terms of the acquisition totaling $1,390,400 (Note 4).

At September 30, 1998, the Company had notes receivable from stockholders and former subsidiary totaling $399,300 (Note 3). As of December 31, 1997 there was a $204,000 note receivable from Advantis stockholders to Advantis that was included in the consolidated financial statements of the Company. This receivable was returned to Advantis in conjunction with the disposal of Advantis (Note 2).

At September 30, 1998, the Company owed $187,500 to a stockholder of the Company in connection with the acquisition of Voice Plus (Note 4). During 1998, the Company paid $62,500 in principal and $10,100 in interest to this stockholder. During 1997 the Company paid $1,250,000 in principal and $36,100 in interest to this stockholder.

9.   CONCENTRATION RISK

Revenues from two customers accounted for approximately 19% and 7% of total net revenues during the year ended December 31, 1997, and 26% and 12% of total net revenues during the year ended September 30, 1998.

Included in accounts receivable at September 30, 1998 is $988,700 and $579,400 due from these two customers.

Trade accounts receivable are due from numerous customers located in many geographic regions throughout the United States and Singapore. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. The Company does not require collateral from its customers.

The Company's Voice Plus subsidiary historically purchases substantially all of its inventory requirements from one vendor, Centigram Communications Corporation ("Centigram"). In May 1998, Centigram sold its Customer Premise Equipment ("CPE") to Mitel Corporation which now markets certain Centigram's products through a newly formed subsidiary, Baypoint Innovations. Any termination or adverse change in the Company's distributor relationship with Centigram or Baypoint Innovations would have a material adverse impact upon the Company's voice processing business.

Cash and cash equivalents are held principally at three high quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit.

10.  INCOME TAXES

From its inception, the Company has generated losses for both financial reporting and tax purposes. For the year ended December 31 1997, substantially all of the loss was attributable to domestic operations. For the nine months ended September 30, 1998, $1,615,800 of the pretax loss was attributable to U.S. operations, $414,200 was attributable to foreign operations and a loss of $368,600 was incurred for the disposal of Advantis. As of September 30, 1998, the Company's net operating losses for federal income tax purposes were approximately $9 million, and expire between the years 2008 and 2013. For state income tax purposes, as of September 30, 1998, the Company had net operating loss carryforwards of approximately $811,000, which expire in 2003. The use of Federal net operating loss caryforwards is subject to an annual limit of approximately $250,000 as the Company has incurred an ""ownership change". Deferred tax assets, the majority of which are noncurrent, at September 30, 1998 consist primarily of following:

      ---------------------------------------------------------------
     Cash to accrual change for tax purposes                  $297,800
     Reserves and accrued liabilities                          426,400
     Depreciation and amortization                            (109,900)
     Net operating loss carryforwards                        3,013,100
     -----------------------------------------------------------------
     Gross deferred tax asset                                3,627,400
     Less valuation allowance                               (3,627,400)
     -----------------------------------------------------------------
     Net deferred tax asset                                        $--
     -----------------------------------------------------------------

Income taxes for the nine months ended September 30, 1998 consist primarily of:

     ----------------------------------------------------------------------
                                       CURRENT        DEFERRED    EXPENSE
     ----------------------------------------------------------------------
     Continued Operations:
     Federal                             $ --           $ --           $ --
     State                              1,800             --          1,800
     Singapore                         71,000         (2,000)        69,000
      ---------------------------------------------------------------------
                                       72,800         (2,000)        70,800
      ---------------------------------------------------------------------
     Discontinued Operations:
     Malaysia                           3,800             --          3,800
     ----------------------------------------------------------------------
                                      $76,600        ($2,000)       $74,600
     ----------------------------------------------------------------------

There was no income tax expense for the year ended December 31, 1997.

The differences between income taxes and amounts determined by applying the federal statutory rate to income before income taxes were:

          ------------------------------------------------------------------------
                                            Year Ended         Nine Months Ended
                                         December 31, 1997     September 30, 1998
          ------------------------------------------------------------------------
          Federal Tax                       $(1,561,000)            $(904,200)
          State Tax                            (282,000)             (162,200)
          Foreign Taxes                              --                73,000
          Goodwill                            1,865,000               300,700
          Loss on Sale of Subsidiary                 --                30,000
          Other                                $(22,000)                   --
          Tax benefits from losses not recognized    --               737,300
          ------------------------------------------------------------------------
                                                    $--               $74,600
          ------------------------------------------------------------------------
          ------------------------------------------------------------------------

The valuation reserve increased by $870,300 during the nine months ended September 30, 1998 and decreased by $342,900 during the year ended December 31, 1997. At September 30, 1998, the Company established a 100% valuation allowance for the gross deferred tax asset in the U.S. since management could not determine that it was more likely than not that the deferred tax asset can be realized.

11.  EMPLOYEE COMPENSATION AND BENEFITS

The Company's Voice Plus subsidiary has a 401(k) profit sharing plan in which all qualifying employees with a minimum of 1,000 hours of service at year end are eligible to participate. Matching contributions are made at the discretion of the Company's Board of Directors. The Company pays all fees to administer the plan. There were no matching contributions during the year ended December 31, 1997, or the nine-month period ended September 30, 1998.

12.  INITIAL PUBLIC OFFERING

On February 4, 1997, the Company completed its IPO of 2,300,000 shares of $0.01 par value common stock, of which 1,700,000 shares were sold by the Company and 600,000 shares, representing a portion of the consideration for the outstanding shares of VPI, were sold by a stockholder of the Company. On February 11, 1997, the underwriters exercised an option to purchase from the Company an additional 345,000 shares of common stock to cover over-allotments. The Company raised approximately $6.5 million of funds, net of underwriting commissions, printing costs, legal and accounting fees and other offering expenses totaling approximately $1,660,200, from the offering (including the over-allotment shares) and did not receive any of the proceeds from the sale of shares by the stockholder. The Company's common stock is quoted on the NASDAQ Stock Market Small Cap System. In connection with the closing of the IPO, the Company converted certain notes and related accrued interest in an aggregate amount of $1,032,600 to common stock and issued warrants for various amounts of common stock for every $1,000 of notes.

13.  EARNINGS PER SHARE

Earnings per share were computed under the provisions of SFAS 128, EARNINGS PER SHARE. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

---------------------------------------------------------------------------------------------------------------
                                                                     YEAR ENDED             9 MONTHS ENDED
                                                                     DECEMBER 31,           SEPTEMBER 30,
NET INCOME (LOSS) - NUMERATOR                                            1997            1997          1998
---------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)
Net income (loss)                                                   ($4,591,200)       $230,000    ($2,473,200)
Preferred stock dividends (1)                                                --              --       (435,700)
---------------------------------------------------------------------------------------------------------------
Basic and diluted net income (loss) applicable to common stock      ($4,591,200)       $230,000    ($2,908,900)
---------------------------------------------------------------------------------------------------------------
COMMON SHARES - DENOMINATOR
     Basic weighted average common shares outstanding                 3,883,300       3,713,000      4,802,300
     Options and warrants                                                    --          77,900             --
---------------------------------------------------------------------------------------------------------------
     Diluted weighted average common shares outstanding               3,883,300       3,790,900      4,802,300
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

  (1) Includes deemed dividend on preferred stock convertible at a discount of $416,700

14.  SEGMENT REPORTING

NHancement adopted SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, during 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.

NHancement's reportable operating segments include Voice Plus and Infotel. Voice Plus a systems integrator and distributor of voice processing equipment operating in the U.S., provides equipment installation, technical support and ongoing maintenance. Voice Plus derives substantially all of its revenue from sales in the U.S. Infotel, a provider and integrator of infrastructure communications equipment products, operating in Asia, provides radar system integration, turnkey project management services and test instrumentation, Infidel derives substantially all of its revenue from sales in Asia.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

September 30, 1998(1)
------------------------------------------------------------------------------------------------------------------------------
                                                              VPI             INFOTEL             OTHER(2)            TOTAL(4)
------------------------------------------------------------------------------------------------------------------------------
     Net Sales to external customers                   $6,391,700          $3,036,000             $14,500          $9,442,200
     Income (loss) from continuing operations          (1,100,000)             94,400            (517,600)         (1,523,200)
     Interest Income                                       37,300              15,000              24,600              76,900
     Interest Expense                                     (97,900)                 --             (41,000)           (138,900)
     Tax expense                                            1,800              69,000                  --              70,800
     Total assets                                       4,165,400           5,488,600           3,217,300          12,871,300
     Depreciation and Amortization (3)                    884,700              88,600              10,300             983,600
-----------------------------------------------------------------------------------------------------------------------------

(1) The data presented for 1998 represents the nine-month period from January 1, 1998 through September 30, 1998, except for the Infotel data that represents the period from acquisition on June 22, 1998 through September 30, 1998.

(2) Other includes corporate expenses. Additionally, management's reports include goodwill for Infotel in total assets.

(3) VPI includes goodwill impairment loss of $525,000 and amortization of the excess of costs over net assets acquired of $225,000.

(4) The data presented does not include the loss on the sale of Advantis or the loss from its Advantis' operations.


December 31, 1997
------------------------------------------------------------------------------------------------------------------------------
                                                              VPI             INFOTEL             OTHER(2)            TOTAL(4)
------------------------------------------------------------------------------------------------------------------------------
Net Sales to external customers                        $8,714,800                $ --             $23,000          $8,737,800
Income (loss) from continuing operations               (3,694,300)                 --            (900,000)         (4,594,300)
Interest Income                                            37,700                  --              99,200             136,900
Interest Expense                                          (43,900)                 --             (34,000)            (77,900)
Total assets                                            3,584,100                  --           2,726,100           6,310,200
Depreciation and Amortization(1)                        4,794,100                  --              14,500           4,808,600
-------------------------------------------------------------------------------------------------------------------------------

(1) VPI loss includes an impairment loss $4,084,300 and amortization of the excess of costs over net assets acquired of $564,800.
(2)  Other includes corporate expenses.
(3)  The data presented does not include the operations and assets of Advantis.

15.  DISPOSAL OF ADVANTIS

On September 30, 1998 the Company sold its Advantis operations. The measurement date is September 24, 1998 and the disposal date is September 30, 1998, The loss from operations as of the measurement date to the disposal date was immaterial. Three of the former stockholders of Advantis entered into a guarantee agreement pursuant to which each such stockholders agreed to guarantee repayment of the outstanding loan of $300,000 made by the Company to Advantis (together with all the interest accrued to date) pursuant to a loan agreement and related promissory notes dated July 7, 1997 (Note 2). In exchange, the Company delivered all of the Advantis shares and transferred its ownership interest in Advantis to the original stockholders in full and final settlement of any and all damages the Company may have suffered as a result of the breaches of certain representations and warranties made by the three former Advantis stockholders who signed the guarantee pursuant to that certain agreement for the sale of shares in Advantis dated June 20, 1997. Revenues from Advantis were $569,500 and $245,200 for the nine months ended September 30, 1998 and the year ended December 31, 1997.

16.  DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

On February 3, 1997, the Company issued 1,312,500 shares of its Common Stock and $1,500,000 in promissory notes for all the outstanding shares of Voice Plus pursuant to a purchase and plan of merger agreement (Note 1).

On February 4, 1997, the Company issued 258,200 shares of its Common Stock as repayment of certain notes payable and accrued interest thereon (Note 11).

On December 15, 1997, the Company issued 208,500 shares of its Common Stock in exchange for all the outstanding shares of Advantis pursuant to a purchase and plan of merger agreement (Note 1).

On April 13, 1998, the Company issued 12,500 shares of preferred stock with a 25% conversion discount (Note 5). The 25% conversion discount has been reflected as a preferred stock dividend and has resulted in a

$416,700 increase in the loss applicable to common stockholders. From April 13, 1998 through September 30, 1998, $732,500 of preferred stock (9,300 preferred shares) and $11,500 of dividends on preferred stock were converted into 7,100 shares of common stock.

On June 22, 1998, the Company acquired all outstanding shares of Common Stock of Infotel Technologies (Pte) Ltd. In exchange for approximately 433,000 shares of the Company's Common Stock with an estimated value of $1,840,400 and $2,356,300 in cash. Additionally, management accrued additional purchase consideration of $1,390,400 based on Infotel's profits through June 30, 1998.

During the nine months ended September 30, 1998, the Company financed the purchase of $133,200 of computer equipment through capital leases.

17   SUBSEQUENT EVENTS:

On January 6, 1999, Mr. James S. Gillespie was appointed to fill a newly created vacancy on the Board of Directors of NHancement. Subsequently at the same meeting, Messrs. Boyle, Das and Nemetz resigned from the Board. On January 6, 1999, Mr. Goei resigned his positions as President and CEO pursuant to the terms of Separation Agreement approved by the Board of Directors, which modifies the terms of his Employment Agreement. Subsequently, Mr. Goei also resigned both from his position as Chairman of the Board and as a Board member. In exchange for Mr. Goei's resignation, the Company has agreed to a severance package with the following principal terms
(i) six and one-half months of regular pay at his current rate, (ii) Mr. Goei will continue to receive benefits under the Company's medical and group insurance plans through May 15, 1999, (iii) Mr. Goei to have use of the Company paid leased automobile through the end of the lease term in July 1999, (iv) the Company will reimburse moving expenses of approximately $70,000, (v) the Company will issue warrants to purchase 50,000 shares of NHancement Common Stock at the current fair market price, and (vi) Mr. Goei and the Company agree to a mutual waiver of all claims related to Mr. Goei's employment. On January 6, 1999, Mr. Douglas S. Zorn was appointed Interim President and CEO.

In October 1998, the Company secured a line of credit, with a monthly rate of 2.75%, providing for borrowings of up to 80% of eligible accounts receivable not to exceed $1 million, expiring in March 1999, with the option to renew for an aditional year. In January 1999, the Company's available line of credit was increased to $2 million and restrictions were eased on the types of receivables eligible for inclusion in the Company's borrowing base.