Form 10KSB/A
period 1998-09-30
NHANCEMENT TECHNOLOGIES INC
filed 1999-01-29
CIK 1025985

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                      ----------------------------------------
                                   FORM 10-KSB/A

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

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has traded on the over-the-counter market and has been quoted on The Nasdaq Stock Market SmallCap System under the symbol "NHAN" since the Company's February 4, 1997 initial public offering. As of December 31, 1998 there were approximately 1,111 shareholders of record. The Company's Series A Preferred Stock is not publicly traded and the underlying Common Stock is subject to receipt of Stockholder approval which has not yet been obtained. The underlying Common Stock was registered pursuant to a Registration Statement on Form S-3 declared effective by the SEC on June 2, 1998. The following table sets forth for the periods indicated the high and low closing prices for the Company's Common Stock as reported by Nasdaq.



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

     SIGNATURE                                 TITLE                           DATE
----------------------------      ------------------------------------    -------------
/s/ Esmond T. Goei*
--------------------------        Chairman of the Board and Director      Jan. 28, 1999
Esmond T. Goei                    (Former Principal Executive Officer)

/s/ Douglas S. Zorn*
--------------------------        President, Chief Executive Officer,     Jan. 28, 1999
Douglas S. Zorn                   Chief Financial Officer, Secretary
                                  and Director (Principal Executive,
                                  Financial and Accounting Officer)

/s/ James S. Gillespie*
--------------------------        Director                                Jan. 28, 1999
James S. Gillespie

/s/ Thomas J. Lawrence*
--------------------------        Director                                Jan. 28, 1999
Thomas J. Lawrence

*/s/ Douglas S. Zorn
--------------------------
Douglas S. Zorn, Attorney-In-Fact

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