Form 10QSB
period 1998-12-31
NHANCEMENT TECHNOLOGIES INC
filed 1999-02-16
CIK 1025985

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ----------------

                                 FORM 10-QSB

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 1998

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________to ___________

                       COMMISSION FILE NUMBER 0-21999
                                              -------

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


                             Yes  X    No
                                 ---      ---


             As of February 10, 1999, there were 5,717,228 shares of
                            Common Stock outstanding.

      Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                    ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown. These unaudited financial statements should be read in conjunction with the audited financial statements for the nine months ended September 30, 1998. The results for the three months ended December 31, 1998 are not necessarily indicative of the results of operations for a full year.

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                                and SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
                                                                     (Unaudited)

--------------------------------------------------------------------------------------------
                                                                               DECEMBER 31,
                                                                                   1998
--------------------------------------------------------------------------------------------
ASSETS
CURRENT
  Cash and cash equivalents                                                    $    612,700
  Restricted cash                                                                 1,080,000
  Accounts receivable, less allowance for doubtful accounts of $268,100           2,763,700
  Inventory                                                                       1,564,000
  Current portion of notes receivable from related parties                          207,900
  Prepaid expenses and other                                                        214,600
--------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                              6,442,900
--------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                                            2,181,200
  Less accumulated depreciation                                                    (761,100)
--------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                                       1,420,100
--------------------------------------------------------------------------------------------
Excess of cost over net assets acquired of Voice Plus, Inc., net of
 accumulated  amortization of $62,500 (Note 1)                                      687,500
Excess of cost over net assets acquired of Infotel, net of accumulated
 amortization of $95,600 (Note 1)                                                 1,832,400
Long-term portion of notes receivable from related parties                          195,400
Other assets                                                                         29,400
--------------------------------------------------------------------------------------------
                                                                               $ 10,607,700
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Lines of credit                                                              $    222,300
  Accounts payable                                                                2,004,100
  Accrued liabilities                                                             1,539,100
  Deferred revenue                                                                1,633,100
  Income tax payable                                                                182,900
  Notes payable to stockholders                                                   1,577,900
  Capital lease obligations, current portion                                         56,400
--------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         7,215,800

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                   130,700
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                 7,346,500
--------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, $0.01 par value, 2,000,000 shares
   authorized, 2,441 shares issued and outstanding                                  192,300
  Common stock, $0.01 par value, 20,000,000 shares authorized,
   5,771,135 shares issued and outstanding                                           57,700
  Additional paid-in capital                                                     21,084,500
  Accumulated deficit                                                           (17,929,600)
  Cumulative translation loss                                                      (143,700)
--------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                        3,261,200
--------------------------------------------------------------------------------------------
                                                                               $ 10,607,700
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                                and SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)

--------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                    1997            1998
--------------------------------------------------------------------------------------------
NET REVENUES                                                      $2,017,000     $3,261,900
Cost of sales                                                      1,453,900      2,231,300
--------------------------------------------------------------------------------------------
GROSS PROFIT                                                         563,100      1,030,600
--------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative                                1,271,800      2,282,100
Amortization of excess of cost over net assets acquired,
 including impairment loss of $4,084,300 in 1997                   4,235,100        110,500
--------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                           5,506,900      2,392,600
--------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                              (4,943,800)    (1,362,000)
OTHER INCOME (EXPENSE)
Interest income                                                       33,600          8,400
Interest expense                                                      (6,600)       (65,200)
Other                                                                   ----          2,700
--------------------------------------------------------------------------------------------
Total other income (expense)                                          27,000        (54,100)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               (4,916,800)    (1,416,100)
INCOME TAX BENEFIT                                                   (92,500)           ---
--------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                   (4,824,300)    (1,416,100)
--------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
  Income from operations of Advantis                                   3,100            ---
--------------------------------------------------------------------------------------------
NET LOSS                                                         ($4,821,200)   ($1,416,100)
PREFERRED DIVIDENDS                                                      ---         (3,400)
--------------------------------------------------------------------------------------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                        ($4,821,200)   ($1,419,500)
--------------------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE (NOTE 7)                  $(1.13)        $(0.25)
--------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                                and SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                                                            LOSS
                                                                     (Unaudited)

-----------------------------------------------------------------------------------------  ---------------------------------------
                               PREFERRED STOCK         COMMON STOCK         ADDITIONAL                     CUMULATIVE
                                 PAR VALUE              PAR VALUE             PAID IN      ACCUMULATED    TRANSLATION
                              SHARES     AMOUNT      SHARES      AMOUNT       CAPITAL        DEFICIT          LOSS        TOTAL
-----------------------------------------------------------------------------------------  ---------------------------------------
Balance, September 30, 1998   3,200     $252,200   5,579,235     $55,800    $21,020,900    ($16,510,100)   ($174,900)  $4,643,900

Dividends on preferred
stock converted to common
shares                          ---          ---       4,700         100          1,900          (2,000)         ---          ---

Dividends payable on
preferred stock                 ---          ---         ---         ---            ---          (1,400)         ---       (1,400)

Preferred shares
converted into common
stock                          (759)     (59,900)    187,200       1,800         58,100             ---          ---          ---

Issuance of common stock
options for payment of
outside service fees            ---          ---         ---         ---          3,600             ---          ---        3,600

Comprehensive loss:
Net loss                        ---          ---         ---         ---            ---      (1,416,100)         ---   (1,416,100)
Cumulative translation
income (loss)                   ---          ---         ---         ---            ---             ---       31,200       31,200
-----------------------------------------------------------------------------------------  ---------------------------------------
Total comprehensive
income (loss)                   ---          ---         ---         ---            ---      (1,416,100)      31,200   (1,384,900)
-----------------------------------------------------------------------------------------  ---------------------------------------
-----------------------------------------------------------------------------------------  ---------------------------------------
Balance, December 31, 1998    2,441     $192,300   5,771,135     $57,700    $21,084,500    $(17,929,600)   $(143,700)  $3,261,200
-----------------------------------------------------------------------------------------  ---------------------------------------
-----------------------------------------------------------------------------------------  ---------------------------------------

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                                and SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                     (Unaudited)

---------------------------------------------------------------------------------- -----------------------------
                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                         1997           1998
---------------------------------------------------------------------------------- -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                                  ($4,821,200)    ($1,416,100)
          Adjustments to reconcile net loss to net cash provided by (used  in)
            operating activities:
          Depreciation and other amortization                                            50,700          96,200
          Amortization of excess cost over net assets acquired, including
            impairment loss                                                           4,239,300         110,500
          Compensation related to grant of stock options and common stock                   ---           3,600
          Other                                                                           8,800          (5,300)
          Changes in operating assets and liabilities:
                 Accounts receivable                                                   (330,000)      1,815,600
                 Inventory                                                              114,800        (222,900)
                 Prepaid expenses and other                                              96,700          27,500
                 Other assets                                                           294,200         217,400
                 Income tax payable                                                    (172,000)         (8,500)
                 Accounts payable and other current liabilities                         (49,500)       (127,300)
---------------------------------------------------------------------------------- -----------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (568,200)        490,700
---------------------------------------------------------------------------------- -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
          Restricted cash                                                                   ---        (711,000)
          Deferred acquisition costs                                                   (135,600)            ---
          Note receivable from related party                                             (1,100)            ---
          Purchase of property and equipment                                            (70,700)       (171,600)
---------------------------------------------------------------------------------- -----------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    (207,400)       (882,600)
---------------------------------------------------------------------------------- -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Net borrowing under line of credit                                                ---          (8,600)
          Principal payments on capital leases                                              ---         (25,600)
          Principal payment on notes payable                                                ---        (669,600)
          Principal payment on long-term debt due to stockholders                      (187,500)            ---
---------------------------------------------------------------------------------- -----------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                  (187,500)       (703,800)
---------------------------------------------------------------------------------- -----------------------------
         Effect of exchange rate changes on cash                                            ---          31,200
---------------------------------------------------------------------------------- -----------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (963,100)     (1,064,500)
---------------------------------------------------------------------------------- -----------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        2,326,300       1,677,200
---------------------------------------------------------------------------------- -----------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $1,363,200        $612,700
---------------------------------------------------------------------------------- -----------------------------
---------------------------------------------------------------------------------- -----------------------------

SUPPLEMENTAL DATA:
        Interest paid                                                                   $67,000         $84,900
        Income taxes paid                                                                   ---          $1,600

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         Property and equipment additions of $99,300 were financed by capital lease obligations.

         On December 15,1997, the Company issued 208,500 shares of its Common Stock in exchange for all the outstanding shares of Advantis pursuant to a purchase and plan of merger agreement. A preacquisition note of $306,200 due to the Company was assumed in conjunction with the acquisition.

1.   LIQUIDITY

         The Company has incurred losses from continuing operations for the year ended December 31, 1997, and the nine months ended September 30, 1998, and the three months ended December 31, 1998 of $4.6 million, $1.5 million, and $1.4 million. The losses in 1997 and for the nine-month period ended September 30, 1998 include non-cash charges for goodwill impairment of $4.0 million and $525,000. Negative working capital at December 31, 1998 was approximately $773,000. Continued losses could have a material adverse effect on the financial condition of the Company.

         To improve the liquidity and future cash flows, management made the decision to restructure operations in early January 1999, and is currently implementing the plan. Under the plan, headcount is expected to decrease by 10%. Furthermore, cost reductions will be implemented in corporate overhead, travel, discretionary sales expenses, outside services and general and administrative expenses. Additionally, the Company increased its short-term credit facility from $1 million to $2 million. Based on discussions with its financial advisors, management believes it can raise additional equity. Although no assurance can be given that above efforts will be successful, management believes these measures, together with its cash balances as of December 31, 1998 of about $0.6 million, will provide sufficient cash flow for future operations.

         The Company's current net tangible assets of $741,300, fail to meet the requirements for listing on the Nasdaq SmallCap Market system. To stay listed the Company is required to maintain (i) net tangible assets of Two Million Dollars ($2,000,000); (ii) market capitalization of Thirty-Five Million Dollars ($35,000,000); or (iii) net income of Five Hundred Thousand Dollars ($500,000) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Nasdaq is currently reviewing our plan to determine the propriety of continuing the Company's listing on the Nasdaq Small Cap Market System. The Company does not currently meet these requirements, nor can there be any assurance that the Company will in fact meet these requirements in any future period.

         The Company is required to pay $1,390,400 to the former Infotel shareholders pursuant to the purchase agreement regarding the acquisition of Infotel, 30 days after the filing of the 10-KSB which was filed in January 1999. The Company does not currently have the cash necessary for payment. The Company is renogatiating with the shareholders to defer payment. There can be no assurance that the shareholders will agree to any delay, and the outcome may have a material adverse effect on the Company's financial position and results of operations.

2.   ORGANIZATION

         NHancement Technologies Inc., a Delaware corporation ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company. The business of NHancement is conducted by its operating company subsidiaries:
     Voice Plus, Inc.("VPI" or "Voice Plus), whose name was recently changed to NHancement Technologies North America, Inc. and Infotel Technologies (Pte) Ltd ("Infotel"). Voice Plus, a California corporation headquartered in Fremont, California, is a systems integrator and national distributor of voice processing and multimedia messaging equipment. Infotel, a Singapore corporation acquired on June 22, 1998 is (1) a systems integrator of (i) infrastructure communications equipment, (ii) turnkey project management services, and
     (iii) radar systems; and (2) a provider of test measuring systems. Accordingly, the consolidated financial statements include the results of operations from NHancement and its Voice Plus subsidiary for both periods presented and those of Infotel for the three months ended December 31, 1998. Furthermore, the results of operations of Advantis Network & Systems Sdn Bhd, which was acquired on December 15, 1997, are classified as discontinued as this subsidiary was sold on September 30, 1998.

3.   FINANCIAL STATEMENT PRESENTATION AND NEW STANDARDS

         The accompanying consolidated financial statements as of December 31, 1998 and for the three months ended December 31, 1998 and 1997 are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended September 30, 1998 presented in the Company's latest annual report on Form 10-KSB.

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

4.   STOCK OPTIONS

         During the three months ended December 31, 1998, the Company granted options to purchase approximately 136,500 shares of the Company's Common Stock to employees, and options to purchase 20,000 shares of Common Stock to an outside director, with an exercise price of $1.1563 per share.

5.   FINANCING ACTIVITIES

           In October 1998, the Company obtained a line of credit, with a monthly rate of 2.75%, providing for borrowings of up to 80% of eligible accounts receivable not to exceed $1 million, expiring in March 1999, with the option to renew for an additional year. In January 1999, the Company's available line of credit was increased to $2 million and restrictions were eased on the receivables eligible for inclusion in the Company's borrowing base.

           In June 1998, funds were loaned to the Company by certain management stockholders totaling $650,000. Of this amount, $125,000, $225,000 and $300,000 were loaned to NHancement by Esmond T. Goei, Former Chairman of the Board and Chief Executive Officer of the Company, Douglas S. Zorn, current President and Chief Executive Officer of the Company, and James S. Gillespie, currently a member of the Board of Directors of the Company, respectively. The total principal and interest originally due September 30, 1998, was repaid on November 5, 1998 without penalty.

6.   UNAUDITED PRO FORMA FINANCIAL DATA

         The unaudited pro forma statements of operations combine the results of operations of the Company and Infotel for the three months ended December 31, 1997, as if the acquisition had occurred at the beginning of the period, after giving effect to certain adjustments, including the amortization of excess of costs over net assets acquired and interest expense on notes payable to related parties. The following unaudited pro forma summary does not necessarily reflect the results of operations as they would have been had the Infotel acquisition occurred at the beginning of the period presented and is not necessarily indicative of the results of operations for any future period. These proforma results exclude the income from discontinued operations.

          ------------------------------------------------------------- ----------------------------------
                                                                                    UNAUDITED
                                                                                    PRO FORMA
                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                                  DECEMBER 31,
                                                                                  ------------

                                                                                      1997
          ------------------------------------------------------------- ----------------------------------
          Net revenues                                                             $4,166,200
          Net loss                                                                ($4,595,200)

          Net loss per common share                                                    ($0.98)

          Weighted average common and common equivalent shares
          outstanding                                                               4,661,500
          ------------------------------------------------------------- ----------------------------------

7.   EARNINGS PER SHARE

         Earnings per share were computed under the provisions of SFAS 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                                     THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                 NET LOSS - NUMERATOR                                               1997            1998
                 --------------------                                               ----            ----
        -------------------------------------------------------------------------------------------------------
        Net income (loss)                                                         ($4,821,200)     ($1,416,100)
        Preferred stock dividends                                                                       (3,400)
        -------------------------------------------------------------------------------------------------------
        Basic and diluted net loss applicable
        to common stock                                                           ($4,821,200)     ($1,419,100)
        -------------------------------------------------------------------------------------------------------

        COMMON SHARES - DENOMINATOR
        ---------------------------

        Basic weighted average common shares
        outstanding                                                                 4,264,700        5,739,400
        Options and warrants                                                              ---              ---
        -------------------------------------------------------------------------------------------------------
        Diluted weighted average common
        shares outstanding                                                          4,264,700        5,739,400
        -------------------------------------------------------------------------------------------------------

         Options and warrants to purchase 1,359,625 shares of Common Stock and Preferred Stock convertible into 337,100 shares of Common Stock were outstanding during the three months ended December 31, 1998 and options and warrants to purchase 1,154,100 shares at December 31, 1997 were outstanding but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

8.   SEGMENT REPORTING

         NHancement's reportable operating segments include Voice Plus and Infotel. Infotel is based in Singapore and derives substantially all of its revenue from sales in Asia.

         Financial information for these segments includes the following:

         December 31, 1998
       --------------------------------------- ----------------- ---------------- --------------- -----------------
                                                     VPI             INFOTEL         OTHER(1)          TOTAL
       --------------------------------------- ----------------- ---------------- --------------- -----------------
       Net Sales to external customers               $1,396,900       $1,865,000             ---        $3,261,900
       Loss from continuing operations                 (543,200)         189,000     ($1,061,900)      ($1,416,100)
       Total assets                                   3,596,700        5,853,900       1,291,200        10,741,800
       --------------------------------------- ----------------- ---------------- --------------- -----------------

     (1) Other includes corporate expenses. Management's reports include goodwill for Infotel in total assets.

         December 31, 1997
       --------------------------------------- ----------------- ----------------- -------------- -------------------
                                                   VPI (1)           INFOTEL         OTHER(2)           TOTAL
       --------------------------------------- ----------------- ----------------- -------------- -------------------
       Net Sales to external customers               $2,016,000               ---         $1,000          $2,017,000
       Loss from continuing operations               (4,247,900)              ---       (576,400)         (4,824,300)
       Total assets                                   3,584,100               ---      3,713,200           7,297,300
       --------------------------------------- ----------------- ----------------- -------------- -------------------

     (1) VPI loss includes an impairment loss of $4,084,300 and amortization of the excess of costs over net assets acquired of $150,900.
     (2) Other includes corporate expenses. Management reports include goodwill for Infotel in total assets.

9.   SUBSEQUENT EVENTS

      On January 6, 1999, Mr. James S. Gillespie was reappointed as a director of the Company, subsequently at the same meeting, Messrs. Boyle, Das and Nemetz resigned from the Board, and on January 13, 1999, Thomas J. Lawrence resigned as a director. On January 6, 1999, Mr. Goei resigned his positions as President and CEO pursuant to the terms of a Separation Agreement approved by the Board of Directors, which modifies the terms of his Employment Agreement. Subsequently, Mr. Goei also resigned both from his position as Chairman of the Board and as a Board member. In exchange for Mr. Goei's resignation, the Company has agreed to a severance package with the following principal terms (i) six and one-half months of regular pay at his current rate, (ii) Mr. Goei will continue to receive benefits under the Company's medical and group insurance plans through May 5, 1999, (iii) Mr. Goei will have use of the Company paid, leased automobile through the end of the lease term in July 1999, (iv) the Company will reimburse moving expenses of approximately $70,000, (v) the Company will issue warrants to purchase 50,000 shares of NHancement Common Stock at the current fair market price, and (vi) Mr. Goei and the Company agree to a mutual waiver of all claims related to Mr. Goei's employment. On January 6, 1999, Mr. Douglas S. Zorn was appointed President and CEO.

      On February 2, 1999 the Board approved the appointment of Mr. Gillespie as a consultant to the Company. Messers. Robers J. Schmier and N. Bruce Walko were also elected to the Board of Directors to fill the vacancies created by the resignations of Messers. Boyle, Das and Nemetz. Subsequently at the same meeting the Board of Directors reduced the number of Board members from seven (7) to five (5). As of the date of this filing, there is still one (1) vacancy on the Board of Directors. Mr. Walko is serving as the Chairman of the Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Fremont-based NHancement Technologies Inc. (the "Company") is an integrator and distributor of voice processing equipment and telecommunications systems in the United States and Asia.

     The Company's consolidated financial statements include the accounts of the Company and its two operating segments: Voice Plus, Inc. ("VPI" or "Voice Plus") now named NHancement Technologies North America, Inc. and Infotel Technologies
(Pte) Ltd ("Infotel").

     During 1998, the Company changed its fiscal year end from December 31 to September 30. As a result of this change the Company's 1998 fiscal year ended on September 30, 1998 and its 1999 fiscal year began on October 1, 1998.

     The following contains forward-looking statements regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses under "Liquidity and Capital Resources", the mitigation of the Year 2000 issue under "Impact of the Year 2000 Issue" and other statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, business strategy, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring and retaining key personnel and the effect of the Company's accounting policies, all of which may be beyond the control of the Company. In addition, the Company's Nasdaq SmallCap Market System listing is in jeopardy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

    GENERAL

     This is the Company's Quarterly Report on Form 10-QSB for the first quarter of fiscal 1999. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 1998 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

     In this MD&A, the Company explains its results of operations for the three month periods ended December 31, 1998, as compared to the corresponding period in 1997, and discusses its financial condition. The discussion of financial condition includes: (1) changes in the voice processing and telecommunications industry and how the Company expects these changes to influence future results of operations; and (2) liquidity and capital resources, including discussions of capital financing activities, and uncertainties that could affect future results.

     On November 20, 1998, the Company informed Nasdaq that, due to continued losses, it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System. Specifically, the Company failed to meet the requirements of Nasdaq Marketplace Rule 4310(C)(2) which requires that an issuer maintain (i) net tangible assets of Two Million Dollars ($2,000,000); (ii) market capitalization of Thirty-Five Million Dollars ($35,000,000); or (iii) net income of Five Hundred Thousand Dollars

($500,000) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

     The Company continues not to meet these requirements and recently received correspondence from Nasdaq stating that Nasdaq plans to delist the Company's Common Stock. The Company is in discussions with Nasdaq regarding continued listing of its Common Stock, but there can be no assurance that the Company's Common Stock will not be delisted. Further, there can be no assurance that if the Company's stock is delisted that the Company will in the future meet the listing requirements for the Nasdaq SmallCap Market System. Continued losses from operations will have a material adverse effect on the financial condition of the Company. However, the Company believes that the changes management implemented in January 1999 and the corresponding cost reduction measures expected to be implemented primarily through a 10% headcount reduction and certain operating expense cutbacks in travel, outside services, discretionary sales costs, corporate overhead, and administrative costs will return the Company to profitability during fiscal 1999, despite first quarter sales that were well below recent historical run rate, and a one time restructuring charge related to severance benefits to be incurred in the second fiscal quarter of 1999. As a mitigating factor, sales in the second fiscal quarter of 1999 are expected to equal or exceed historical run rates. Currently management believes that this anticipated return to profitability coupled with an increased credit facility and planned financing activities will provide adequate cash flow for future operations, although no assurances can be given that current efforts will be successful.

RESULTS OF OPERATIONS

In this section, the Company provides the components of its earnings for the three-month periods ended December 31, 1998 and 1997. The Company then explains why revenues and expenses varied from 1998 to 1997.

The following table shows results of operations, as a percentage of net sales, for the three-month periods ended December 31, 1998 and 1997.

                  NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

       --------------------------------------------------------- --------------------------
                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                         DECEMBER 31
                                                                     1997         1998
       --------------------------------------------------------- ------------- ------------
       Net sales                                                      100.0%       100.0%
       Cost of sales                                                   72.1%        68.4%

       Gross profit                                                    27.9%        31.6%
       Selling , general and administrative expenses                   63.1%        70.0%
       Loss on impairment and amortization of excess of cost         (210.0)%        3.4%
           over net assets acquired
       Loss from operations                                          (245.1)%      (41.8)%
       Other income (expense)                                           1.3%        (1.7)%
       Loss from continuing operations before income taxes           (243.8)%      (43.4)%
       Income tax benefit                                               4.6%         0.0%
       Loss from continuing operations                               (239.2)%      (43.4)%
       Discontinued operations                                          0.2%        ---
       Net loss                                                      (239.0)%      (43.4)%
       --------------------------------------------------------- -------------- ------------

    The Company's primary focus in the three months ended December 31, 1998 was as an integrator and distributor of voice processing and telecommunications systems. These operations were conducted through the Company's VPI and Infotel subsidiaries. VPI's net sales for the first quarter of 1999 as a stand-alone business decreased 31% from $2.0 million for the three months ended December 31, 1997 to $1.4 million for the three months ended December
31, 1998. The decrease in VPI net revenues between 1998 and 1997 was due primarily to a slow down in voice processing systems and parts sales. However VPI's order backlog at December 31, 1998 increased to $1.6 million from $1.0 million the previous quarter. Consequently, management believes that VPI sales for the second fiscal quarter will return to near historical levels. VPI's revenues continue to be almost exclusively derived from the sale of Centigram products, and any adverse change in the Company's distributor relationship with Centigram and Baypoint Innovations, the successor in interest to the Centigram CPE business, would have a material adverse impact upon the Company's voice processing business.

    VPI was acquired by the Company in February 1997. Based on the estimated future undiscounted operating cash flows of its related business, the Company periodically evaluates the carrying value of goodwill for VPI and its other subsidiaries. Due to issues not known by management at the time of the VPI acquisition, the estimated future undiscounted operating cash flows of VPI were calculated to be less than those estimated at the time of its acquisition and less than the carrying amount of the excess of cost over net assets acquired. On December 31, 1997 and September 30, 1998, the Company recorded impairment losses of $4,084,300 and $525,000, representing the difference between the carrying amount of goodwill over its estimated fair value. As a result of these changes, the remaining balance of the VPI goodwill was reduced to $750,000 and the useful life was reduced to three years. Management believes that after 1999, revenues for legacy systems will decline and that VPI revenues will come increasingly from new technologies and products that are just now being introduced to the marketplace. The Company is in the process of repositioning its VPI subsidiary to take advantage of the new trends in the voice processing industry, specifically the migration from legacy systems to the new NT computer-based systems of the future. This transition required the addition of several new management members and new technological capabilities within the VPI subsidiary resulting in significant expense to the Company in the first quarter of 1999.

    The Company's Infotel subsidiary located in Singapore, was acquired on June 22, 1998. Therefore no sales or income were recorded for the three months ended December 31, 1997. On a stand-alone pro forma basis, net sales for the first quarter decreased slightly from $2.1 million in 1997 to $2.0 million for the same period in 1998. Although Singapore is forecasting zero growth for its economy for 1999, management expects the operations of Infotel to continue to be profitable due to its blue chip customer base and position in the local Singapore communications markets.

    Gross margins in the three months ended December 31, 1998 improved to 31.6% from 27.9% in the same period in 1997. VPI's gross margin on a stand-alone basis decreased slightly in the three months ended December 31, 1998 as compared to the same period of 1997 from 29.7% to 28.2%. Gross margins in both 1998 and 1997 were below historical levels as fixed costs were absorbed over a smaller revenue base. VPI's product costs as a percentage of revenues decreased during the three months ended December 31, 1998 to 40.1% versus 50.9% in the same quarter in 1997. This decrease was due primarily to low system sales for the quarter ended December 31, 1998 which resulted in higher maintenance and support revenue with no offsetting product cost. Infotel's gross margin on a stand-alone basis improved to 34.1% of sales versus 28.4% of sales for the quarter ended December 31, 1997. This was primarily due to commission revenue of $0.2 million in the first quarter of fiscal 1999, with no offsetting cost, while no commission revenues were recorded in the same three month period of 1997. Infotel earns commissions when its vendors (Motorola and Rhode & Schwart) sell directly to its end-user customers.

    Company-wide selling, general and administrative ("SG&A") expenses as a percentage of net sales increased to 70.0% for the three months ended December 31, 1998 versus 63.1% for the same period in 1997. VPI on a stand-alone basis increased to 58.9% for the first fiscal quarter of 1999 compared to 42.6% for the same three month period in 1997, due primarily to (i) a 10.6% increase in salary expenses as a percentage of revenue associated with the hiring of additional sales and marketing personnel during the first fiscal quarter quarter of 1999; (ii) a 2.6% increase in travel costs as a percentage of revenue associated with training sales and operations personnel on new NT based communication products currently marketed by VPI; and (iii) a 3.0% increase in general and administrative expenses related to increases in short term facility rents and depreciation expense related to systems upgrades to support the Company's growth plans. On a stand-alone basis, Infotel's SG&A as a percent of revenues decreased to 20.5% for the three months ended
December 31, 1998 compared to 21.4% for the three months ended December 31, 1997. The reduction in Infotel's SG&A was due primarily to delays in hiring personnel, and lower travel and training costs. Corporate overhead costs increased for the three months ended December 31, 1998 due to the following services: (i) increased outside services costs as a result of an aborted financing; (ii) increased costs for audit and legal related to the additional reporting requirements of a public company, including a special proxy statement; and (iii) relocation fees related to the former CEO.

    At December 31, 1998 the Company provided a 100% reserve against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets, such that a full valuation allowance is required. The federal net operating loss carryforwards are subject to an annual limit of approximately $250,000.

LIQUIDITY AND CAPITAL RESOURCES

    Although the acquisition of complimentary businesses and products has been an element of the Company's business strategy, the Company's ability to engage in acquisitions is subject to severe limitations given the Company's current financial condition. To engage in such activity, the Company will need to obtain additional debt or equity financing, neither of which may be available or, if available, available on terms acceptable to the Company. Debt financing may require the Company to pay significant amounts of interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may dilute the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or general working capital purposes or that, if available, such financing will be available on terms the Company deems acceptable. In April of 1998, the Company negotiated an equity financing for $3.0 million, of which $1,250,000 was received, with substantially all of the proceeds having been used for the acquisition of Infotel. The Company amended the agreement in September of 1998 limiting the aggregate financing amount to $1,250,000, (approximately $985,000 net of expenses).

    During the three months ended December 31, 1998, net cash provided by operating activities was $0.5 million, consisting primarily of the collection of accounts receivable offset by cash used to fund the net operating loss. Net cash used by investing and financing activities totaled $1.6 million consisting of
(i) purchases of property and equipment for the Company's internal computer system, and (ii) payment of the notes payable to management. At December 31, 1998, the Company's working capital deficit was ($0.8) million and cash and cash equivalents totaled $0.6 million. The current ratio decreased slightly from 1.1 to 1 at September 30, 1998 to 0.9 to 1.0 at December 31, 1998. Management believes that available cash reserves coupled with additional available credit and the implementation of cost reductions will provide adequate funds for future operations, although no assurance can be given that current efforts will be successful.

    During 1998, the Company obtained a $1.0 million accounts receivable credit line with a U.S. finance company with an advance rate of 80% of eligible receivables at an interest rate of 2.0% every 15 days. In October 1998, the terms of the revolving credit line were re-negotiated to a maximum of $1.0 million at an interest rate of 2.75% per month. In January 1999, the Company's lender increased the credit line from $1.0 million to $2.0 million and restrictions were eased on the receivables eligible for inclusion in the Company's borrowing base. The Company, through its Infotel subsidiary, is attempting to complete a credit line with a major Singapore bank for S$3.5 million with interest at 1.25% above bank prime to be used for Infotel's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. The Company hopes to complete this facility early in calendar 1999.

    The Company's management estimates that it will incur about $200,000 in capital expenditures during the next 12 months, representing mostly company-wide business systems hardware and communication systems. It is anticipated that all major capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

    The Company is required to pay $1,390,400 to the former Infotel shareholders pursuant to the purchase agreement regarding the acquisition of Infotel, 30 days after the filing of the 10-KSB. The Company's 10-KSB was filed on January 13, 1999, approximately 30 days prior to the date of this report. The Company does not currently have the cash necessary for payment. The Company is renegotiating with the shareholders to defer payment. There can be no assurance that the shareholders will agree to any delay, and the outcome may have a material adverse effect on the Company's financial position and results of operations.

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

RISK FACTORS

    The following risk factors, in addition to the risks described elsewhere in the description of the Company's business in this report on Form 10-QSB may cause actual results to differ materially from those in any forward-looking statements contained in the business description, management's discussion and analysis or elsewhere in this report or made in the future by the Company or is representatives. Such forward-looking statements involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements.

RISKS ASSOCIATED WITH DELISTING OF COMMON STOCK; PENNY STOCK RULES.

    Although the Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO, there can be no assurance that it will remain eligible to be included on the Nasdaq SmallCap Market System. In this regard, on November 20, 1998, the Company informed Nasdaq that it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System. Specifically, the Company failed to meet the requirements of Nasdaq Marketplace Rule 4310(c)(2) which requires that an issuer maintain (i) net tangible assets of Two Million Dollars ($2,000,000); (ii) market capitalization of Thirty-Five Million Dollars ($35,000,000); or (iii) net income of Five Hundred Thousand Dollars ($500,000) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Nasdaq is currently reviewing the propriety of continuing the Company's listing on the Nasdaq Small Cap Market System. The Company has submitted a plan to correct its listing deficiency with Nasdaq and has not yet received a reply regarding continued listing of its Common Stock and there can be no assurance, that the Common Stock will remain listed.

    If the Company is otherwise unable to meet the Nasdaq SmallCap Market System's continuing listing requirements described above, Nasdaq may take appropriate action against the Company, including the denial of listing of its Common Stock. If the Company's Common Stock is delisted from the Nasdaq SmallCap Market System, the Company will become subject to the Securities and Exchange Commission's "penny stock" rules, and as a result, an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock.

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

PRIOR LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY.

    For the three months ended December 31, 1998, the Company incurred a net loss in the amount of $1.4 million on net revenues of $3.3 million. The failure of the Company to produce positive operating results may affect the future value of the Common Stock, may contribute to the Company losing its eligibility for listing of the Common Stock on the Nasdaq SmallCap Market System, may adversely affect the Company's ability to obtain debt or equity financing on terms acceptable to the Company, and may prevent the Company from completing future acquisitions.

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

YEAR 2000 COMPLIANCE

    The Company has developed an implementation plan to correct any internal computer systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to or replacement of existing software, the Year 2000 problems will not pose significant operational problems for the Company's domestic computer systems. The Company believes that the costs associated with any such upgrade or replacement of software will not be material, and that all such changes will be implemented by the end of calendar year 1999.
However, if such modifications are not made in a timely manner, or are not made properly, the Company may be unable to implement appropriate Year 2000 solutions, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company distributes products from third party product voice product equipment manufacturers in North America, some of which are susceptible to Year 2000 problems. During fiscal year 1997, the Company initiated a review of the products its domestic subsidiary, VPI, distributes to determine which, if any, are not capable of recognizing the year 2000. Communications were initiated with all of the manufacturers of such products to determine the nature and extent of any Year 2000 problems. Where potential Year 2000 computer problems contained in the products used or distributed by the Company have been identified, the manufacturers have stated that they have committed resources to resolve such problems prior to year 2000. However, there can be no assurance that these manufacturers will, in fact, timely complete the resolution of their Year 2000 problems or, even if timely completed, that those solutions will be acceptable in the marketplace. The solution to be provided by some manufacturers will involve a significant upgrade cost to the end user, which may give rise to disputes and/or litigation between the end user and the manufacturer, which may also involve the Company. The costs of such possible disputes or litigation could be significant, thereby resulting in a material adverse effect on the Company's business, financial condition and results of operations.

    As for Asian operations, the Company has not completed its review of third-party products distributed by Infotel to determine the nature and extent of Year 2000 problems, if any, with such products. As a result, the Company is currently unable to determine whether there are any Year 2000 problems associated with such third-party products, and if so, whether the manufacturers will be able to timely resolve any such problems. The Company also has not been able to determine whether the legal systems of Singapore would result in more or less litigation exposure to the Company and its subsidiaries if there were disputes between the end user of a product installed by Infotel, and the manufacturer.

    The Company's internal computer systems for North American operations were purchased in 1998 from well recognized companies and are stipulated by the manufacturers to be Year 2000 compliant. As for Asian operations, the Company recently completed its review of the internal computer systems of Infotel and discovered that Infotel's systems are not Year 2000 compliant. A plan has been established to convert Infotel to the Company's internal business system during spring 1999. The estimated cost of the new business systems for all locations combined is $400,000; but also to maintain proper controls for management of the Company.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    On July 30, 1998, a case entitled C.C.& Associates, et al. V. NHancement Technologies, Inc., et al. was filed in Santa Clara County Superior Court. The compliant was allegedly served in September 1998. The dispute arises out of the payment of legal expenses pursuant to a non-binding letter of intent. On December 19, 1998, plaintiff filed with the court a Request for Entry of Default and Clerk's Judgement ("Request") against the Company in the amount of $54,722.00. On January 30, 1999, plaintiff agreed to withdraw the Request and allow the Company to answer the complaint. The Company is contesting the allegations, in particular, the amount allegedly owing. The Company cannot presently make any determination regarding the probable outcome of the litigation; however, the parties have agreed to mediate the dispute within the next thirty (30) days and it is not anticipated that the resolution will have a material adverse effect on the financial condition and operations of the Company.

                      OPTION GRANTS IN LAST FISCAL QUARTER

             CLASS OF                  DATE OF       TITLE OF       NUMBER OF    AGGREGATE    FORM OF
           PURCHASERS(1)                SALE        NHANCEMENT        SHARES      PRUCHASE    CONSIDER
                                                    SECURITIES                     PRICE        ATION
------------------------------------------------------------------------------------------------------
Options granted to seven                           Shares of
 employees(2)                        11/01/98      Common Stock      136,500        (2)         (2)
                                                   Shares of
Options granted to one director(3)   11/01/98      Common Stock       20,000        (3)         (3)

     (1) The grant of options to the individuals identified in the table above were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and /or Regulation D promulgated thereunder.

     (2) The options were granted to employees of NHancement under the Company's Equity Incentive Plan. The options are incentive stock options, generally expire ten years from the date of grant and become exercisable for twenty-five percent of the shares on the first year anniversary of the date of grant, with the balance vesting 1/36 per month thereafter. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined on the date of grant.

     (3) The options were granted to a director who resigned his position as a director in January 1999. The terms of the option, a non-statutory stock option, provided for expiration of the option ten years from the date of grant and for the option to become exercisable for fifty percent of the shares on the first year anniversary of the date of grant, with the balance vesting on the second year anniversary of the date of grant. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined on the date of grant. None of the director's options had vested at the time of his resignation.

  ITEM 5.  OTHER INFORMATION

       CHANGES IN MANAGEMENT

           On January 6, 1999, Mr. Goei resigned his position as President and CEO pursuant to the terms of a Separation Agreement approved by the Board of Directors, which modifies the terms of his Employment Agreement. In exchange for Mr. Goei's resignation, the Company has agreed to a severance package with the following principal terms: (i) six and one-half months of regular pay at his current rate, (ii) continued benefits under the Company's medical and group insurance plan through May 15, 1999, (iii) use of the Company paid leased automobile through the end of the lease term in July 1999, (iv) the Company will reimburse Mr. Goei for certain accrued moving expenses totaling $70,000, (v) the Company will issue warrants to purchase 50,000 shares of NHancement Common Stock at the fair market price effective as of the date of his resignation at $1.00 per share, and (vi) Mr. Goei and the Company agree to a mutual waiver of all claims related to Mr. Goei's employment. Mr. Goei continued to serve as Chairman of the Board and Director of the Company until January 13, 1999 when he resigned from these positions.

            Effective January 6, 1999, Douglas S. Zorn became interim President and Chief Executive Officer to fill the vacancies created by Mr. Goei's resignation. On February 2, 1999, the Board of Directors elected Mr. Zorn to the offices of Chief Executive Officer and President. Mr. Zorn continues to serve as Chief Financial Officer, Treasurer and Secretary of the Company.

            Messers. James Boyle, Santanu Das and Gary Nemetz resigned as Directors of the Company on January 6, 1999. Thomas J. Lawrence resigned as a Director on January 13, 1999.

            On January 6, 1999, James S. Gillespie was reappointed as a Director of the Company. Mr. Gillespie had previously served as Vice President of Sales and a Director of the Company since its incorporation in 1996. He resigned his position as Vice President of Sales in April 1998, and resigned as a Director of the Company on September 22, 1998. On February 2, 1999, the Board approved a consulting arrangement between Mr. Gillespie and the Company.

            Messers. Robert J. Schmier and N. Bruce Walko were also elected to the Board of Directors on January 6, 1999 to fill vacancies created by the resignations of Messers. Boyle, Das and Nemetz.

            On February 2, 1999, the Board of Directors reduced the number of Board members from seven (7) to five (5). As of the date of this filing, there is still one (1) vacancy on the Board of Directors. Mr Walko serves as the Chairman of the Board of Directors.

       AGREEMENT WITH JWGENESIS

            Effective February 2, 1999, the Company entered into an exclusive one-year agreement with JWGenesis Capital Markets to assist the Company as financial advisors in connection with the possible sale, merger, consolidation, recapitalization, business combination, exchange offer or purchase or sale of securities or assets of the Company. The agreement includes the payment of a non-refundable fee of $25,000, the reimbursement of out-of-pocket expenses of $25,000, warrants to purchase 300,000 shares of the Company's Common Stock at a per share exercise price of 110% of the fair market value as of the date of the agreement and transaction fees due upon the successful closing of any such transaction of (i) ten percent (10%) if equity (five percent (5%) if merger, acquisition or debt of the first ten million dollars of the aggregate consideration), (ii) seven percent (7%) if equity (three and one-half percent (3.5%) if merger, acquisition or debt of the next ten million dollars of the aggregate consideration), (iii) five percent (5%) if equity (two and one-half percent (2.5%) if merger, acquisition or debt of the next ten million dollars of the aggregate consideration), and (iv) four percent (4%) if equity (two percent (2%) if merger, acquisition or debt of the balance of the aggregate consideration) subject to a minimum transaction fee of $500,000 on each transaction. A seller's remorse fee of $250,000 is payable to JWGenesis on any bona fide transaction proposal with aggregate consideration of over $5,000,000 which is accepted by the Company for which the Company fails to complete the transaction except due to a breach by or failure of condition under the control of the third party to the transaction.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

      EXHIBIT
      NUMBER                            DESCRIPTION OF EXHIBIT
    ------------  --------------------------------------------------------------
        4.7       Warrant Agreement dated February 2, 1999 between the Company and JWGenesis Capital Markets LLC.

        4.8 Warrant Agreement dated February 2, 1999 between the Company and Kenneth L. Greenberg.

        4.9 Warrant Agreement dated February 2, 1999 between the Company and Mark Goldberg.

       10.47      Separation Agreement dated January 13, 1999 between Esmond T.
                  Goei and the Company.(1)

       10.48 Letter Agreement dated February 2, 1999 between the Company and JWGenesis Capital Markets LLC.

        27.0      Financial Data  Schedule

(b)      Reports on Form 8-K:  None




-------------
(1) Incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange Commission on February 12, 1999.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NHANCEMENT TECHNOLOGIES INC.



                                       By:  /s/ Douglas S. Zorn
                                          -------------------------------------
Date: February 15, 1999                   Douglas S. Zorn
                                          Chief Executive Officer, President
                                          Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

      EXHIBIT
       NUMBER                          DESCRIPTION OF EXHIBIT
    ------------  --------------------------------------------------------------
        4.7       Warrant Agreement dated February 2, 1999 between the Company and JWGenesis Capital Markets LLC.

        4.8 Warrant Agreement dated February 2, 1999 between the Company and Kenneth L. Greenberg.

        4.9 Warrant Agreement dated February 2, 1999 between the Company and Mark Goldberg.

       10.47      Separation Agreement dated January 13, 1999 between Esmond T.
                  Goei and the Company.(1)

       10.48 Letter Agreement dated February 2, 1999 between the Company and JWGenesis Capital Markets LLC.

        27.0      Financial Data Schedule



(1) Incorporated by reference to the document bearing the same exhibit number as contained in the Company's Form 8-K, as filed with the Securities and Exchange Commission on February 12, 1999.