Form 10KSB/A
period 1998-09-30
NHANCEMENT TECHNOLOGIES INC
filed 1999-03-02
CIK 1025985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                      ----------------------------------------
                                   FORM 10-KSB/A

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

                                 Yes   X    No
                                    ------    -----

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

     As of December 31, 1998, the aggregate market value of the voting common equity of NHancement Technologies Inc. held by non-affiliates was approximately $2,910,900 based upon the closing bid price for such common stock on such date on The Nasdaq Stock Market SmallCap System, of $0.625per share.

     As of December 31, 1998, there were 5,808,700 shares of Common Stock outstanding.

  Transitional Small Business Disclosure Format (check one)

     Yes      No  X
         ----    ---

     Documents Incorporated by Reference - None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Infotel Technologies (Pte) Ltd


     We have audited the balance sheet of Infotel Technologies (Pte) Ltd (a subsidiary of Nhancement Technologies Inc.) as of September 30, 1998, and the related statements of operations and comprehensive income, shareholders' equity and cash flows for the period from June 22, 1998 to September 30, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infotel Technologies (Pte) Ltd at September 30, 1998 and the results of its operations and its cash flows for the period from June 22, 1998 to September 30, 1998, in conformity with United States generally accepted accounting principles.


/s/ ERNST & YOUNG

ERNST & YOUNG

Singapore
October 20, 1998

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this amendment to its report on Form KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NHANCEMENT TECHNOLOGIES INC.

                               By: /s/ Douglas S. Zorn
                                  ------------------------------------------
                                   Douglas S. Zorn, President, Chief
                                   Executive Officer, Chief Financial Officer,
                                   Secretary and Director


                                 POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Douglas S. Zorn, N. Bruce Walko and Linda V. Moore and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to Registrant's report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                                TITLE                             DATE

 /s/ N. Bruce Walko
-----------------------------
 N. Bruce Walko                 Chairman of the Board                           Feb. 26, 1999


 /s/ Douglas S. Zorn
-----------------------------
 Douglas S. Zorn                President, Chief Executive Officer, Chief       Feb. 26, 1999
                                Financial Officer, Secretary and Director
                                (Principal Executive, Financial and
                                Accounting Officer)


 /s/ James S. Gillespie
-----------------------------
 James S. Gillespie             Director                                        Feb. 26, 1999


 /s/ Robert J. Schmier
-----------------------------
 Robert J. Schmier              Director                                        Feb. 26, 1999


                                    EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
------                   ----------------------
24                  -    Power of Attorney included on signature page of this
                         report on on Form 10KSB/A.
