Form 10QSB
period 1999-03-31
NHANCEMENT TECHNOLOGIES INC
filed 1999-05-13
CIK 1025985

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                              -----------------------

                                    FORM 10-QSB
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1999

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

                              -----------------------

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


 As of May 11, 1999, there were 5,948,335, shares of Common Stock outstanding.

 Transitional Small Business Disclosure Format (check one)  Yes       No   X
                                                                -----    -----

                                       PART I
                               FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown. These unaudited financial statements should be read in conjunction with the audited financial statements for the nine months ended September 30, 1998. The results for the six months ended March 31, 1999 are not necessarily indicative of the results of operations for a full year.

                                                  NHANCEMENT TECHNOLOGIES INC.
                                                              AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEET
                                                                    (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                                                                                   MARCH 31, 1999
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
        Cash and cash equivalents                                                                      $1,711,400
        Restricted cash                                                                                   248,400
        Accounts receivable, less allowance for doubtful accounts of $241,700                           4,441,500
        Inventory                                                                                       1,354,500
        Current portion of notes receivable from related parties                                          149,500
        Prepaid expenses and other                                                                        239,400
------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                                                   8,144,700
------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                                                  2,004,600
        Less accumulated depreciation                                                                    (785,000)
------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, net                                                                             1,219,600
------------------------------------------------------------------------------------------------------------------

Excess of cost over net assets  acquired of Voice Plus,  Inc., net of accumulated  amortization
  of $125,000                                                                                             625,000
Excess  of cost over net  assets  acquired  of  Infotel,  net of  accumulated  amortization  of
  $143,800                                                                                              1,784,200
Long-term portion of notes receivable from related parties                                                174,400
Other assets                                                                                               25,300
------------------------------------------------------------------------------------------------------------------
                                                                                                      $11,973,200
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Lines of credit                                                                                  $792,100
        Accounts payable                                                                                3,395,800
        Accrued liabilities                                                                             1,264,500
        Deferred revenue                                                                                1,452,800
        Income tax payable                                                                                139,000
        Notes payable to stockholders                                                                   1,546,700
        Capital lease obligations, current portion                                                         84,100
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                               8,675,000

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                          95,100
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                       8,770,100
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
        Convertible preferred stock, $0.01 par value, 2,000,000 shares authorized, 2,441
           shares issued and outstanding                                                                  192,300
        Common stock, $0.01 par value, 20,000,000 shares authorized, 5,948,335, shares
           issued and outstanding                                                                          59,500
        Additional paid-in capital                                                                     21,113,800
        Accumulated deficit                                                                           (17,911,100)
        Cumulative translation loss                                                                      (251,400)
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                              3,203,100
------------------------------------------------------------------------------------------------------------------
                                                                                                      $11,973,200
------------------------------------------------------------------------------------------------------------------

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    MARCH 31,                   MARCH 31,
                                                               1998         1999           1998          1999
------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                  968,700     $5,714,600    $2,985,700     $8,976,500
Cost of sales                                                 655,900      3,679,700     2,167,800      5,942,800
------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                  312,800      2,034,900       817,900      3,033,700
------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative                           953,300      1,710,800     2,165,100      3,961,200
Restructuring Charges (Note 9)                                     --        189,000            --        189,000
Amortization of excess of cost over net assets
    acquired, including impairment loss of
    $4,084,300 in fiscal 1998                                  75,000        110,700     4,310,100        221,200
------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                    1,028,300      2,010,500     6,475,200      4,371,400
------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                (715,500)        24,400    (5,657,300)    (1,337,700)

OTHER INCOME (EXPENSE)
Interest income                                                21,600         11,300        39,400         22,500
Interest expense                                              (26,500)       (32,400)       (6,600)       (97,600)
Other                                                          35,700         18,600        23,000         18,600
------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                   30,800         (2,500)       55,800        (56,500)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                                        (684,700)        21,900    (5,601,500)    (1,394,200)
INCOME TAX BENEFIT                                                 --             --       (92,500)            --
------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                     (684,700)        21,900    (5,509,000)    (1,394,200)
------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
   Loss from operations of Advantis                          (101,600)            --       (98,500)            --
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                            (786,300)       $21,900   ($5,607,500)   ($1,394,200)
PREFERRED DIVIDENDS                                                --         (3,400)           --         (6,800)
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS           (786,300)       $18,500   ($5,607,500)   ($1,401,000)
------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET INCOME (LOSS) FROM CONTINUING
OPERATIONS PER COMMON SHARE (NOTE 7)                            $(.16)            --        $(1.24)         $(.24)
------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS
PER COMMON SHARE (NOTE 7)                                       $(.02)            --         $(.02)            --
------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
(NOTE 7)                                                        $(.18)            --        $(1.26)         $(.24)
------------------------------------------------------------------------------------------------------------------

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                               AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         AND COMPREHENSIVE LOSS
                                                                    (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                               PREFERRED STOCK         COMMON STOCK        ADDITIONAL                      CUMULATIVE
                                 PAR VALUE              PAR VALUE           PAID IN       ACCUMULATED     TRANSLATION
                             SHARES     AMOUNT      SHARES      AMOUNT       CAPITAL        DEFICIT          LOSS         TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30,
1998                          3,200     $252,200   5,579,235     $55,800    $21,020,900   ($16,510,100)    ($174,900)   $4,643,900
Dividends on preferred
stock converted to common
shares                           --           --       4,700         100          1,900         (2,000)           --            --

Dividends payable on
preferred stock                  --           --          --          --             --         (4,800)           --        (4,800)

Preferred shares
converted into common
stock                          (759)     (59,900)    187,200       1,800         58,100             --            --            --

Issuance of common stock
options and warrants for
payment of outside
service fees and
severance benefits               --           --          --          --         34,700             --            --        34,700

Additional Common stock
issued for Infotel
acquisition                      --           --     177,200       1,800         (1,800)            --            --            --
Comprehensive loss:
Net loss                         --           --          --          --             --     (1,394,200)           --    (1,394,200)
Cumulative translation
loss                             --           --          --          --             --             --       (76,500)      (76,500)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss         --           --          --          --             --     (1,394,200)      (76,500)   (1,470,700)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March  31, 1999      2,441     $192,300   5,948,335     $59,500    $21,113,800   ($17,911,100)    ($251,400)   $3,203,100
----------------------------------------------------------------------------------------------------------------------------------

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                               AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                    (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                                                                SIX MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                               1998           1999
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                                          ($5,607,500)    ($1,394,200)
          Adjustments to reconcile net loss to net cash provided by (used  in)
            operating activities:
          Loss from discontinued operations                                                      98,500              --
          Depreciation and other amortization                                                   194,400         202,000
          Amortization of excess cost over net assets acquired, including
            impairment loss                                                                   4,210,300         221,200
          Gain on sale of fixed assets                                                               --         (11,600)
          Compensation related to grant of stock options and common stock                            --          34,700
          Other                                                                                    (100)         10,600
          Changes in operating assets and liabilities:
                 Accounts receivable                                                          1,000,500          85,500
                 Inventory                                                                       84,600         (20,900)
                 Prepaid expenses and other                                                    (114,900)         11,400
                 Other assets                                                                   300,400         221,500
                 Income tax payable                                                            (229,300)        (86,800)
                 Accounts payable and other current liabilities                                (937,900)        907,900
------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) CONTINUING ACTIVITIES                                             (1,001,000)        181,300
CASH USED IN DISCONTINUED OPERATIONS                                                           (109,500)             --
------------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN OPERATING ACTIVITIES                                                       (1,110,500)        181,300
CASH FLOWS FROM INVESTING ACTIVITIES
          Restricted cash                                                                            --         112,700
          Deferred acquisition costs                                                           (135,600)             --
          Note receivable from related party                                                     (1,100)         12,100
          Proceeds on sale of fixed assets                                                           --         116,000
          Purchase of property and equipment                                                    (79,700)       (178,800)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                            (216,400)         62,000
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Net borrowing under line of credit                                                    124,000         561,100
          Principal payments on capital leases                                                       --         (16,400)
          Principal payment on notes payable                                                         --        (700,800)
          Principal payment on long-term debt due to stockholders                              (187,500)             --
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                           (63,500)       (156,100)
------------------------------------------------------------------------------------------------------------------------
         Effect of exchange rate changes on cash                                                     --         (53,000)
------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (1,390,400)         34,200
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                2,326,300       1,677,200
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $935,900      $1,711,400
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA:
        Interest paid                                                                           $67,000       $134,400

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Property and equipment additions of $127,400 were financed by capital lease obligations.

1.   LIQUIDITY

          The Company had net income of $21,900 for the second quarter ended March 31, 1999; however the Company incurred losses from continuing operations for the six months ended March 31, 1998 and 1999 of $5.6 million and $1.4 million. The losses in 1998 included non-cash charges for goodwill impairment of $4.0 million. At March 31, 1999, the Company had a working capital deficit of $530,000, an improvement of $243,000 during the quarter. The Company believes that the changes in management, cost cutting measures and its renewed focus on its core businesses implemented in the second fiscal quarter, along with its current customer order backlog of $4.3 million has returned the Company to profitability and positioned it for continued profitability. However if the Company fails to maintain profitable operations, its financial condition would be adversely effected.

          To improve its liquidity and future cash flows, management restructured operations in early January 1999, resulting in a restructuring charge of $189,000 in the quarter ended March 31, 1999. Additionally, the Company increased its short-term credit facility from $1.0 million to $2.0 million. Based on discussions with its financial advisors, management believes it can raise additional equity and is currently pursuing the completion of the remaining $1.75 million of its Preferred Stock financing which was approved by the Company's shareholders on April 19, 1999. Although no assurance can be given that the above efforts will be successful, management believes these measures, together with its cash balance as of March 31, 1999 of about $1.7 million, will provide sufficient cash flow for future operations.

          The Company's current net tangible assets of $793,900 fail to meet the requirements for listing on the Nasdaq SmallCap Market System. To stay listed, the Company is required to maintain (i) net tangible assets of $2.0 million; (ii) market capitalization of $35 million; or (iii) net income of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Nasdaq is currently reviewing management's plan to determine the propriety of continuing the Company's listing on the Nasdaq Small Cap Market System. The Company submitted a plan to correct its listing deficiency that was reviewed by Nasdaq at a hearing attended by the Company on April 29, 1999. As of the date of this filing Nasdaq has not made a determination concerning the Company's continued listing. The Company does not currently meet these requirements, nor can there be any assurance that the Company will in fact meet these requirements in any future period, or that Nasdaq will rule in favor of continued listing.

          Pursuant to the Infotel Technologies (Pte) Ltd. ("Infotel") acquisition agreement the Company is required to pay $1,390,400 to the former Infotel shareholders 30 days after the filing of the 10-KSB which was filed on January 13, 1999. The Company does not currently have the available working capital necessary for payment. The Company failed to make payment to the former Infotel shareholders as required by the terms of the acquisition agreement. Consequently, the former Infotel shareholders had the option of accepting either NHancement Common Stock or a minority interest in the Common Stock of Infotel in lieu of cash. The former Infotel shareholders had 45 days after non-payment by the Company to notify the Company in writing of which option they had elected. As of the date of this filing, the Company had not received written notice from the former Infotel shareholders. Because the former Infotel shareholders did not elect either option, the debt began accruing interest on March 30, 1999, daily at the rate of 3% per year above the prime lending rate of The Development Bank of Singapore Ltd. and will continue until the date payment is made. The Company is renegotiating with the former Infotel shareholders to defer payment and to accept a portion of the payment in additional shares of NHancement's Common Stock.

2.   ORGANIZATION

          NHancement Technologies Inc., a Delaware corporation ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company. The business of NHancement is conducted by its operating company subsidiaries:
     NHancement Technologies North America, Inc. ("NHAN NA", formerly Voice Plus, Inc.) And Infotel. NHAN NA, a California corporation headquartered in Fremont, California, is a systems integrator and national distributor of voice processing and multimedia messaging equipment. Infotel, a Singapore corporation acquired on June 22, 1998 is (i) a systems integrator of infrastructure data communications equipment, turnkey project management services, and radar systems; and (ii) a provider of test measuring systems. Accordingly, the consolidated financial statements include the results of operations from NHancement and its NHAN NA subsidiary for both periods presented and those of Infotel for the three months and six months ended March 31, 1999. Furthermore, the results of operations of Advantis Network & Systems Sdn Bhd, which was acquired on December 15, 1997, are classified as discontinued as this subsidiary was divested on September 30, 1998.

3.   FINANCIAL STATEMENT PRESENTATION AND NEW STANDARDS

          The accompanying consolidated financial statements as of March 31, 1999 and for the three and six months ended March 31, 1999 and 1998 are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the nine months ended September 30, 1998 presented in the Company's latest annual report on Form 10-KSB.

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

4.   STOCK OPTIONS AND WARRANTS

        During the six months ended March 31, 1999, the Company granted options to purchase approximately 972,000 shares of the Company's Common Stock to employees, and options to purchase 75,000 shares of Common Stock to outside directors, with an exercise price of $1.125 to $1.1563 per share. In addition the Company issued 50,000 warrants to the former CEO, with an exercise price of $1.00 and 450,000 warrants to outside consultants to assist the Company with acquisitions and additional financing, with an exercise price of $1.00 to $2.00.

5.   FINANCING ACTIVITIES

          In October 1998, the Company through its NHAN NA subsidiary obtained a $1.0 million accounts receivable credit line with an U.S. finance company with an advance rate of 80% of eligible receivables at an interest rate of 2.75% per month. In January 1999, the Company's lender increased the credit line from $1.0 million to $2.0 million and restrictions were eased on the receivables eligible for inclusion in the Company's borrowing base. The Company, through its Infotel subsidiary, is attempting to complete a credit line with a major Singapore bank for S$3.5 million with interest at 1.25% above the bank prime rate to be used for Infotel's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. The Company hopes to complete this facility within the next quarter.

          In June 1998, funds were loaned to the Company by certain management stockholders totaling $650,000. Of this amount, $125,000, $225,000 and $300,000 were loaned to NHancement by Esmond T. Goei, Former Chairman of the Board and Chief Executive Officer of the Company, Douglas S. Zorn, current President and Chief Executive Officer of the Company, and James S. Gillespie, currently a member of the Board of Directors of the Company, respectively. The total principal and interest, originally due September 30, 1998, was repaid on November 5, 1998 without penalty.

6.   UNAUDITED PRO FORMA FINANCIAL DATA

          The unaudited pro forma statements of operations combine the results of operations of the Company and Infotel for the six months ended March 31, 1998, as if the acquisition had occurred at the beginning of the period, after giving effect to certain adjustments, including the amortization of excess of costs over net assets acquired and interest expense on notes payable to related parties. The following unaudited pro forma summary does not necessarily reflect the results of operations as they would have been had the Infotel acquisition occurred at the beginning of the period presented and is not necessarily indicative of the results of operations for any future period. These pro forma results exclude the loss from discontinued operations.

     ---------------------------------------------------------------------------------------------------------------
                                                                                         UNAUDITED PRO FORMA
                                                                                           SIX MONTHS ENDED
                                                                                            MARCH 31, 1998
     ---------------------------------------------------------------------------------------------------------------
     Net revenues                                                                             $7,182,100
     Net loss                                                                                ($5,151,500)

     Basis and diluted net loss per common share                                               ($1.02)

     Weighted average common and common equivalent shares outstanding                         5,046,700
     ---------------------------------------------------------------------------------------------------------------

7.   EARNINGS PER SHARE

        Earnings per share were computed under the provisions of SFAS 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             MARCH 31,                       MARCH 31,
                 NET LOSS - NUMERATOR                   1998           1999            1998            1999
                 --------------------                   ----           ----            ----            ----
        -------------------------------------------------------------------------------------------------------
        Net income (loss)                            ($786,300)       $21,900     ($5,607,500)     ($1,394,200)
        Preferred stock dividends                           --         (3,400)             --           (6,800)
        -------------------------------------------------------------------------------------------------------
        Basic net income (loss) applicable to
        common stock                                 ($786,300)       $18,500     ($5,607,500)     ($1,401,000)
        -------------------------------------------------------------------------------------------------------
        Preferred stock dividends                           --          3,400              --            6,800
        -------------------------------------------------------------------------------------------------------
        Diluted net income (loss) applicable
        to common stock                              ($786,300)       $21,900     ($5,607,500)     ($1,394,200)
        -------------------------------------------------------------------------------------------------------

        COMMON SHARES - DENOMINATOR
        Basic weighted average common shares
        outstanding                                  4,352,600      5,800,200       4,436,500        5,769,400
        Options and warrants                                --         23,900              --               --
        Preferred Stock as if converted                     --        496,200              --               --
        Other contingently issuable shares                  --        177,200              --               --
        -------------------------------------------------------------------------------------------------------
        Diluted weighted average common
        shares outstanding                           4,352,600      6,497,500       4,436,500        5,769,400
        -------------------------------------------------------------------------------------------------------

        Options and warrants to purchase 2,323,400 shares of Common Stock and Preferred Stock convertible into 496,200 shares of Common Stock were outstanding at March 31, 1999 and options and warrants to purchase 1,116,600 shares were outstanding at March 31, 1998. A total of 23,900 options and warrants, 496,200 shares of convertible Preferred Stock and 177,200 additional consideration shares, which would be issuable according to the antidilution provisions in the Infotel acquisition agreement, are included in the computation of diluted weighted average common shares outstanding at March 31, 1999. No options, warrants, or other contingently issuable Common Shares were included in the computation of diluted loss per common share for the six month periods ended March 31, 1999 and 1998 or the quarter ended March 31, 1998 as the effect would be antidilutive due to losses in the period.

8.   SEGMENT REPORTING

        NHancement's reportable operating segments include NHancement Technologies N. A. (NHan NA, formerly Voice Plus) and Infotel. Infotel is based in Singapore and derives substantially all of its revenue from sales in Asia.

        Financial information for these segments includes the following:
        Three months ended March 31, 1999
       ------------------------------------------------------------------------------------------------------------
                                                     NHAN NA         INFOTEL         OTHER(2)          TOTAL
       ------------------------------------------------------------------------------------------------------------
       Net Sales to external customers               $3,637,100       $2,077,500              --        $5,714,600
       Income (loss) from continuing operations         576,900           50,600       ($605,600)          $21,900
       Total assets                                   3,848,400        7,666,400         458,300        11,973,100
       ------------------------------------------------------------------------------------------------------------
         Three months ended March 31, 1998
       ------------------------------------------------------------------------------------------------------------
                                                     NHAN NA         INFOTEL         OTHER(2)          TOTAL
       ------------------------------------------------------------------------------------------------------------
       Net Sales to external customers                 $968,300               --            $400          $968,700
       Loss from continuing operations                 (221,300)              --        (463,400)         (684,700)
       Total assets                                   2,523,700               --       2,874,600         5,398,300
       ------------------------------------------------------------------------------------------------------------
         Six months ended March 31, 1999
       ------------------------------------------------------------------------------------------------------------
                                                     NHAN NA         INFOTEL         OTHER(2)          TOTAL
       ------------------------------------------------------------------------------------------------------------
       Net Sales to external customers               $5,034,000       $3,942,500              --        $8,976,500
       Income (loss) from continuing operations          33,700          239,600     ($1,667,500)      ($1,394,200)
       Total assets                                   3,848,400        7,666,400         458,300        11,973,100
       ------------------------------------------------------------------------------------------------------------
         Six months ended March 31, 1998
       ------------------------------------------------------------------------------------------------------------
                                                   NHAN NA(1)        INFOTEL         OTHER(2)          TOTAL
       ------------------------------------------------------------------------------------------------------------
       Net Sales to external customers               $2,984,300               --          $1,400        $2,985,700
       Loss from continuing operations               (4,627,200)              --        (881,800)       (5,509,000)
       Total assets                                   2,523,700               --       2,874,600         5,398,300
       ------------------------------------------------------------------------------------------------------------

     (1) NHAN NA loss includes an impairment loss of $4,084,300.
     (2) Other includes corporate expenses.

9.   RESTRUCTURING CHARGES

         The Company restructured its operations in the second quarter ended March 31, 1999. Restructuring charges consisted mostly of severance payments to the former CEO and operational and administrative employees of NHAN NA. A total of five employees were terminated in the quarter ended March 31, 1999 and a total of $189,000 of expenses related to severance were expensed and paid in the quarter.

10.  SUBSEQUENT EVENTS

          At the 1999 Annual Meeting of Shareholders held on April 20, 1999 Messrs. Zorn, Gillespie, Schmier and Walko were elected to the Board of Directors. Additionally the Board appointed Donna M. Pulvermacher as acting Chief Financial Officer and Treasurer and Linda V. Moore to the office of Secretary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     NHancement Technologies Inc. ("NHancement" or the "Company") is an integrator and distributor of voice processing equipment and telecommunications systems in the United States and Asia.

     The Company's consolidated financial statements include the accounts of the Company and its two operating segments: NHancement Technologies North America, Inc. ("NHAN NA" formerly Voice Plus, Inc.) and Infotel Technologies
(Pte) LTD. ("INFOTEL").

     During 1998, the Company changed its fiscal year end from December 31 to September 30. As a result of this change the Company's 1998 fiscal year ended on September 30, 1998 and its 1999 fiscal year began on October 1, 1998.

     The following contains forward-looking statements regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses under "Liquidity and Capital Resources", the mitigation of the Year 2000 issue under "Impact of the Year 2000 Issue" and other statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, the risk of delisting of the Company's Common Stock, reliance on key customers and competition in its markets, market demand, business strategy, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring and retaining key personnel and the changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

     GENERAL

     Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this second fiscal quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 1998 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

     In this MD&A, the Company explains its results of operations and discusses its financial condition for the three and six-month fiscal periods ended March 31, 1999, as compared to the corresponding periods in 1998. The discussion of financial condition includes: (1) changes in the voice processing, data processing and communications industries including how the company expects these changes to influence future results of operations; and
(2) liquidity and capital resources, including discussions of capital financing activities and uncertainties that could affect future results.

     On November 20, 1998, the Company informed Nasdaq that due to continued losses it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System. Specifically, the Company failed to meet the requirements of Nasdaq Marketplace Rule 4310(c)(2) which requires that an issuer maintain (i) net tangible assets of $2.0 million; (ii) market capitalization of $35 million; or (iii) net income of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

     The Company currently does not meet these requirements and recently received correspondence from Nasdaq stating that Nasdaq plans to delist the Company's Common Stock. Management met with Nasdaq on April 29, 1999 to discuss the Company's plan to regain listing compliance and the continued listing of its Common Stock. Although the Company presented plans to bring NHancement back into compliance with Nasdaq listing requirements, there can be no assurance that the Company's plan will be accepted and that its Common Stock will not be delisted. Further, there can be no assurance that if the Company's stock is delisted that the Company will in the future meet the listing requirements for the Nasdaq SmallCap Market System.

     Although the Company had net income of $21,900 for the current quarter ended March 31, 1999 the Company incurred losses from continuing operations for the six months ended March 31, 1998 and 1999 of $5.6 million and $1.4 million. The Company believes that the changes in management implemented in January 1999 and the corresponding cost reduction measures implemented primarily through a 10% headcount reduction and certain operating expense cutbacks in travel, outside services, discretionary sales costs, corporate overhead and administrative costs, along with its current backlog of approximately $4.3 million, has returned the Company to profitability and positioned it to remain profitable in the future. Currently management believes that this return to profitability coupled with an increased credit facility and planned financing activities will provide adequate cash flow for future operations, although no assurances can be given that current efforts will be successful.

RESULTS OF OPERATIONS

     In this section, the Company provides the components of its earnings and explains variances within revenues and expenses for the fiscal three and six-month periods ended March 31, 1999 and 1998.

     The following table shows results of operations, as a percentage of net sales, for the six-month periods ended March 31, 1999 and 1998.

                      NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

     ------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED
                                                                        MARCH 31,
                                                                   1998         1999
     ------------------------------------------------------------------------------------
     Net sales                                                      100.0 %      100.0 %
     Cost of sales                                                   72.6 %       66.2 %
     Gross profit                                                    27.4 %       33.8 %
     Selling , general and administrative expenses                   72.5 %       46.2 %
     Loss on impairment and amortization of excess of cost
         over net assets acquired                                   144.4 %        2.5 %
     Loss from operations                                          (189.5)%      (14.9)%
     Other income (expense)                                           1.9 %       (0.6)%
     Loss from continuing operations before income taxes           (187.6)%      (15.5)%
     Income tax benefit                                              (3.1)%        0.0 %
     Loss from continuing operations                               (184.5)%      (15.5)%
     Loss from discontinued operations                               (3.3)%         --
     Net loss                                                      (187.8)%      (15.5)%
     ------------------------------------------------------------------------------------

     The Company's primary focus in the six months ended March 31, 1999 was as an integrator and distributor of voice processing, data processing and communications systems. These operations were conducted through the Company's NHAN NA and Infotel subsidiaries. Company-wide revenue for the quarter ended March 31, 1999 increased $4.7 million to $5.7 million as compared to $1.0 million for the same period in 1998. Fiscal year to date revenue increased 200% from $3.0 million to $9.0 million. The increase in revenues for the three and six month periods in 1999 is due primarily to: (i) the fact that no Infotel revenues were recorded in the three or six month period ended March 31, 1998 while Infotel revenues are included in 1999 and (ii) an increase in NHAN NA second quarter 1999 revenues as the Company refocused on its core business. NHAN NA's net sales for the second quarter of 1999 as a stand-alone business increased 275%, from $1.0 million for the three months ended March 31, 1998 to $3.6 million for the three months ended March 31, 1999. On a fiscal year to date basis, NHAN NA's sales increased 67% from $3.0 million for the six months ended March 31, 1998 to $5.0 million for the six-month period ended March 31, 1999. The increase in NHAN NA revenues came from increased sales within its existing customer base and from new customers. One-fourth of the second quarter NHAN NA revenues came from the new interactive communication systems being sold by NHAN NA. NHAN NA's order backlog at March 31, 1999 increased to $2.9 million from $1.6 million the previous quarter while Infotel's backlog remained fairly constant at $1.4 million. Consequently, management believes that revenues for the third fiscal quarter will continue to be strong.

     Based on the estimated future undiscounted operating cash flows of its related businesses, the Company periodically evaluates the carrying value of goodwill associated with its subsidiaries. Due to issues not known by management at the time of the NHAN NA acquisition, the estimated future undiscounted operating cash flows of NHAN NA were calculated to be less than those estimated at the time of its acquisition, February 1997, and less than the period ending carrying amounts of the excess of cost over net assets acquired. On December 31, 1997 and September 30, 1998, the Company recorded impairment losses of $4,084,300 and $525,000, representing the difference between the carrying amount of goodwill over its estimated fair value. As a result of these changes, the remaining balance of the NHAN NA goodwill at September 30, 1998 was reduced to $750,000 and the useful life was reduced to three years. Management believes that during 1999, revenues for legacy systems will decline and that NHAN NA revenues will come increasingly from new technologies and products that were recently introduced to the marketplace and constituted one-quarter of NHAN NA's second quarter revenue. The Company is in the process of repositioning its NHAN NA subsidiary to take advantage of the new trends in the voice processing industry, specifically the migration from legacy systems to the new interactive communication systems that merge voice and data communications into a single computer based system.

     The Company's Infotel subsidiary located in Singapore was acquired on June 22, 1998. Therefore, there were no revenues or income recorded on the Company's financial statements related to this subsidiary for the three or six month periods ended March 31, 1998. On a stand-alone basis, net sales for the second quarter decreased 3% from $2.2 million at March 31, 1998 (preacquisition operating results) to $2.1 million for the same period in 1999. On a fiscal year to date basis revenues are down 6% from $4.2 million to $3.9 million. The decline in revenue occurred within the networking products and project management services business segments, due to slower than expected customer acceptance rates resulting from delays in project documentation and testing. Management anticipates these issues to be corrected by fiscal year-end.

     Company-wide gross margins for the three months ended March 31, 1999 improved to 35.6% from 32.3% in the same period in 1998. For the six months ended March 31, 1999, company-wide gross margins improved to 33.8% from
27.4%.   NHAN NA's gross margin on a stand-alone basis increased from 32.3%
to 37.9 % for the quarter ended March 31, 1999 as compared to the same period of 1998, due to lower overhead costs as a percentage of total revenue. For the six months ended March 31, 1999, NHAN NA's gross margin improved to 34.6% from 28.3% due to lower product and overhead costs as a percentage of revenue. Infotel's gross margin on a stand-alone basis declined to 31.6% of sales versus 34.4% of sales for the quarter ended March 31, 1998. Infotel had one-time exceptionally high margins on network revenue in the March quarter of 1998 due to special pricing that was negotiated on a bulk deal for two large orders in the same quarter. As special pricing was not available during 1999, gross margins on these items returned to historical levels accounting for the decline in gross margin as a percent of revenues for the quarter ended March 31, 1999. For the six-month periods ended March 31, 1999 and 1998, Infotel's gross margin improved slightly to 32.8% from 31.5% due to the recording of commission revenues of $0.2 million in the December 31, 1998 quarter with no offsetting costs, while no commission revenues were earned in the same period of 1998. Infotel earns commission when its vendors (Motorola and Rhode & Schwartz) sell directly to end-user customers in Infotel's territory.

     Company-wide selling, general and administrative ("SG&A") expenses as a percentage of net sales decreased to 33.2% for the three months ended March 31, 1999 versus 98.4% for the same period in 1998. For the six months ended March 31, 1999, SG&A improved to 46.2% from 72.5% on a company-wide basis. SG&A for NHAN NA on a stand-alone basis decreased to 19.0% for the second fiscal quarter of 1999 compared to 49.7% for the same three-month period in 1998. For the six months ended March 31, 1999 NHAN NA's SG&A expenses as a percentage of revenues improved from 43.2% to 29.4%. The decrease in the quarter and fiscal year to date is due primarily to: (i) a substantial increase in the quarter and fiscal year to date revenue versus the prior year, (ii) a decrease in salary expenses as a percentage of revenue due to a reduction in headcount from the implementation of management's restructuring plan as well as reductions in overhead costs as percent of revenue and (iii) a decrease in other expenses including advertising, office supplies and repairs as a percentage of revenue. On a stand-alone basis, Infotel's SG&A as a percent of revenues increased slightly to 30.1% for the three months ended March 31, 1999 compared to 28.8% for the three months ended March 31, 1998, on a fiscal year to date basis, Infotel's SG&A as a percent of revenues increased slightly to 26.0% from 24.7% a year ago; on a dollar basis, Infotel's SG&A for the quarter and six month periods was relatively unchanged from the same periods a year ago; thus the percentage increase was due to a small decrease in Infotel's revenues during the current quarter and the six months ended March 31, 1999. NHancement's corporate overhead costs increased by $135,000 for the three months ended March 31, 1999 due primarily to increased salary expenses for severance pay to the former CEO. Fiscal year to date corporate overhead costs increased due to (i) increased outside services as a result of an aborted financing; (ii) increased costs for audit and legal related to the reporting requirements of the company resulting from its expansion from the acquisition of Infotel and the preparation of a special proxy statement related to the Company's Preferred Stock financing; and (iii) relocation and severance expenses related to the former CEO.

     At March 31, 1999, the Company provided a 100% reserve against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets, such that a full valuation allowance is required. The Company currently has a $2.5 million federal net operating loss carryforward available, after considering limitations on the use of such carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Although the acquisition of complimentary businesses and products has been an element of the Company's business strategy, the Company's current ability to engage in acquisitions is subject to severe limitations given the Company's present financial condition. To engage in such activity, the Company will need to obtain additional debt or equity financing, neither of which may be available or, if available, may not be on terms acceptable to the Company. Debt financing may require the Company to pay significant amounts of interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may dilute the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or general working capital purposes. In April of 1998, the Company negotiated a preferred stock financing for $3.0 million, of which $1,250,000 was received with substantially all of the net proceeds having been used for the acquisition of Infotel. The Company recently received approval of its shareholders to complete the remaining $1.75 million of the Preferred Stock offering. As part of its effort to regain compliance with Nasdaq listing requirements, management has obtained written commitments from its Preferred Stock investors to fund the remaining $1.75 million.

     During the six months ended March 31, 1999, net cash provided by operating activities was $0.2 million. Sources of cash consist primarily of accounts receivable collections, a decrease in other assets, and an increase in accounts payable, offset by cash used to fund the Company's net operating losses. Net cash used by investing and financing activities totaled $0.1 million consisting of: (i) purchases of property and equipment for the Company's internal computer system and (ii) payment of the notes payable to management offset by increased borrowings under the Company's line of credit.
 At March 31, 1999, the Company's working capital deficit was $0.5 million, an improvement of $0.3 million over the quarter ended December 31, 1998. The Company had a cash balance of $1.7 million at March 31, 1999. The Company's current ratio improved slightly to 0.94 to 1.0 at March 31, 1999. Management believes that available cash reserves coupled with additional available credit and improved earnings will provide adequate funds for future operations, although no assurance can be given that current efforts will be successful.

     In October 1998, the Company through its NHAN NA subsidiary obtained a $1.0 million accounts receivable credit line with a local finance company with an advance rate of 80% of eligible receivables at an interest rate of 2.75% per month. In January 1999, the Company's lender increased the credit line from $1.0 million to $2.0 million and restrictions were eased on the receivables eligible for inclusion in the Company's borrowing base. The Company, through its Infotel subsidiary, is attempting to complete a credit line with a major Singapore bank for S$3.5 million with interest at 1.25% above the bank prime rate to be used for Infotel's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. The Company hopes to complete this facility during the next quarter.

     The Company's management estimates that it will incur less than $200,000 in capital expenditures during the next 12 months, representing mostly company-wide business systems hardware and communication systems. The Company anticipates that all major capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

     Pursuant to the Infotel acquisition agreement the Company is required to pay $1,390,400 to the former Infotel shareholders 30 days after the filing of the 10-KSB which was filed on January 13, 1999. The Company does not currently have the available working capital necessary for payment. The Company failed to make payment to the former Infotel shareholders as required by the terms of the acquisition agreement. Consequently, the former Infotel shareholders had the option of accepting either NHancement Common Stock or a minority interest in the Common Stock of Infotel in lieu of cash. The former Infotel shareholders had 45 days after non-payment by the Company to notify the Company in writing of which option they had elected. As of the date of this filing, the Company had not received written notice from the former Infotel shareholders. Because the former Infotel shareholders did not elect either option, the debt began accruing interest on March 30, 1999, daily at the rate of 3% per year above the prime lending rate of The Development Bank of Singapore Ltd. and will continue until the date payment is made. The Company is renegotiating with the former Infotel shareholders to defer payment and to accept a portion of the payment in additional shares of NHancement's Common Stock.

     Based upon its present earnings and cost reduction plans, management believes that operating cash flow, available cash and available credit are adequate to meet the working capital needs of the Company and its subsidiaries during the next 12 months. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to successfully implement any acquisition program.

RISK FACTORS

     The following risk factors, in addition to the risks described elsewhere in the description of the Company's business in this report on Form 10-QSB, may cause actual results to differ materially from those in any forward-looking statements contained in the business description, MD&A or elsewhere in this report or made in the future by the Company or is representatives. Such forward-looking statements involve known risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements.

RISKS ASSOCIATED WITH DELISTING OF COMMON STOCK; PENNY STOCK RULES.

     Although the Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO, there can be no assurance that it will remain eligible to be included on the Nasdaq SmallCap Market System. In this regard, on November 20, 1998, the Company informed Nasdaq that due to continued losses it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System. Specifically, the Company failed to meet the requirements of Nasdaq Marketplace Rule 4310(c)(2) which requires that an issuer maintain: (i) net tangible assets of $2.0 million; (ii) market capitalization of $35 million; or (iii) net income of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Nasdaq is currently reviewing the propriety of continuing the Company's listing on the Nasdaq SmallCap Market System. The Company has submitted a plan to correct its listing deficiency which was reviewed by Nasdaq at a hearing attended by the Company on April 29,1999. There can be no assurance that the Common Stock will
remain listed.   If the Company's Common Stock is delisted from the Nasdaq
SmallCap Market System, the Company will become subject to the Securities and Exchange Commission's "penny stock" rules, and as a result, an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock.

     The "penny stock" rules under the Securities and Exchange Act of 1934 imposes additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. For transactions covered by the penny stock rules, a broker-dealer must make special suitability determinations for purchasers and must have received the purchaser's written consent to the transaction prior to sale. In addition, for any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market and penny stocks. As a result, if the Company were to be delisted from the Nasdaq SmallCap Market System and become subject to the rules on penny stocks, it would negatively affect the ability or willingness of broker-dealers to sell or make a market in the Company's securities and, therefore, would severely and adversely affect the market liquidity for the Company's Common Stock.

PRIOR LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY.

  Although the Company recorded net income of $21,900 on net revenues of $5.7 million for the quarter ended March 31, 1999, on a fiscal year-to-date basis the Company incurred a loss of $1.4 million on $9.0 million in revenue. The failure of the Company to produce positive operating results in the future may affect the future value of the Common Stock, may contribute to the Company losing its eligibility for listing of the Common Stock on the Nasdaq SmallCap Market System, may adversely affect the Company's ability to obtain debt or equity financing on terms acceptable to the Company, may prevent the Company from engaging in acquisition activity and could have a material adverse effect on the financial condition of the Company.

VOLATILITY OF STOCK PRICES.

     The over-the-counter markets for securities such as the Common Stock historically have experienced extreme price and volume fluctuations during certain periods. Other factors that may also adversely affect the market price of the Common Stock include new product developments, trends in the Company's industry, trends in the investment markets generally, as well as economic conditions and quarterly variations in the Company's results of operations. In addition, there can be no assurance that the Company's Common Stock will remain eligible for listing on the Nasdaq SmallCap Market System.

FINANCING RISKS.

     The acquisition of complementary businesses is still an element of the Company's business strategy. If a cash payment in excess of available working capital is required to make an acquisition, the Company will need to obtain additional debt or equity financing. Debt financing may require the Company to pay significant amounts as interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may be dilutive to the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or that, if available, such financing will be available on terms the Company deems acceptable. The inability of the Company to obtain such financing would have a material adverse effect on the Company's acquisition strategy. Further, the refusal of potential acquisition candidates to accept Common Stock in payment of the Company's purchase price obligations, in whole or in part, could require the Company to curtail its acquisition strategy altogether. To the extent that Common Stock is used as consideration in an acquisition transaction, such stock issuance may be dilutive to the Company's existing stockholders. Even if the Company is able to obtain financing needed for an acquisition, the terms of such financing may involve considerable costs to the Company. In this regard, as of March 31, 1999, of the original 12,500 shares of convertible Preferred Stock sold in April of 1998, 10,059 shares plus accrued dividends were converted into 901,160 shares of Common Stock at an average price per share of about $1.13. The Company intends to soon complete the remaining $1.75 million of the convertible preferred financing. As part of its effort to regain compliance with Nasdaq listing requirements, the Company has obtained written commitments from its Preferred Stock investors to fund the remaining $1.75 million.

RELIANCE UPON COMPANY'S DISTRIBUTOR AND SUPPLIER RELATIONSHIPS; DEPENDENCE ON SIGNIFICANT CUSTOMERS.

     The Company's business is based upon the integration of hardware, software, and communications and data processing equipment manufactured by others into systems designed to meet the needs of its customers. Although the Company has distributor agreements with a number of equipment manufacturers, a major portion of its revenue is based upon products manufactured by Centigram Communications Corporation ("Centigram") or Baypoint Innovations ("Baypoint"), the Mitel Corporation subsidiary which purchased Centigram's customer premises equipment ("CPE") business. The Company depends upon Centigram and Baypoint to offer products that are competitive with products offered by other manufacturers as to technological advancement, reliability and price. If

Centigram's or Baypoint's competitors should surpass them in any of these qualities, the Company may be required to establish alternative strategic relationships. Any such development, or any other adverse change in the Company's distributor relationship with Centigram or Baypoint, would adversely affect the Company's business for an indeterminate period of time until new supplier relationships could be established. In this regard, the distributor agreement entered into with Centigram may be canceled by either party upon ninety (90) days' notice and is subject to termination in the event that the Company defaults on or is otherwise in breach of various of its obligations under the agreement. Baypoint has continued to distribute the CPE products and honor the NHAN NA distribution agreement. Any disruption to product supplied by Centigram or Baypoint would have a significant adverse impact upon the Company's business for an indeterminate period of time until new supplier relationships could be established.

     In July 1998, the Company signed a "Premier Partner" distribution agreement with Interactive Intelligence, Inc. ("I3") for the distribution of its Enterprise Information Center ("EIC") product, a next generation communication server which merges voice and data functions into a single computer-based system. Revenue from this product accounted for one-fourth of NHAN NA revenues in the current quarter ended March 31, 1999. Any disruption to this relationship or to the products supplied by I3 would have a significant adverse impact upon the Company's business for an indeterminate period of time until a new supplier relationship could be established.

     NHAN NA has distributor agreements with a number of equipment manufacturers in addition to Centigram and I3. In accordance with the terms of these distributor agreements, a manufacturer may discontinue the distributor relationship because of factors related to a particular distributor or because of a manufacturer's decision to change its method of distributing its products to all or parts of its markets. In making such a change, a manufacturer of key products sold by a distributor may effectively become a direct competitor of its former distributor. Moreover, a manufacturer may reduce its dealer discounts, eliminate any exclusive distribution rights, and/or reduce the manufacturer's support of a distributor or otherwise adversely affect the competitive environment in which the distributor sells the manufacturer's products. Any material change in NHAN NA's distributor relationships with its key suppliers or any interruption of the delivery of equipment to NHAN NA by any of its key suppliers would have a material adverse effect upon the Company.

     Infotel offers a wide range of infrastructure communications equipment products. Products supported include manufacturers such as Motorola, Ericsson, Raytheon, Newbridge and Shiva Corp., Rohde & Schwartz Gmbh, and Siemans. Infotel also has an established business providing test measuring instrumentation and testing environments. The business grew out of a communications relationship with a German conglomerate, Rohde & Schwartz Gmbh, which evolved into a dependency on Infotel to service other Rohde & Schwarz products such as test instruments. Infotel is now the regional distributor and test and repair center for Rohde & Schwarz test instruments, which provides a steady stream of revenues. Infotel has since expanded its repair capability to include Alcatel mobile telephones. Infotel focuses principally on large projects in the government and institutional sectors as well as in the commercial sector. Any material change in Infotel's relationship with these manufacturers or any interruption to deliveries to Infotel by any of its key suppliers would have a material adverse affect upon the Company.

     The Company currently services approximately 1000 customers. Revenues from the Company's two largest customers accounted for approximately 13% and 7% of total revenues during the six-month period ended March 31, 1999. While the Company has considerably broadened its customer base, the concentration of revenues derived by these two customers results in additional risk to the Company and any disruption of orders from either of these customers would have an adverse effect on the Company.

COMPETITION IN NHAN NA'S VOICE PROCESSING AND CUSTOMER PREMISES EQUIPMENT BUSINESSES.

     The voice processing and customer premises equipment markets are highly competitive and competition in this industry is expected to intensify with the introduction of new product enhancements and new competitors. NHAN NA competes with a number of larger integrated companies that provide competitive voice processing products and services as subsets of larger product offerings, including all the former regional Bell operating companies and major PBX equipment manufacturers, such as Fujitsu Limited and Lucent Technologies Inc. ("Lucent"), formerly a division of AT&T. These integrated public company competitors are substantially larger than the Company and have substantially greater revenues than the Company, and, as a result, may encroach on the Company's voice processing equipment and service markets. Additionally, in the CPE markets, NHAN NA competes with two types of equipment companies: (i) interconnects (PBX providers), including Lucent, Northern Telecom Limited, Fujitsu Limited and NEC Corporation, and (ii) independent voice processing manufacturers, such as Octel Communications Corporation (now owned by Lucent). Digital Sound Corporation, Active Voice Corporation, Applied Voice Technology, Inc., Glenayre Technologies, Inc. and Comverse Technology, Inc., among others, also compete with the Company in the service provider market. NHAN NA's competitors have better name recognition in the market; a larger installed base of customers and greater financial, marketing and technical resources than the Company.

COMPETITION IN INFOTEL'S INFRASTRUCTURE COMMUNICATIONS EQUIPMENT BUSINESSES.

     Infotel competes against several large companies in Singapore that are better capitalized. Although Infotel has in the past managed to compete successfully against such larger companies on the basis of its engineering and project management expertise, there can be no assurance that such expertise will permit Infotel to compete effectively with such larger companies in the future. Further, various large manufacturers have established their own branch offices in Singapore and compete against Infotel.

RISKS IN INTEGRATING ACQUIRED COMPANIES.

     Acquisitions may involve a number of special risks, including adverse short-term effects on the Company's operating results, diversion of management's attention from the operations of the Company, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial performance. Successfully integrating the operations of additional companies into those of the Company will require the cooperative efforts of the managers and employees of the respective business entities, including the integration of the owners or managers of smaller companies into roles that require them to report to supervisors. Significant costs and management time may be required to integrate management control systems. Furthermore, to manage its operations effectively, the Company must continue to improve its operational, financial and management controls and information systems, to accurately forecast sales demand, to control its overhead and to manage its marketing programs. As discussed in previous sections, the acquisition of NHAN NA and Advantis, prior to its divestiture, have yielded operating results that were significantly lower than expected. Other acquisitions could generate results different from our expectations. Accordingly, no assurance can be given that the future performance of the Company's subsidiaries will be commensurate with the consideration paid to acquire such companies. If management fails to establish the needed controls and to manage growth effectively, the Company's operating results, cash flows and overall financial condition will be adversely affected.

RISKS INVOLVED IN CHANGES OF MANAGEMENT.

     Management changes often have a disruptive effect on businesses and can lead to the loss of key employees because of the uncertainty inherent in change. On January 6, 1999, Esmond Goei resigned his position as President and CEO of the Company. Mr. Zorn became interim President and CEO to fill the vacancies created by Mr. Goei's resignation and on February 2, 1999 the Board of Directors elected Mr. Zorn to the offices of President and Chief Executive Officer. On April 20, 1999, the Board appointed Donna M. Pulvermacher as Acting Chief Financial Officer and Treasurer and Linda V. Moore to the office of Secretary of the Company. The loss of the key employees of the Company could have a materially adverse effect on the Company's operations. Furthermore, no assurances can be given that the current changes in management of the Company will be adequate to maintain the Company's profitability or to meet future growth targets.

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

     The Company's internal computer systems for North American operations were purchased in 1998 from well recognized companies and are stipulated by the manufacturers to be Year 2000 compliant. As for Asian operations, the Company recently completed its review of the internal computer systems of Infotel and discovered that Infotel's systems are not Year 2000 compliant. A plan has been established to purchase a package that is year 2000 compliant and to install the system in the summer of 1999. The estimated cost of the new business systems for all locations combined is $425,000 of which $350,000 has been incurred; such systems are needed not only to remedy Year 2000 compliance problems but also to maintain proper controls for management of the Company.

     The Company distributes products from third party voice product equipment manufacturers in North America, some of which are susceptible to Year 2000 problems. During fiscal year 1997, the Company initiated a review of the products that its domestic subsidiary, NHAN NA, distributes to determine which, if any, are not capable of recognizing the year 2000. Communications were initiated with all of the manufacturers of such products to determine the nature and extent of any Year 2000 problems. Where potential Year 2000 computer problems contained in the products used or distributed by the Company have been identified, the manufacturers have stated that they have committed resources to resolve such problems prior to year 2000. However, there can be no assurance that these manufacturers will, in fact, timely complete the resolution of their Year 2000 problems or, even if timely completed, that those solutions will be acceptable in the marketplace. The solution to be provided by some manufacturers will involve a significant upgrade cost to the end user, which may give rise to disputes and/or litigation between the end user and the manufacturer, which may also involve the Company. The costs of such possible disputes or litigation could be significant, thereby resulting in a material adverse effect on the Company's business, financial condition and results of operations.

     Infotel, the Company's Singapore subsidiary has not conducted a review of the products it distributes to determine which, if any, are not capable of recognizing the year 2000. To determine product confidence, Infotel provides its customers with the suppliers' compliance or their website information.
As a result, the Company is currently unable to determine whether there are any Year 2000 problems associated with such third-party products, and, if so, whether the manufacturers will be able to timely resolve any such problems. The Company also has not been able to determine whether the legal systems of Singapore would result in more or less litigation exposure to the Company and its subsidiaries if there were disputes between the end user of a product installed by Infotel, and the manufacturer.

                                   PART II
                              OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     On July 30, 1998, a case entitled C.C.& Associates, et al. V. NHancement Technologies, Inc., et al. was filed in Santa Clara County Superior Court. The complaint was allegedly served in September 1998. The dispute arises out of the request for payment of legal and accounting expenses pursuant to a non-binding letter of intent. On December 19, 1998, plaintiff filed with the court a Request for Entry of Default and Clerk's Judgement ("Request") against the Company in the amount of $54,722.00. On January 30, 1999, plaintiff agreed to withdraw the Request and allow the Company to answer the complaint. The Company is contesting the allegations, in particular, the amount allegedly owing. The Company cannot presently make any determination regarding the probable outcome of the litigation; however, the parties have agreed to mediate the dispute within the next sixty (60) days and it is not anticipated that the resolution will have a material adverse effect on the financial condition and operations of the Company.

ITEM 2.   CHANGES IN SECURITIES

                  OPTION AND WARRANT GRANTS IN LAST FISCAL QUARTER


             CLASS OF                  DATE OF           TITLE OF         NUMBER OF SHARES     AGGREGATE
           PURCHASERS(1)                 SALE           NHANCEMENT                              PRUCHASE         FORM OF
                                                        SECURITIES                               PRICE        CONSIDERATION
---------------------------------------------------------------------------------------------------------------------------
Options granted to twenty-eight                          Shares of
employees(2)                           2/02/99         Common Stock           849,500             (2)              (2)
                                                         Shares of
Options granted to three               2/02/99         Common Stock            75,000             (3)              (3)
directors(3)

                                                         Shares of
Warrants granted to former CEO(4)      1/06/99         Common Stock            50,000             (4)              (4)
Warrants granted to outside                              Shares of
consultants(5)                         2/02/99         Common Stock           300,000             (5)              (5)



(1) The grant of options and warrants to the individuals identified in the table above were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and /or Regulation D promulgated thereunder.

(2) The options were granted to employees of NHancement under the Company's Equity Incentive Plan. The options are incentive stock options, generally expire ten years from the date of grant and become exercisable based on the Company and individual performance for 50% of the shares on the first year anniversary of the date of grant, and 50% on the second anniversary. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined on the date of grant.

(3) The options were granted to three outside directors under the Company's Equity Incentive Plan. The options are non-statutory stock options, generally expire ten years from the date of grant and the options become exercisable at the rate of 1/365 per day. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined on the date of grant.

(4) The warrants were granted to the former CEO pursuant to a termination agreement dated January 6, 1999. The terms of the warrants are for 3 years. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined on the date of grant.

(5) The warrants were granted to outside consultants to assist the Company in acquisitions and financings. The terms of the warrants are for 5 years. The exercise price on the date of grant was equal to or greater than 110% of the fair market value as determined on the date of grant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On February 25, 1999, the 1998 Annual Meeting of Shareholders of NHancement Technologies Inc. was held at the Company's offices in Fremont, California. At the meeting the following individuals were elected to serve as directors until the next Annual Meeting of Shareholders:

                  NOMINEES                                      FOR              WITHHELD
                  --------                                      ---              --------
                  Douglas S. Zorn                            4,286,405            29,700
                  James S. Gillespie                         4,180,993           135,112
                  Robert J. Schmier                          4,180,993           135,112
                  N. Bruce Walko                             4,286,405            29,700

  In addition the shareholders approved the following proposal:

                                                                       FOR            WITHHELD
                                                                       ---            --------
              Ratify the appointment of BDO Seidman as the          4,167,193          148,912
              Company's auditors for the fiscal year ending
              September 30, 1998.

     The foregoing matters are described in the Company's definitive proxy statement dated January 28, 1999.

ITEM 5.  OTHER INFORMATION

     CHANGES IN MANAGEMENT

     On January 6, 1999, Mr. Goei resigned his position as President and CEO pursuant to the terms of a Separation Agreement approved by the Board of Directors, which modifies the terms of his Employment Agreement. In exchange for Mr. Goei's resignation, the Company has agreed to a severance package with the following principal terms: (i) six and one-half months of regular pay at his current rate, (ii) continued benefits under the Company's medical and group insurance plan through May 15, 1999, (iii) use of the Company paid leased automobile through the end of the lease term in July 1999, (iv) reimbursement by the Company for certain accrued moving expenses totaling $70,000 incurred by Mr. Goei, and payment by Mr. Goei in full of a loan related to costs of relocation, (v) issuance of warrants to purchase 50,000 shares of NHancement Common Stock at the fair market value in effect as of the date of his resignation, which was $1.00 per share, and (vi) the agreement of Mr. Goei and the Company to a mutual waiver of all claims
related to Mr. Goei's employment.   Mr. Goei continued to serve as Chairman
of the Board and Director of the Company until January 13, 1999 when he resigned from these positions.

     Effective January 6, 1999, Douglas S. Zorn became interim President and Chief Executive Officer to fill the vacancies created by Mr. Goei's resignation and on February 2, 1999, the Board of Directors appointed Mr. Zorn to the offices of Chief Executive Officer and President. On April 20, 1999, the Board elected Donna M. Pulvermacher as Acting Chief Financial Officer and Treasurer and Linda V. Moore to the office of Secretary of the Company.

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

     On February 2, 1999, the Board of Directors reduced the number of Board members from seven (7) to five (5). On February 25, 1999, Messrs. Zorn, Gillespie, Schmier and Walko were elected to the Board of Directors at the 1998 Annual Meeting of Shareholders. On April 20, 1999, Messrs. Zorn, Gillespie, Schmier and Walko were elected to the Board of Directors at the 1999 Annual Meeting of Shareholders. As of the date of this filing, there is still one (1) vacancy on the Board of Directors.

     AGREEMENT WITH JWGENESIS

     Effective February 2, 1999, the Company entered into an exclusive one-year agreement with JWGenesis Capital Markets to assist the Company as financial advisors in connection with the possible sale, merger, consolidation, recapitalization, business combination, exchange offer or purchase or sale of securities or assets of the Company. The agreement includes the payment of a non-refundable fee of $25,000, the reimbursement of out-of-pocket expenses of $25,000, warrants to purchase 300,000 shares of the Company's Common Stock at a per share exercise price of 100% of the fair market value as of the date of the agreement and transaction fees due upon the successful closing of any such transaction of (i) 10% if equity (5% if merger, acquisition or debt of the first $10 million of the aggregate consideration), (ii) 7% if equity (3.5% if merger, acquisition or debt of the next $10 million of the aggregate consideration), (iii) 5% if equity (2.5% if merger, acquisition or debt of the next $10 million of the aggregate consideration), and (iv) 4% if equity (2% if merger, acquisition or debt of the balance of the aggregate consideration) subject to a minimum transaction fee of $500,000 on each transaction. A seller's remorse fee of $250,000 is payable to JWGenesis on any bona fide transaction proposal with aggregate consideration of over $5 million which is accepted by the Company for which the Company fails to complete the transaction except due to a breach by or failure of condition under the control of the other party to the transaction.

     Due to the Company's improved performance, increased revenues and return to profitability coupled with the Company's order backlog at March 31, 1999, the Company is currently not pursuing nor does it have any plans to sell the securities or assets of the Company. The Company will continue to review all options presented by JW Genesis including possible acquisition candidates and financing alternatives.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB


      EXHIBIT
      NUMBER                                          DESCRIPTION OF EXHIBIT
    ------------   -----------------------------------------------------------------------------------------------
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

          4.8       Warrant Agreement dated February 2, 1999 between the Company and Kenneth L. Greenberg.

          4.9       Warrant Agreement dated February 2, 1999 between the Company and Mark Goldberg.

         10.47      Separation Agreement dated January 13, 1999 between Esmond T. Goei and the Company.(1)

         10.48      Letter Agreement dated February 2, 1999 between the Company and JWGenesis Capital Markets LLC.

          27.0      Financial Data  Schedule

(b)  Reports on Form 8-K:

          A report on Form 8-K dated January 6, 1999 was filed with the Commission on February 12, 1999 reporting matters under Item 5 (Other Events).








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

                                       NHANCEMENT TECHNOLOGIES INC.




                                       By:  /s/ Douglas S. Zorn
                                          --------------------------------
Date: May 11, 1999                        Douglas S. Zorn
                                          President and Chief Executive Officer



                                       By:  /s/ Donna M. Pulvermacher
                                          --------------------------------
                                          Donna M. Pulvermacher
                                          Acting Chief Financial Officer
                                          and Treasurer

INDEX TO EXHIBITS



      EXHIBIT
      NUMBER                                          DESCRIPTION OF EXHIBIT
    --------------------------------------------------------------------------------------------------------------
          4.7       Warrant Agreement dated February 2, 1999 between the Company and JWGenesis Capital Markets LLC.

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