Form 10QSB
period 1999-06-30
NHANCEMENT TECHNOLOGIES INC
filed 1999-07-28
CIK 1025985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-QSB
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to ___________

                         COMMISSION FILE NUMBER 0-21999
                                -----------------
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


 As of July 27, 1999, there were 6,954,000 shares of Common Stock outstanding.

      Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                    ---    ---

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown. These unaudited financial statements should be read in conjunction with the audited financial statements for the nine months ended September 30, 1998. The results for the nine months ended June 30, 1999 are not necessarily indicative of the results of operations for a full year.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                               AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEET
                                                                    (UNAUDITED)

------------------------------------------------------------------------------------------------ -------------------
                                                                                                   JUNE 30, 1999
------------------------------------------------------------------------------------------------ -------------------
ASSETS
CURRENT
          Cash and cash equivalents                                                                      $3,211,100
          Restricted cash                                                                                   271,300
          Accounts receivable, less allowance for doubtful accounts of $228,300                           5,957,800
          Inventory                                                                                       1,494,800
          Current portion of notes receivable from related parties                                          206,600
          Prepaid expenses and other                                                                        345,900
------------------------------------------------------------------------------------------------ -------------------
 TOTAL CURRENT ASSETS                                                                                    11,487,500
------------------------------------------------------------------------------------------------ -------------------

PROPERTY AND EQUIPMENT                                                                                    2,006,600
          Less accumulated depreciation                                                                    (856,700)
------------------------------------------------------------------------------------------------ -------------------
PROPERTY AND EQUIPMENT, net                                                                               1,149,900
------------------------------------------------------------------------------------------------ -------------------

Excess of cost over net assets acquired of NHAN NA, net of accumulated amortization of $187,500             562,500
Excess of cost over net assets acquired of Infotel, net of accumulated amortization of $191,900           2,230,200
Long-term portion of notes receivable from related parties                                                  117,300
Other assets                                                                                                 24,600
------------------------------------------------------------------------------------------------ -------------------
                                                                                                        $15,572,000
------------------------------------------------------------------------------------------------ -------------------
------------------------------------------------------------------------------------------------ -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Lines of credit                                                                                $1,087,400
          Accounts payable                                                                                3,335,600
          Accrued liabilities                                                                             2,117,400
          Deferred revenue                                                                                1,785,100
          Income tax payable                                                                                 47,100
          Notes payable to stockholders                                                                   1,250,000
          Capital lease obligations, current portion                                                         98,800
------------------------------------------------------------------------------------------------ -------------------
TOTAL CURRENT LIABILITIES                                                                                 9,721,400

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                            69,700
------------------------------------------------------------------------------------------------ -------------------

TOTAL LIABILITIES                                                                                         9,791,100
------------------------------------------------------------------------------------------------ -------------------

STOCKHOLDERS' EQUITY
          Convertible preferred stock, $0.01 par value, 2,000,000 shares authorized, 17,500
            shares issued and outstanding                                                                 1,341,800
          Common stock, $0.01 par value, 20,000,000 shares authorized, 6,954,000, shares
            issued and outstanding                                                                           69,500
          Additional paid-in capital                                                                     22,949,500
          Accumulated deficit                                                                           (18,376,500)
          Cumulative translation loss, net of tax                                                          (203,400)
------------------------------------------------------------------------------------------------ -------------------
TOTAL STOCKHOLDERS' EQUITY                                                                                5,780,900
------------------------------------------------------------------------------------------------- ------------------
                                                                                                        $15,572,000
------------------------------------------------------------------------------------------------- ------------------
------------------------------------------------------------------------------------------------- ------------------

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                               AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                               1998          1999           1998           1999
----------------------------------------------------------- ----------- -------------- -------------- --------------
NET REVENUES                                                 3,253,300     $6,652,800     $6,239,100    $15,629,300
Cost of sales                                                1,766,600      4,309,200      3,803,800     10,252,100
----------------------------------------------------------- ----------- -------------- -------------- --------------
GROSS PROFIT                                                 1,486,700      2,343,600      2,435,300      5,377,200
----------------------------------------------------------- ----------- -------------- -------------- --------------
OPERATING EXPENSES
Selling, general and administrative                          1,260,700      1,901,900      3,556,400      5,863,100
Restructuring charges (Note 9)                                     ---            ---            ---        189,000
Amortization of excess of cost over net assets
  acquired, including impairment loss of
  $4,084,300 in fiscal 1998                                     75,000        110,700      4,385,100        331,900
----------------------------------------------------------- ----------- -------------- -------------- --------------
TOTAL OPERATING EXPENSES                                     1,335,700      2,012,600      7,941,500      6,384,000
----------------------------------------------------------- ----------- -------------- -------------- --------------
INCOME (LOSS) FROM OPERATIONS                                  151,000        331,000     (5,506,200)    (1,006,800)

OTHER INCOME (EXPENSE)
Interest income                                                 17,900         37,100         70,800         81,300
Interest expense                                               (12,400)      (131,000)       (45,500)      (246,100)
Other                                                           36,800         15,800         72,900         30,300
----------------------------------------------------------- ------------ ------------- -------------- --------------
Total other income (expense)                                    42,300        (78,100)        98,200       (134,500)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                                          193,300        252,900     (5,408,000)    (1,141,300)
INCOME TAX EXPENSE (BENEFIT)                                    26,000          1,100        (66,100)         1,100
----------------------------------------------------------- ------------ ------------- -------------- --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                       167,300        251,800     (5,341,900)    (1,142,400)
----------------------------------------------------------- ------------ ------------- -------------- --------------
DISCONTINUED OPERATIONS
   Loss from operations of Advantis                           (119,700)           ---       (217,900)           ---
----------------------------------------------------------- ------------ ------------- -------------- --------------
NET INCOME (LOSS)                                               47,600       $251,800    ($5,559,800)   ($1,142,400)

PREFERRED DIVIDENDS                                           (430,100)      (717,200)      (430,100)      (724,000)
----------------------------------------------------------- ------------ ------------- -------------- --------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                     (382,500)     ($465,400)   ($5,989,900)   ($1,886,400)
----------------------------------------------------------- ------------ ------------- -------------- --------------
BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER
COMMON SHARE (NOTE 7)                                            ($.06)         ($.08)        ($1.31)         ($.32)
----------------------------------------------------------- ------------ ------------- -------------- --------------
BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS
PER COMMON SHARE (NOTE 7)                                        ($.02)           ---          ($.05)           ---
----------------------------------------------------------- ------------ ------------- -------------- --------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE (NOTE 7)             ($.08)         ($.08)        ($1.36)         ($.32)
----------------------------------------------------------- ------------ ------------- -------------- --------------

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                               AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         AND COMPREHENSIVE LOSS
                                                                    (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                               PREFERRED STOCK         COMMON STOCK        ADDITIONAL                      CUMULATIVE
                                 PAR VALUE              PAR VALUE           PAID IN       ACCUMULATED     TRANSLATION
                             SHARES     AMOUNT      SHARES      AMOUNT       CAPITAL        DEFICIT          LOSS         TOTAL
--------------------------- -------- ------------ ----------- ----------- -------------- --------------- ------------ ------------
Balance, September 30,
1998                          3,200     $252,200   5,579,235     $55,800    $21,020,900    ($16,510,100)   ($174,900)   $4,643,900

Dividends on preferred
stock converted to common
shares                          ---          ---      21,900         200         15,300         (15,500)         ---          ---

Preferred shares converted
into common stock            (3,200)    (252,200)    500,000       5,000        247,200             ---          ---          ---

Issuance of common stock
options and warrants for
payment of outside
service fees and
severance benefits              ---          ---         ---         ---         71,700             ---          ---       71,700

Issuance of Preferred
Stock, net of cash stock
issuance costs of
$265,000 (Note 5)            17,500    1,485,000         ---         ---            ---             ---          ---    1,485,000

Issuance of warrants for
Preferred financing (Note 5)    ---     (143,200)        ---         ---        143,200             ---          ---          ---

Deemed dividend on
preferred stock (Note 5)        ---          ---         ---         ---        708,500        (708,500)         ---          ---

Shareholder debt
converted to equity (Note
1)                              ---          ---     559,100       5,600        629,000             ---          ---      634,600

Shareholder debt
converted to equity (Note
1)                              ---          ---     116,565       1,200        115,400             ---          ---      116,600

Additional Common stock
issued for Infotel
acquisition                     ---          ---     177,200       1,800         (1,800)            ---          ---          ---

Comprehensive loss:

Net loss                        ---          ---         ---         ---            ---      (1,142,400)         ---    (1,142,400)

Cumulative translation
loss                            ---          ---         ---         ---            ---             ---      (28,500)      (28,500)

--------------------------- -------- ------------ ----------- ----------- -------------- --------------- ------------ ------------
Total comprehensive loss        ---          ---         ---         ---            ---             ---          ---    (1,170,900)
--------------------------- -------- ------------ ----------- ----------- -------------- --------------- ------------ ------------
--------------------------- -------- ------------ ----------- ----------- -------------- --------------- ------------ ------------
Balance, June 30, 1999       17,500   $1,341,800   6,954,000     $69,600    $22,949,400    ($18,376,500)   ($203,400)   $5,780,900
--------------------------- -------- ------------ ----------- ----------- -------------- --------------- ------------ ------------
--------------------------- -------- ------------ ----------- ----------- -------------- --------------- ------------ ------------

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                               AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                    (UNAUDITED)

---------------------------------------------------------------------------------- -------------------------------------
                                                                                         NINE MONTHS ENDED JUNE 30,
                                                                                               1998           1999
---------------------------------------------------------------------------------- --------------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                 ($5,559,800)     (1,142,400)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Loss from discontinued operations                                                            217,900             ---
    Depreciation and other amortization                                                         352,600         300,300
    Amortization of excess cost over net assets acquired, including impairment loss           4,185,500         331,900
    Gain on sale of fixed assets                                                                    ---         (11,600)
    Compensation related to grant of stock options and warrants                                     ---          71,700
    Other                                                                                       (57,500)         18,100
    Changes in operating assets and liabilities:
       Accounts receivable                                                                   (1,177,100)     (1,402,300)
       Inventory                                                                                330,000        (166,500)
       Prepaid expenses and other                                                              (181,000)       (100,300)
       Other assets                                                                             223,200         221,500
       Income tax payable                                                                      (186,000)       (174,700)
       Accounts payable and other current liabilities                                           289,400       2,001,800
---------------------------------------------------------------------------------- ---------------------- ---------------
CASH USED IN CONTINUING ACTIVITIES                                                           (1,562,800)        (52,500)
CASH PROVIDED IN DISCONTINUED OPERATIONS                                                        (57,800)           ---
---------------------------------------------------------------------------------- ---------------------- --------------
NET CASH USED IN OPERATING ACTIVITIES                                                        (1,620,600)        (52,500)
CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                                                                  ---          93,100
   Cash purchase price of Infotel, net of cash acquired of $2,326,000                           (30,300)            ---
   Deferred acquisition costs                                                                  (135,600)            ---
   Note receivable from related party                                                            (1,100)         12,100
   Proceeds on sale of fixed assets                                                                 ---         145,800
   Purchase of property and equipment                                                          (236,400)       (192,200)
---------------------------------------------------------------------------------- ---------------------- --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                            (403,400)         58,800
---------------------------------------------------------------------------------- ---------------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowing under line of credit                                                            80,000         856,400
   Proceeds from shareholders notes payable                                                   1,400,000             ---
   Proceeds from sale of preferred stock                                                      1,047,400       1,485,000
   Principal payments on capital leases                                                             ---         (50,200)
   Principal payment on notes payable                                                               ---        (741,600)
   Principal payment on long-term debt due to stockholders                                     (187,500)            ---
---------------------------------------------------------------------------------- ---------------------- --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     2,339,900       1,549,600
---------------------------------------------------------------------------------- --------------------- ---------------
   Effect of exchange rate changes on cash                                                     (139,000)        (22,000)
---------------------------------------------------------------------------------- --------------------- ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            176,900       1,533,900
---------------------------------------------------------------------------------- --------------------- ---------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                2,326,300       1,677,200
---------------------------------------------------------------------------------- --------------------- ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $2,503,200       3,211,100
---------------------------------------------------------------------------------- --------------------- ---------------
---------------------------------------------------------------------------------- --------------------- ---------------

SUPPLEMENTAL DATA:
        Interest paid                                                                           $67,000        $317,000

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         On December 15, 1997, the Company issued 208,500 shares of its Common Stock in exchange for all the outstanding shares of Advantis pursuant to a purchase and plan of merger agreement.

         On June 22, 1998, the Company acquired all outstanding shares of Common Stock of Infotel Technologies (Pte) Ltd. in exchange for approximately 433,000 shares of the Company's Common Stock with an estimated value of $1,840,400 and $2,356,300 in cash. Additionally, management recorded additional purchase consideration of $1,390,400 based on Infotel's profits through June 30, 1998.

     During the nine months ended June 30, 1999, property and equipment additions of $150,400 were financed by capital lease obligations.

         On June 7, 1999, the Company issued 116,600 shares of its Common Stock for conversion of $116,600 of debt from a stockholder.

         On June 15, 1999, the Company recorded the final additional purchase consideration of $494,600 based on Infotel's profits in fiscal 1999. The Company issued 559,100 shares of its Common Stock for conversion of $634,600 of the additional consideration due the former stockholders of Infotel.

1.   LIQUIDITY

     The Company had net income of $251,800 and $21,900 for the third and second quarters of fiscal 1999. However, the Company incurred losses from continuing operations of $5.6 million and $1.1 million for the nine months ended June 30, 1998 and 1999 respectively. The losses in 1998 included non-cash charges for goodwill impairment of $4.1 million, amortization of the excess over net assets acquired of $0.3 million and a loss of $0.2 million from discontinued operations. At June 30, 1999, the Company had working capital of $1,766,100, an improvement of $2,296,400 from March 31, 1999. The major reasons for the improvement in working capital were (i) the issuance of $1,750,000 of its Series A Convertible Preferred Stock, less approximately $265,000 in related expenses, (ii) the acceptance by the former Infotel shareholders of additional shares of the Common Stock of NHancement Technologies Inc. in lieu of $634,600 in performance payments due under the terms of the acquisition agreement, (iii) the conversion of $116,600 of debt owed to a major shareholder into shares of the NHancement's Common Stock and (iv) profitability in the quarter. Although no assurance can be given, management believes its cash balance as of June 30, 1999 of about $3.5 million coupled with continuing profits will provide sufficient cash flow for future operations. The Company believes that the changes in management, cost cutting measures and its renewed focus on its core businesses implemented in the second and third fiscal quarters, along with its current customer order backlog of $5.0 million have positioned it for continued profitability. However if the Company fails to maintain profitable operations, its financial condition will be adversely affected.

          On February 17, 1999, the Company received written notification from The Nasdaq Stock Market that the Company's Common Stock would be delisted from the Nasdaq SmallCap Market, effective with the close of business on February 24, 1999, due to the Company's non-compliance with the net tangible assets/market capitalization/net income requirement for continued listing, as set forth under Marketplace Rule 4310(c)(2).

         The Company's subsequent request for an oral hearing with the Nasdaq Listing Qualifications Panel was granted and the Company attended the hearing on April 29, 1999. On June 3, 1999, the Nasdaq Listing Qualifications Panel issued a positive determination on the Company's request for continued inclusion on The Nasdaq SmallCap Market pursuant to an exception to the net tangible assets/market capitalization/net income requirement. Consequently, the Company's Common Stock continues to be listed, without interruption, on the Nasdaq SmallCap Market.

         Pursuant to the Infotel Technologies (Pte) Ltd ("Infotel") acquisition agreement, the Company was required to pay $1,390,000 to the former Infotel shareholders 30 days after the filing of the 10-KSB, which was filed on January 13, 1999. The Company failed to make payment to the former Infotel shareholders as required by the terms of the acquisition agreement. Consequently, the former Infotel shareholders had the option of accepting either NHancement Common Stock or a minority interest in the Common Stock of Infotel in lieu of cash. The former Infotel shareholders had 45 days after non-payment by the Company to notify the Company in writing of which option they had elected. Since the former Infotel shareholders did not elect either option, the debt began accruing interest on February 15, 1999, daily at the rate of 3% per year above the prime lending rate of The Development Bank of Singapore Ltd. Furthermore, based on Infotel's 1999 fiscal year performance the Company has recorded an additional $494,600 due to the former shareholders of Infotel. These two amounts represent the entire contingent amount of SD$3,200,000 (or US$1,884,600) which was due the former shareholders of Infotel under the terms of the acquisition agreement upon satisfaction of all contingencies. On April 29, 1999 the Company negotiated a settlement agreement with the former Infotel shareholders, contingent on the Company's continued listing on Nasdaq, to defer $1,250,000 of the cash payment until 60 days after the Company met Nasdaq's requirements for continued listing and to accept $634,600 of the performance payment in additional shares of the Company's Common Stock. Subsequently, the Company was successful in meeting the requirements imposed by Nasdaq for continued listing and the settlement with Infotel became effective, without contingency. A closing meeting with the former Infotel shareholders is scheduled for August 13, 1999 at which the $1.25 million plus accrued interest will be distributed. The Company will have no further payment obligations under the terms of the acquisition agreement following delivery of this amount.

2.   ORGANIZATION

         NHancement Technologies Inc., a Delaware corporation headquartered in Fremont, California ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company. The business of NHancement is conducted by its operating company subsidiaries: NHancement Technologies North America, Inc. ("NHAN NA", formerly Voice Plus, Inc.) and Infotel. NHAN NA, a California corporation headquartered in Fremont, California, is a systems integrator and national distributor of voice processing and multimedia messaging equipment. Infotel, a Singapore corporation acquired on June 22, 1998, is a systems integrator of infrastructure data communications equipment, turnkey project management services, and radar systems and a provider of test measuring systems. Accordingly, the consolidated financial statements include the results of the operations from NHancement and its NHAN NA subsidiary for both periods presented and those of Infotel for the eight days ended June 30, 1998 and the three months and nine months ended June 30, 1999. Furthermore, the results of operations of Advantis Network & Systems Sdn Bhd, which was acquired on December 15, 1997, are classified as discontinued as this subsidiary was divested on September 30, 1998.

3.   FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements as of June 30, 1999 and for the three and nine months ended June 30, 1999 and 1998 are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the nine months ended September 30, 1998 presented in the Company's latest annual report on Form 10-KSB.

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

4.   STOCK OPTIONS AND WARRANTS

         During the nine months ended June 30, 1999, the Company granted options to purchase approximately 1,024,500 shares of the Company's Common Stock to employees, and options to purchase 75,000 shares of Common Stock to outside directors, with exercise prices for these employees and director options ranging from $1.125 to $1.375 per share. During the same period, the Company also issued warrants to purchase 50,000 shares of Common Stock to the former CEO; warrants to purchase 50,000 shares of Common Stock to James
     S. Gillespie (the former owner of NHAN NA (formerly Voice Plus, Inc.) and currently a consultant to and a Director of the Company); warrants to purchase 500,000 shares of Common Stock to outside advisors to assist the Company with acquisitions and additional financing and warrants to purchase 175,000 shares of Common Stock to the buyers of the Preferred Stock issued on June 15, 1999, with exercise prices for these various warrant issuances ranging from $1.00 to $1.368 per warrant. In addition, the Company issued warrants to purchase 200,000 shares of Common Stock to the buyers of the Preferred Stock that are exercisable only if the Company redeems the Preferred Stock in accordance with the terms of the Securities Purchase Agreement, as amended, and the Certificate of Designations, as amended.

5.   FINANCING ACTIVITIES

         On June 15, 1999 the Company completed the remaining $1,750,000 tranche of Series A Convertible Preferred Stock (less commissions and certain other costs and expenses of approximately $265,000). The Preferred Stock bears a 5% cumulative dividend and has a liquidation preference equal to the original purchase price plus cumulative but unpaid dividends. The Preferred Stock is convertible into Common Stock at the lesser of the five day average closing bid price at the time of signing or 75% of the five day average closing bid price at the time of the conversion, except in no event will the conversion price per share be less than $0.80 before applying the 25% discount. The 25% conversion discount was reflected as a preferred stock deemed dividend and resulted in a $583,300 decrease in income or increase in the loss applicable to Common Stock in computing the net income/loss per share. In addition, the warrants to purchase 175,000 shares of the Company's Common Stock were granted to the Preferred investors and are reflected as a $125,200 deemed dividend.

         In October 1998, the Company through its NHAN NA subsidiary obtained a $1.0 million accounts receivable credit line with an U.S. finance company with an advance rate of 80% of eligible receivables at an interest rate of 2.75% per month. In January 1999, the Company's lender increased the credit line from $1.0 million to $2.0 million and restrictions were eased on the receivables eligible for inclusion in the Company's borrowing base. The Company, through its Infotel subsidiary, is attempting to complete a credit line with a major Singapore bank for S$3.5 million with interest at 1.25% above the bank prime rate to be used for Infotel's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. The Company hoped to complete this facility during the quarter, but because of the extensive amount of information and documentation required by foreign banks, the facility is expected to be completed during the fourth fiscal quarter.

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

6.   UNAUDITED PRO FORMA FINANCIAL DATA

         The unaudited pro forma statements of operations combine the results of operations of the Company and Infotel for the nine months ended June 30, 1998, as if the acquisition had occurred at the beginning of the period, after giving effect to certain adjustments, including the amortization of excess of costs over net assets acquired and interest expense on notes payable to related parties. The following unaudited pro forma summary does not necessarily reflect the results of operations as they would have been had the Infotel acquisition occurred at the beginning of the period presented and is not necessarily indicative of the results of operations for any future period. These pro forma results exclude the loss from discontinued operations.

     ----------------------------------------------------------------------------- ---------------------------------
                                                                                         UNAUDITED PRO FORMA
                                                                                          NINE MONTHS ENDED
                                                                                            JUNE 30, 1998
     ----------------------------------------------------------------------------- ---------------------------------
     Net revenues                                                                               $14,488,600
     Net loss                                                                                   ($4,754,800)
     Preferred stock dividend                                                                      (430,100)
     Basic and diluted net loss available to common shareholders                                 (5,184,900)
     Basis and diluted net loss per common share                                                      ($.92)

     Weighted average common and common equivalent shares outstanding                             5,616,200
     ------------------------------------------------------------------------------------- -----------------

7.   EARNINGS PER SHARE

         Earnings per share were computed under the provisions of SFAS 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                 NET LOSS - NUMERATOR                1998           1999            1998            1999
                 --------------------                ----           ----            ----            ----
        --------------------------------------- ---------------- -------------- --------------- ----------------
        Net income (loss)                              $47,600       $251,800     ($5,559,800)     ($1,142,400)
        Preferred stock dividends                     (430,100)      (717,200)       (430,100)        (724,000)
        --------------------------------------- ---------------- -------------- --------------- ----------------
        Basic and diluted net loss applicable
        to common stock                              ($382,500)     ($465,400)    ($5,989,900)     ($1,886,400)
        --------------------------------------- ---------------- -------------- --------------- ----------------
        --------------------------------------- ---------------- -------------- --------------- ----------------

        COMMON SHARES - DENOMINATOR
        Basic weighted average common shares
        outstanding                                  4,506,300      6,201,000       4,389,000        5,912,400
        Options and warrants                               ---            ---             ---              ---
        --------------------------------------- ---------------- -------------- --------------- ----------------
        --------------------------------------- ---------------- -------------- --------------- ----------------
        Diluted weighted average common
        shares outstanding                           4,506,300      6,201,000       4,389,000        5,912,400
        --------------------------------------- ---------------- -------------- --------------- ----------------
        --------------------------------------- ---------------- -------------- --------------- ----------------

         Options and warrants to purchase 2,568,900 shares and Preferred Stock convertible into approximately 1,750,000 shares of Common were outstanding at June 30, 1999 and options and warrants to purchase 1,009,300 shares and Preferred Stock convertible into 614,200 shares of Common Stock were outstanding at June 30, 1998 but were not included in the computation of diluted loss per common share because the effect would be antidilutive. Also, 177,200 additional consideration shares, which would be issuable according to the antidilution provisions in the Infotel acquisition agreement are not included in the computation of the diluted loss per Common share.

8.   SEGMENT REPORTING

          NHancement's reportable operating segments include NHancement Technologies North America, Inc. ("NHAN NA", formerly Voice Plus, Inc.) and Infotel Technologies (Pte) Ltd ("Infotel"). Infotel is based in Singapore and derives substantially all of its revenue from sales in Asia.

         Financial information for these segments includes the following:
         Three months ended June 30, 1999
       ------------------------------------------ -------------- ---------------- --------------- -----------------
                                                     NHAN NA         INFOTEL         OTHER(2)          TOTAL
       ------------------------------------------ -------------- ---------------- --------------- -----------------
       Net Sales to external customers               $4,062,000       $2,590,800             ---        $6,652,800
       Income (loss) from continuing operations         615,300          240,300       ($603,800)          251,800
       Total assets                                   5,306,400        8,027,000       2,238,600        15,572,000
       ------------------------------------------ -------------- ---------------- --------------- -----------------

         Three months ended June 30, 1998
       ------------------------------------------ -------------- ---------------- --------------- -----------------
                                                     NHAN NA         INFOTEL         OTHER(2)          TOTAL
       ------------------------------------------ -------------- ---------------- --------------- -----------------
       Net Sales to external customers               $3,003,300         $235,000         $15,000        $3,253,300
       Income (Loss) from continuing operations         468,900           71,000        (372,600)          167,300
       Total assets                                   4,652,600        5,742,700       4,807,800        15,203,100
       ------------------------------------------ -------------- ---------------- --------------- -----------------

         Nine months ended June 30, 1999
       ------------------------------------------ -------------- ---------------- --------------- -----------------
                                                     NHAN NA         INFOTEL         OTHER(2)          TOTAL
       ------------------------------------------ -------------- ---------------- --------------- -----------------
       Net Sales to external customers               $9,096,000       $6,533,300             ---       $15,629,300
       Income (loss) from continuing operations         649,000          480,000     ($2,271,400)      ($1,142,400)
       Total assets                                   5,306,400        8,027,000       2,238,600        15,572,000
       ------------------------------------------ -------------- ---------------- --------------- -----------------

         Nine months ended June 30, 1998
       ------------------------------------------ -------------- ---------------- --------------- -----------------
                                                   NHAN NA(1)        INFOTEL         OTHER(2)          TOTAL
       ------------------------------------------ -------------- ---------------- --------------- -----------------
       Net Sales to external customers               $5,987,700         $235,000         $16,400        $6,239,100
       Income (Loss) from continuing operations      (4,290,200)          71,000      (1,122,700)       (5,341,900)
       Total assets                                   4,652,600        5,742,700       4,807,800        15,203,100
       ------------------------------------------ -------------- ---------------- --------------- -----------------
         (1) NHAN NA loss includes an impairment loss of $4,084,300.
         (2) Other includes corporate expenses.

9.   RESTRUCTURING CHARGES

          The Company restructured its operations in the second quarter ended March 31, 1999. Restructuring charges consisted mostly of severance payments to the former CEO and operational and administrative employees of NHAN NA. A total of five employees were terminated in the quarter ended March 31, 1999 and a total of $189,000 of expenses related to severance benefits were expensed and paid in the quarter. No restructuring charges were incurred in the third quarter ended June 30, 1999.

10.  SUBSEQUENT EVENTS

         Effective July 16, 1999, the Acting Chief Financial Officer resigned to pursue other interests. The Company, which was already conducting a search for a Chief Financial Officer, will continue its search. A temporary senior financial executive is being sought in the interim from established local temporary professional employment agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    NHancement Technologies Inc. ("NHancement" or the "Company") through its North American subsidiary, specializes in multimedia systems that improve internal and external communication functions and provides customized software development for each client's individualized needs. The Company's Asian subsidiary is an integrator and distributor of communication systems and test equipment.

    The Company's consolidated financial statements include the accounts of the Company and its two operating segments: NHancement Technologies North America, Inc. ("NHAN NA" formerly Voice Plus, Inc.) and Infotel Technologies
(Pte) Ltd ("Infotel").

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

    GENERAL

    Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this third fiscal quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 1998 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

    In this MD&A, the Company explains its results of operations and discusses its financial condition for the three and nine-month fiscal periods ended June 30, 1999, as compared to the corresponding periods in 1998. The discussion of financial condition includes: (1) changes in the voice processing, data processing and communications industries, including how the Company expects these changes to influence future results of operations; and
(2) liquidity and capital resources, including discussions of capital financing activities and uncertainties that could affect future results.

    On February 17, 1999, the Company received written notification from The Nasdaq Stock Market that the Company's Common Stock would be delisted from the Nasdaq SmallCap Market, effective with the close of business on February 24, 1999, due to the Company's non-compliance with the net tangible assets/market capitalization/net income requirement for continued listing, as set forth under Marketplace Rule 4310(c)(2).

    The Company's subsequent request for an oral hearing with the Nasdaq Listing Qualifications Panel was granted and the Company attended the hearing on April 29, 1999.

    On June 3, 1999, the Nasdaq Listing Qualifications Panel issued a positive determination on the Company's request for continued inclusion on The Nasdaq SmallCap Market pursuant to an exception to the net tangible assets/market capitalization/net income requirement. The terms of the ruling included the following exceptions to which the Company was required to adhere in order to continue listed status on the Nasdaq SmallCap Market:

1. By June 15, 1999, the Company was required to have completed a $1,750,000 sale of its Series A Convertible Preferred Stock.
2. On or before June 15, 1999, the Company was required to have made a public filing with the SEC and Nasdaq detailing a minimum of $2,700,000 in net tangible assets.
3. The Company was required to demonstrate compliance with all requirements for continued listing on the Nasdaq SmallCap Market.
4. Until June 15, 1999, the Company was required to provide prompt notification to Nasdaq of any significant events that may have occurred.
5. The Company was required to have maintained a minimum closing bid price of $1.00 per share until June 15, 1999 (the "exception period") and would have been subject to an additional 90-day exception period if its stock had fallen below the minimum bid price. In that event, the Company would have been required to sustain the minimum closing bid price for a minimum of 10 consecutive trading days during the additional exception period.

    On June 15, 1999, the Company completed the $1,750,000 tranche of Series A Convertible Preferred Stock. This transaction was accomplished by means of an Amendment dated June 11, 1999 to the Securities Purchase Agreement dated April 13, 1998, and an Amendment dated June 11, 1999 to the Certificate of Designations as filed with the Delaware Secretary of State on April 9, 1998, as amended on April 13, 1998.

     On June 15, 1999, the Company completed its public filing with the SEC and Nasdaq of the Form 8-K detailing a minimum of $2,700,000 in net tangible assets. Throughout the exception period ended June 15, 1999, the Company had maintained a minimum closing bid price of $1.00 per share, had no significant events to report to Nasdaq and had demonstrated compliance with all requirements for continued listing on the Nasdaq SmallCap Market. Consequently, the Company's Common Stock continues to be listed, without interruption, on the Nasdaq SmallCap Market.

RESULTS OF OPERATIONS

     In this section, the Company provides the components of its earnings and explains variances within revenues and expenses for the fiscal three and nine-month periods ended June 30, 1999 and 1998.

     The following table shows results of operations, as a percentage of net sales, for the nine-month periods ended June 30, 1999 and 1998.

                  NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

               --------------------------------------------------------- --------------------------
                                                                              NINE MONTHS ENDED
                                                                                   JUNE 30,
                                                                             1998         1999
               --------------------------------------------------------- ------------- ------------
               Net sales                                                   100.0 %       100.0 %
               Cost of sales                                                61.0 %        65.6 %

               Gross profit                                                 39.0 %        34.4 %
               Selling, general and administrative expenses                 57.0 %        38.7 %
               Loss on impairment and amortization of excess of cost
                   over net assets acquired                                 70.3 %         2.1 %
               Loss from operations                                        (88.3)%        (6.4)%
               Other income (expense)                                        1.6 %        (0.9)%
               Loss from continuing operations before income taxes         (86.7)%        (7.3)%
               Income tax benefit                                           (1.1)%         0.0 %
               Loss from continuing operations                             (85.6)%        (7.3)%
               Loss from discontinued operations                            (3.5)%         ---
               Net loss                                                    (89.1)%        (7.3)%
               --------------------------------------------------------- ------------- ------------

   The Company's primary focus in the nine months ended June 30, 1999 was as an integrator and distributor of voice processing, data processing and communications systems. These operations were conducted through the Company's NHAN NA and Infotel subsidiaries. Company-wide revenue for the quarter ended June 30, 1999 increased $3.4 million to $6.7 million as compared to $3.3 million for the same period in 1998. Fiscal year to date revenue increased 150% from $6.2 million in fiscal 1998 to $15.6 million. The increase in revenues for the three and nine month periods in 1999 is due primarily to:
(i) the fact that only eight days of Infotel revenue or $235,000, were recorded in the three and nine month periods ended June 30, 1998, while all Infotel revenues or $6.5 million are included in the same fiscal periods in 1999 (Infotel was acquired on June 22, 1998) and (ii) an increase in NHAN NA's second and third quarter 1999 revenues as the Company refocused on its core business. NHAN NA's net sales increased 35%, from $3.0 million for the three months ended June 30, 1998 to $4.1 million for the three months ended June 30, 1999. On a fiscal year to date basis, NHAN NA's sales increased 52% from $6.0 million to $9.1 million for the nine-month periods ended June 30, 1998 and 1999. The increase in NHAN NA revenues came from both its existing customer base and from new customers and includes one-time Year 2000 revenues of about $650,000 related to upgrades. Almost half of NHAN NA's third quarter revenue came from its single largest customer, while 13% came from customers who purchased the new interactive communication systems that merge voice and data. Infotel's net sales for the third quarter decreased 38% from $4.2 million at June 30, 1998 (pre-acquisition operating results) to $2.6 million for the same period in 1999. Infotel's project management revenues in the third fiscal quarter of 1998 were exceptionally high due to the completion of a $2.0 million project compared to less than $0.1 million for the same quarter in 1999. On a fiscal year to date basis, Infotel's revenues are down 23% from $8.5 million (includes pre-acquisition operating results) to $6.5 million. The shortfall in fiscal year to date revenue is due to the same decrease in project management revenues, however management is projecting substantially higher revenues in the fourth fiscal quarter which are expected to result in Infotel's fiscal 1999 revenues being about 6% below those in the previous fiscal year.

Company-wide order backlog at June 30, 1999 reached an all time high of $5.0 million. NHAN NA's order backlog at June 30, 1999 decreased slightly to $2.4 million from $2.9 million the previous quarter however Infotel's backlog increased to $2.6 million from $1.4 million the previous quarter. Consequently, management believes that revenues for the fourth fiscal quarter will continue to be strong.

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

    Management believes that by the end of calendar 1999 after an initial increase due to Year 2000 upgrades, revenues for legacy systems will decline and that NHAN NA revenues will come increasingly from new technologies and products that have been recently introduced to the marketplace and which constituted 13% of NHAN NA's third quarter revenue. The Company is in the process of repositioning its NHAN NA subsidiary to take advantage of the new trends in the voice processing industry, specifically the migration from legacy systems to the new interactive communication systems that merge voice and data communications into a single computer based system.

    Management believes that the carrying value of the goodwill resulting from the Infotel acquisition is recoverable based on Infotel's performance and management's current estimates of future operating cash flows.

     Company-wide gross margins for the three months ended June 30, 1999 declined to 35.2% from 45.7% in the same period in 1998. For the nine months ended June 30, 1999, company-wide gross margins declined to 34.4% from 39.0%. NHAN NA's gross margin for the quarter ended June 30, 1999 decreased to 38.8% from 45.2% as compared to the same period in 1998. NHAN NA's fiscal year to date gross margin, as a percent of revenues, declined from 39.0% to 36.4% compared to the same period a year earlier. The decrease in the gross margin within North American operations was due equally to increased product costs and increased implementation costs associated with legacy system product problems during Year 2000 upgrades. While Infotel contributed only eight days or $113,000 in gross margins during the fiscal 1998 period, its contribution in fiscal 1999 was over $2 million resulting in a decrease in company-wide gross margins as Infotel's historical gross margin is significantly below gross margins attained in North American operations. However, on a standalone basis, Infotel's gross margin for the quarter (29.7%) and year to date (34.3%) is virtually unchanged from the same periods a year earlier.

    Company-wide selling, general and administrative ("SG&A") expenses as a percentage of net sales decreased to 28.6% for the three months ended June 30, 1999 versus 38.8% for the same period in 1998. For the nine months ended June 30, 1999, SG&A decreased to 38.7% from 57.0% on a company-wide basis. SG&A for NHAN NA decreased to 19.7% for the third fiscal quarter of 1999 compared to 27.3% for the same three-month period in 1998. For the nine months ended June 30, 1999 NHAN NA's SG&A expenses as a percentage of revenues decreased to 25.1% from 39.5% for the same period the prior year. The decreases in the quarter and fiscal year to date are due primarily to:
(i) a substantial increase in the quarter and fiscal year to date revenue versus the prior year and (ii) a decrease in expenses, including salaries, due to a reduction in personnel from the implementation of management's restructuring and cost reduction plan. Infotel's SG&A as a percent of revenues increased to 20.5% for the three months ended June 30, 1999 compared to 15.1% for the three months ended June 30, 1998. On a fiscal year to date basis, Infotel's SG&A as a percent of revenues increased to 26.6% from 22.3% a year ago. These percentage increases were due to decreases in the revenue levels during the periods, as Infotel's actual spending for SG&A during the quarter and nine month periods was less than the same periods a year ago. NHancement's corporate overhead costs increased by $77,000 for the three months ended June 30, 1999 due primarily to an increase in interest expense related substantially to the note payable to the former shareholders of Infotel. Fiscal year to date corporate overhead costs increased by $805,000, of which substantially all occurred in the first fiscal quarter prior to the cost reductions implemented by current management or in the second fiscal quarter as part of the restructuring costs. This increase was primarily due to (i) increased outside services as a result of a financing that was not completed; (ii) increased costs for audit and legal services related to the reporting requirements resulting from the acquisition of Infotel, the preparation of a special proxy statement related to the Company's Preferred Stock financing, and legal fees associated with the Nasdaq listing compliance requirements; (iii) relocation and severance expenses related to the former CEO, and (iv) increased interest expense related substantially to the note payable to the former shareholders of Infotel.

      At June 30, 1999, the Company provided a 100% reserve against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets, such that a full valuation allowance is required. The Company currently has a $2.65 million federal net operating loss carryforward available, after considering limitations on the use of such carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Although the acquisition of complimentary businesses and products previously has been an element of the Company's business strategy, the Company's current ability to engage in acquisitions is subject to limitations given the Company's present financial condition. To engage in such activity, the Company will need to obtain additional debt or equity financing, neither of which may be available or, if available, may not be on terms acceptable to the Company. Debt financing may require the Company to pay significant amounts of interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may dilute the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or general working capital purposes. In April, 1998, the Company negotiated a Series a Convertible Preferred Stock financing for $3.0 million, of which $1,250,000 was received less $265,300 of stock issuance costs, with substantially all of the net proceeds having been used for the acquisition of Infotel. On June 15, 1999 the Company completed the remaining $1,750,000 tranche of Series A Convertible Preferred Stock, less commissions and certain other costs and expenses of approximately $265,000. This transaction was accomplished by means of an Amendment dated June 11, 1999 to the Securities Purchase Agreement dated April 13, 1998 and an Amendment dated June 11, 1999 to the Certificate of Designations as filed with the Delaware Secretary of State on April 9, 1998, as amended on April 13, 1998.

    During the nine months ended June 30, 1999, net cash used by operating activities was $52,500. Sources of cash consisted primarily of increases in accounts payable, offset by cash used to fund the Company's net operating losses and increases in accounts receivable. Since the losses in the first fiscal quarter, revenues have been increasing and profitability has return and as such the increase in both accounts payable and accounts receivable are due to this increased business activity. Net cash provided by investing and financing activities totaled $1.6 million consisting of: (i) proceeds from the sale of the second tranche of Series A Convertible Preferred Stock, and
(ii) increased borrowings under the Company's line of credit, offset by purchases of property and equipment for the Company's internal computer system. At June 30, 1999, the Company's working capital was $1.8 million, an improvement of $2.3 million over the quarter ended March 31, 1999 due primarily to the proceeds from the sale of Preferred Stock, which resulted in the Company's current ratio improving from less than one to 1.2 to 1.0 at June 30, 1999. The Company had a cash balance of $3.5 million at June 30, 1999.

    In October 1998, the Company through its NHAN NA subsidiary obtained a $1.0 million accounts receivable credit line with a local finance company with an advance rate of 80% of eligible receivables at an interest rate of 2.75% per month. In January 1999, the Company's lender increased the credit line from

$1.0 million to $2.0 million and restrictions were eased on the receivables eligible for inclusion in the Company's borrowing base. The Company, through its Infotel subsidiary, is attempting to complete a credit line with a major Singapore bank for S$3.5 million (approximately US$2 million) with interest at 1.25% above the bank prime rate to be used for Infotel's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. The Company had hoped to complete this facility during the quarter, but because of the extensive amount of information and documentation required by foreign banks, the facility is expected to be completed during the fourth fiscal quarter.

    The Company's management estimates that it will incur about $500,000 in capital expenditures during the next 12 months, representing mostly company-wide business systems hardware and communication systems. The Company anticipates that all major capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

    Pursuant to the Infotel Technologies (Pte) Ltd ("Infotel") acquisition agreement, the Company was required to pay $1,390,000 to the former Infotel shareholders 30 days after the filing of the 10-KSB, which was filed on January 13, 1999. The Company failed to make payment to the former Infotel shareholders as required by the terms of the acquisition agreement. Consequently, the former Infotel shareholders had the option of accepting either NHancement Common Stock or a minority interest in the Common Stock of Infotel in lieu of cash. The former Infotel shareholders had 45 days after non-payment by the Company to notify the Company in writing of which option they had elected. Since the former Infotel shareholders did not elect either option, the debt began accruing interest on February 15, 1999, daily at the rate of 3% per year above the prime lending rate of The Development Bank of Singapore Ltd. and will continue to accrue interest until the date payment in full is made. Furthermore, based on Infotel's fiscal 1999 performance the Company has recorded an additional $494,600 due to the former shareholders of Infotel. These two amounts represent the entire contingent amount of SD$3,200,000 (or US$1,884,600) which was due to the former shareholders of Infotel under the terms of the acquisition agreement, upon satisfaction of all contingencies. On April 29, 1999, the Company negotiated a settlement agreement with the former Infotel shareholders, contingent on the Company's continued listing on Nasdaq, to defer $1,250,000 of the cash payment until 60 days after the Company met Nasdaq's requirements for continued listing and to accept $634,600 of the performance payment in additional shares of the Company's Common Stock. Subsequently, the Company was successful in meeting the requirements imposed by Nasdaq for continued listing and the settlement with Infotel became effective, without contingency. A meeting with the former Infotel shareholders is scheduled for August 13, 1999 at which the $1.25 million plus accrued interest. The Company will have no further payment obligations under the terms of the acquisition agreement following delivery of this amount.

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

RISK FACTORS

    The following risk factors, in addition to the risks described elsewhere in the description of the Company's business in this report on Form 10-QSB, may cause actual results to differ materially from those in any forward-looking statements contained in the business description, MD&A or elsewhere in this report or made in the future by the Company or its representatives. Such forward-looking statements involve known risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements.

RISKS ASSOCIATED WITH DELISTING OF COMMON STOCK; PENNY STOCK RULES.

    Although the Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO, there can be no assurance that it will remain eligible to be included on the Nasdaq SmallCap Market System. On February 17, 1999, the Company received written notification from The Nasdaq Stock Market that the Company's Common Stock would be delisted from the Nasdaq SmallCap Market, effective with the close of business on February 24, 1999, due to the Company's non-compliance with the net tangible assets/market capitalization/net income requirement for continued listing, as set forth under Marketplace Rule 4310(c)(2).

    The Company's subsequent request for an oral hearing with the Nasdaq Listing Qualifications Panel was granted and the Company attended the hearing on April 29, 1999. On June 3, 1999, the Nasdaq Listing Qualifications Panel issued a positive determination on the Company's request for continued inclusion on The Nasdaq SmallCap Market pursuant to an exception to the net tangible assets/market capitalization/net income requirement. Consequently, the Company's Common Stock continues to be listed, without interruption, on the Nasdaq SmallCap Market.

    However if the Company's Common Stock were to become delisted from the Nasdaq SmallCap Market System in the future, the Company would become subject to the Securities and Exchange Commission's "penny stock" rules. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock.

    The "penny stock" rules under the Securities and Exchange Act of 1934 impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. For transactions covered by the penny stock rules, a broker-dealer must make special suitability determinations for purchasers and must have received the purchaser's written consent to the transaction prior to sale. In addition, for any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market and penny stocks. As a result, if the Company were to be delisted from the Nasdaq SmallCap Market System and become subject to the rules on penny stocks, it would negatively affect the ability or willingness of broker-dealers to sell or make a market in the Company's securities and, therefore, would severely and adversely affect the market liquidity for the Company's Common Stock.

PRIOR LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY.

    Although the Company recorded net income of $251,800 on net revenues of $6.7 million for the quarter ended June 30, 1999, and net income of $21,900 on revenues of $5.7 million for the second quarter ended March 31, 1999, on a fiscal year-to-date basis the Company has incurred a loss of $1.1 million on $15.6 million in revenue. The failure of the Company to produce positive operating results in the future may affect the future value of its Common Stock, may contribute to the Company losing its eligibility for listing of the Common Stock on the Nasdaq SmallCap Market System, may adversely affect the Company's ability to obtain debt or equity financing on terms acceptable to the Company, may prevent the Company from engaging in acquisition activity and could have a material adverse effect on the overall financial condition of the Company.

VOLATILITY OF STOCK PRICES.

    The over-the-counter markets for securities such as the Company's Common Stock historically have experienced extreme price and volume fluctuations during certain periods. Other factors that may also adversely affect the market price of the Common Stock include new product developments, trends in the Company's industry, trends in the investment markets generally, as well as economic conditions and quarterly variations in the Company's results of operations. In addition, there can be no assurance that the Company's Common Stock will in the future remain eligible for listing on the Nasdaq SmallCap Market System.

FINANCING RISKS.

    Although the acquisition of complimentary businesses and products previously has been an element of the Company's business strategy, the Company's current ability to engage in acquisitions is subject to limitations given the Company's present financial condition. To engage in such activity, the Company will need to obtain additional debt or equity financing, neither of which may be available or, if available, may not be on terms acceptable to the Company. If a cash payment in excess of available working capital is required to make an acquisition, the Company will need to obtain additional debt or equity financing. Debt financing may require the Company to pay significant amounts as interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may be dilutive to the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or that, if available, such financing will be available on terms the Company deems acceptable. The inability of the Company to obtain such financing would have a material adverse effect on the Company's acquisition strategy. Further, the refusal of potential acquisition candidates to accept Common Stock in payment of the Company's purchase price obligations, in whole or in part, could require the Company to curtail its acquisition strategy altogether. To the extent that Common Stock is used as consideration in an acquisition transaction, such stock issuance may be dilutive to the Company's existing stockholders. Even if the Company is able to obtain financing needed for an acquisition, the terms of such financing may involve considerable costs to the Company. In this regard, as of June 30, 1999, of the original 12,500 shares of convertible Preferred Stock sold in April of 1998, all shares plus accrued dividends were converted into 1,231,180 shares of Common Stock at an average price per share of about $1.04.

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

    In July 1998, the Company signed a "Premier Partner" distribution agreement with Interactive Intelligence, Inc. ("I3") for the distribution of its Enterprise Information Center ("EIC") product, a next generation communication server which merges voice and data functions into a single computer-based system. Revenue from this product accounted for 13% of NHAN NA revenues in the current quarter ended June 30, 1999 and is expected to increase rapidly in future quarters. Any disruption to this relationship or to the products supplied by I3 would have a significant adverse impact upon the Company's business for an indeterminate period of time until a new supplier relationship could be established.

    NHAN NA has distributor agreements with a number of equipment manufacturers in addition to Centigram, Baypoint and I3. In accordance with the terms of these distributor agreements, a manufacturer may discontinue the distributor relationship because of factors related to a particular distributor or because of a manufacturer's decision to change its method of distributing its products to all or parts of its markets. In making such a change, a manufacturer of key products sold by a distributor may effectively become a direct competitor of its former distributor. Moreover, a manufacturer may reduce its dealer discounts, eliminate any exclusive distribution rights, and/or reduce the manufacturer's support of a distributor or otherwise adversely affect the competitive environment in which the distributor sells the manufacturer's products. Any material change in NHAN NA's distributor relationships with its key suppliers or any interruption of the delivery of equipment to NHAN NA by any of its key suppliers would have a material adverse effect upon the Company.

    Infotel offers a wide range of infrastructure communications equipment products. Products supported include manufacturers such as Motorola, Ericsson, Raytheon, Newbridge and Shiva Corp., Rohde & Schwartz Gmbh, and Siemans. Infotel also has an established business providing test measuring instrumentation and testing environments. This business grew out of a communications relationship with a German conglomerate, Rohde & Schwartz Gmbh, which evolved into a dependency on Infotel to service other Rohde & Schwarz products such as test instruments. Infotel is now the regional distributor and test and repair center for Rohde & Schwarz test instruments, which provides a steady stream of revenues. Infotel has since expanded its repair capability to include Alcatel mobile telephones. Infotel focuses principally on large projects in the government and institutional sectors as well as in the commercial sector. Any material change in Infotel's relationship with these manufacturers or any interruption to deliveries to Infotel by any of its key suppliers would have a material adverse effect upon the Company.

     The Company currently services approximately 1000 customers. Revenues from the Company's single largest customer accounted for approximately 21% of total revenues during the nine-month period ended June 30, 1999. No other customer accounted for over 5% of total revenues during this period. While the Company has broadened its customer base, the concentration of revenues derived from the Company's single largest customer results in additional risk to the Company and any disruption of orders from this customer would have an adverse effect on the Company.

COMPETITION IN NHAN NA'S VOICE PROCESSING AND CUSTOMER PREMISES EQUIPMENT BUSINESSES.

    The voice processing and customer premises equipment markets are highly competitive and competition in this industry is expected to intensify with the introduction of new product enhancements and new competitors. NHAN NA competes with a number of larger integrated companies that provide competitive voice processing products and services as subsets of larger product offerings, including all the former regional Bell operating companies and major PBX equipment manufacturers, such as Fujitsu Limited and Lucent Technologies Inc. ("Lucent"), formerly a division of AT&T. These integrated public company competitors are substantially larger than the Company and have substantially greater revenues than the Company, and, as a result, may encroach on the Company's voice processing equipment and service markets. Additionally, in the CPE markets, NHAN NA competes with two types of equipment companies: (i) interconnects (PBX providers), including Lucent, Northern Telecom Limited, Fujitsu Limited and NEC Corporation, and (ii) independent voice processing manufacturers, such as Octel Communications Corporation (now owned by Lucent), Digital Sound Corporation, Active Voice Corporation, Applied Voice Technology, Inc., Glenayre Technologies, Inc. and Comverse Technology, Inc., among others, also compete with the Company in the service provider market. NHAN NA's competitors have better name recognition in the market, a larger installed base of customers and greater financial, marketing and technical resources than the Company. Although competition has not intensified to the same extent in the market for the new interactive communication systems, significant competition from much larger better-financed companies, such as Lucent and Northern Telecom, is expected within the next few quarters.

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

RISKS IN INTEGRATING ACQUIRED COMPANIES.

    Acquisitions may involve a number of special risks, including adverse short-term effects on the Company's operating results, diversion of management's attention from the operations of the Company, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial performance. Successfully integrating the operations of additional companies into those of the Company will require the cooperative efforts of the managers and employees of the respective business entities, including the integration of the owners or managers of smaller companies into roles that require them to report to supervisors. Significant costs and management time may be required to integrate management control systems. Furthermore, to manage its operations effectively, the Company must continue to improve its operational, financial and management controls and information systems, to accurately forecast sales demand, to control its overhead and to manage its marketing programs. As discussed elsewhere in this report, the acquisition of NHAN NA and Advantis, prior to its divestiture, have yielded operating results that were significantly lower than expected. Other acquisitions could generate results different from our expectations. Accordingly, no assurance can be given that the future performance of the Company's subsidiaries will be commensurate with the consideration paid to acquire such companies. If management fails to establish the needed controls and to manage growth effectively, the Company's operating results, cash flows and overall financial condition will be adversely affected.

RISKS INVOLVED IN CHANGES OF MANAGEMENT.

     Management changes often have a disruptive effect on businesses and can lead to the loss of key employees because of the uncertainty inherent in change. On January 6, 1999, Esmond Goei resigned his position as President and Chief Executive Officer of the Company. Douglas S. Zorn was promoted from Executive Vice President and Chief Financial Officer to interim President and Chief Executive Officer to fill the vacancies created by Mr. Goei's resignation, and on February 2, 1999 the Board of Directors elected Mr. Zorn to the offices of President and Chief Executive Officer. On April 20, 1999, the Board appointed Donna M. Pulvermacher as Acting Chief Financial Officer and Treasurer, and Linda V. Moore to the office of Secretary of the Company. Ms. Pulvermacher and Ms. Moore left the Company in July 1999, to pursue other opportunities. The Company will be operating without a Chief Financial Officer or General Counsel until these positions are filled. While hiring efforts are underway, the job market in the greater San Francisco Bay Area is intensely competitive and there is no assurance that these posts will be filled in the near future. In the interim, the Company is conducting a search for a Chief Financial Officer and will rely on its outside counsel for the performance of legal services. The loss of these or other key employees of the Company could have a material adverse effect on the Company's operations. Furthermore, no assurances can be given that the recent changes in management of the Company will be adequate to sustain the Company's profitability or to meet future growth targets.

RISKS ASSOCIATED WITH YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

    The Company has completed its assessment of the Year 2000 problem and presently believes that, with modifications to or replacement of existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company believes that the costs associated with any such upgrade or replacement of software will not be material, and that all such changes will be implemented by the end of calendar year 1999. However, if such modifications are not made in a timely manner, or are not made properly, the Company may be unable to implement appropriate Year 2000 solutions, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's internal computer systems for North American operations were purchased in 1998 from well recognized companies and are stipulated by the manufacturers to be Year 2000 compliant. The estimated cost of the new business systems for North American locations combined is $425,000 of which $350,000 has been incurred; such systems are needed not only to remedy Year 2000 compliance problems but also to maintain proper controls for management of the Company. Any remaining changes to be made at North American locations are expected to be of a routine nature and are not expected to have a materially adverse effect on the Company. As for Asian operations, management recently completed its review of the internal computer systems of Infotel and discovered that Infotel's systems are not Year 2000 compliant. The Company has identified a package that is Year 2000 compliant and installation of the system will begin in the fourth fiscal quarter of 1999 and is expected to be completed by the end of the calendar year. The estimated cost of the new business systems for Infotel is $180,000.

    The Company distributes products from third party voice product equipment manufacturers in North America, some of which are susceptible to Year 2000 problems. During fiscal year 1997, the Company initiated a review of the products that its domestic subsidiary, NHAN NA, distributes to determine which, if any, are not capable of recognizing the year 2000. Infotel, the Company's Singapore subsidiary has recently completed a review of the products it distributes to determine which, if any, are not capable of recognizing the year 2000. To determine product compliance, Infotel provides its customers with the suppliers' compliance information or directs its customers to the suppliers' websites. Communications were initiated with all of the manufacturers of the Company's products to determine the nature and extent of any Year 2000 problems. Where potential Year 2000 computer problems contained in the products used or distributed by the Company have been identified, the manufacturers have stated that they have committed resources to resolve such problems prior to year 2000. However, there can be no assurance that these manufacturers will, in fact, timely complete the resolution of their Year 2000 problems or, even if timely completed, that those solutions will be acceptable in the marketplace. The solution to be provided by some manufacturers will involve a significant upgrade cost to the end user, which may give rise to disputes and/or litigation between the end user and the manufacturer, which may also involve the Company. The costs of such possible disputes or litigation could be significant, thereby resulting in a material adverse effect on the Company's business, financial condition and results of operations. The Company also has not been able to determine whether the legal systems of Singapore would result in more or less litigation exposure to the Company and its subsidiaries if there were disputes between the end user of a product installed by Infotel, and the manufacturer.

    The Company believes it has taken reasonable steps to identify and correct all Year 2000 problems within its control. However, the Company may suffer business interruptions if customers, vendors and other third parties with which it conducts business are unsuccessful in remedying their own Year 2000 problems. Further, the Company could be adversely affected by any widespread economic or financial market disruption. The Company has not adopted a contingency plan that addresses widespread disruption outside of its control.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    On July 30, 1998, a case entitled C.C. & Associates, et al. V. NHancement Technologies, Inc., et al. was filed in Santa Clara County Superior Court. The complaint was allegedly served in September 1998. The dispute arises out of the request for payment of legal and accounting expenses pursuant to a non-binding letter of intent. On December 19, 1998, plaintiff filed with the court a Request for Entry of Default and Clerk's Judgement ("Request") against the Company in the amount of $54,722.00. On January 30, 1999, plaintiff agreed to withdraw the Request and allow the Company to answer the complaint. The Company is contesting the allegations, in particular, the amount allegedly owing. The Company cannot presently make any determination regarding the probable outcome of the litigation; however, the parties have agreed to mediate the dispute on August 24, 1999 and it is not anticipated that the resolution will have a material adverse effect on the financial condition and operations of the Company.

ITEM 2.   CHANGES IN SECURITIES

                               OPTION AND WARRANT GRANTS IN LAST FISCAL QUARTER

             CLASS OF                  DATE OF           TITLE OF         NUMBER OF SHARES     AGGREGATE         FORM OF
           PURCHASERS(1)                 SALE           NHANCEMENT                              PURCHASE      CONSIDERATION
                                                        SECURITIES                               PRICE
------------------------------------ ------------- ---------------------- ----------------- ----------------- --------------
Options granted to five employees      4/19/99           Shares of
(2)                                                    Common Stock           135,000             (2)              (2)

Warrants granted to Director (3)                         Shares of
                                        6/7/99         Common Stock            50,000             (3)              (3)

Warrants granted to outside                              Shares of
financial consultant (4)               6/15/99         Common Stock           200,000             (4)              (4)

Warrants granted to buyers of                            Shares of
Preferred Stock (5)                    6/15/99         Common Stock           375,000             (5)              (5)

(1) The grant of options and warrants to the individuals identified in the table above were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and/or Regulation D promulgated thereunder.
(2) The options were granted to employees of NHancement under the Company's Equity Incentive Plan. The options are incentive stock options, generally expire ten years from the date of grant and become exercisable based on the Company and individual performance for 1/3 of the shares on the first year anniversary of the date of grant, 1/3 on the second anniversary of the date of grant and 1/3 on the third anniversary of the date of grant. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined on the date of grant.
(3) The warrants were granted to a Director of the Company. The terms of the warrants are for three years. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined on the date of grant.
(4) The warrants were granted to an outside consultant retained to assist the Company in acquisitions and financings. The terms of the warrants are for three years. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined on the date of grant.
(5) The warrants were granted to the buyers of the Series A Convertible Preferred Stock issued by the Company pursuant to the terms of the Amendment dated June 11, 1999 to the Securities Purchase Agreement dated April 13, 1998. The terms of the warrants are for three years. The exercise price on the date of grant was equal to or greater than 110% of the fair market value as determined on the date of grant. 200,000 of these warrants may only be exercised if the Company redeems the Preferred Stock pursuant to the terms of the Securities Purchase Agreement, as amended, and the Company's Certificate of Designations, as amended.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 12, 1999, a Special Meeting of Shareholders of NHancement Technologies Inc. was held at the Company's offices in Fremont, California. At the meeting the shareholders approved the following proposals:

                                                                       FOR            WITHHELD
                                                                    ---------         --------
              Ratify and Approve the issuance of 2,441 shares       2,263,939         113,463
              of Series A Convertible Preferred Stock of the
              Company, $0.01 par value per share, and all
              shares of Common Stock, $0.01 par value per share,
              issuable upon conversion thereof, pursuant to a
              Securities Purchase Agreement entered into between
              the Company and certain purchasers.

              To Approve the issuance of an additional 17,500       2,263,939         113,463
              shares of Series A Convertible Preferred Stock of
              the Company, $0.01 par value per share, and all
              shares of Common Stock, $0.01 par value per share,
              issuable upon conversion thereof, on substantially
              the same terms and conditions as set forth in the
              Securities Purchase Agreement.

     The foregoing matters are described in the Company's definitive proxy statement dated March 25, 1999.

     On April 20, 1999 the 1999 Annual Meeting of Shareholders of NHancement Technologies Inc. was held at the Company's offices in Fremont, California. At the meeting the following individuals were elected to serve as directors until the next Annual Meeting of Shareholders:

                  NOMINEES                                      FOR              WITHHELD
                  --------                                   ---------           --------
                  Douglas S. Zorn                            4,537,003            15,104
                  James S. Gillespie                         4,537,003            15,104
                  Robert J. Schmier                          4,537,003            15,104
                  N. Bruce Walko                             4,529,003            23,104

    In addition the shareholders approved the following proposal:

                                                         FOR          WITHHELD       ABSTAINED       NOT VOTED
                                                      ---------       --------       ---------       ---------
   Ratify the appointment of BDO Seidman as the       4,518,966        26,541          6,100            500
   Company's auditors for the fiscal year ending
   September 30, 1999.

     The foregoing matters are described in the Company's definitive proxy statement dated March 26, 1999.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

      EXHIBIT
      NUMBER                                          DESCRIPTION OF EXHIBIT
    ------------ --------------------------------------------------------------
         4.10     Form of Warrant dated June 15, 1999, delivered to purchasers of Series A Convertible Preferred Stock.

         4.11 Form of Warrant dated June 15, 1999, delivered to purchasers of Series A Convertible Preferred Stock (exercise contingent on redemption of Preferred Stock).

         4.12     Warrant Agreement dated June 7, 1999, between the Company and
                  James S. Gillespie.

         4.13     Warrant Agreement dated June 15, 1999, between the Company and
                  Grady & Hatch and Company, Inc.

        10.50     Termination, Consulting and Confidentiality Agreement dated
                  June 7, 1999 between James S. Gillespie and the Company.

         27.0     Financial Data Schedule

(b)      Reports on Form 8-K:

         A report on Form 8-K dated June 3, 1999 was filed with the Commission on June 15, 1999 reporting matters under Item 5 (Other Events).

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NHANCEMENT TECHNOLOGIES INC.



                               By:   /s/ Douglas S. Zorn
                                   -------------------------------
Date: July 27, 1999                  Douglas S. Zorn
                                     President and Chief Executive Officer
                                     (Acting Principal Accounting Officer)

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                       DESCRIPTION OF EXHIBIT
    ------------ ---------------------------------------------------------------
         4.10     Form of Warrant dated June 15, 1999, delivered to purchasers of Series A Convertible Preferred Stock.

         4.11 Form of Warrant dated June 15, 1999, delivered to purchasers of Series A Convertible Preferred Stock (exercise contingent on redemption of Preferred Stock).

         4.12     Warrant Agreement dated June 7, 1999, between the Company and
                  James S. Gillespie.

         4.13     Warrant Agreement dated June 15, 1999, between the Company and
                  Grady & Hatch and Company, Inc.

        10.50     Termination, Consulting and Confidentiality Agreement dated
                  June 7, 1999 between James S. Gillespie and the Company.

         27.0     Financial Data Schedule