Form 10KSB40
period 1999-09-30
NHANCEMENT TECHNOLOGIES INC
filed 1999-12-30
CIK 1025985

Revision: 12/28/99 12:47 PM
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------
                                   FORM 10-KSB

   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the period from October 1, 1998 to September 30, 1999

                         COMMISSION FILE NUMBER 0-21999

                    -----------------------------------------

                          NHANCEMENT TECHNOLOGIES INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              DELAWARE                               84-1360852
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)

                                6663 OWENS DRIVE
                          PLEASANTON, CALIFORNIA 94588
                    (Address of principal executive offices)

                                 (925) 251-3333
                           (Issuer's telephone number)

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    For the fiscal year ended September 30, 1999, the issuer's revenues totaled $23 million.

    As of December 10, 1999, the aggregate market value of the voting common equity of NHancement Technologies Inc. held by non-affiliates was approximately $18.2 million based upon the closing bid price for such common stock on such date on The Nasdaq SmallCap Market System, of $2.625 per share.

    As of December 10, 1999, there were 8,602,630 shares of Common Stock outstanding.

    Documents Incorporated by Reference - None

    Transitional Small Business Disclosure Format (check one)

    Yes      No  X
        ---     ---

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NHANCEMENT TECHNOLOGIES INC.
                                TABLE OF CONTENTS

                                                                                                                Page
                                     PART I                                                                     ----

Item 1.       Business                                                                                            3

Item 2.       Description of Property                                                                            11

Item 3.       Legal Proceedings                                                                                  11

Item 4.       Submission of Matters to Vote of Security Holders                                                  12

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters                                           12

Item 6.       Management's Discussion and Analysis of Financial Condition and Results of Operations              13

Item 7.       Financial Statements                                                                               26

Item 8.       Changes In and Disagreements With Accountants On Accounting and Financial Disclosure               26

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
              of the Exchange Act                                                                                26

Item 10.      Executive Compensation                                                                             28

Item 11.      Security Ownership of Certain Beneficial Owners and Management                                     30

Item 12.      Certain Relationships and Related Transactions                                                     32

Item 13.      Exhibits and Reports on Form 8-K                                                                   32

                                     PART I

ITEM 1.  BUSINESS

    This report includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses under "Liquidity and Capital Resources", the mitigation of the Year 2000 issue under "Impact of the Year 2000 Issue" and other statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable it can give no assurances that such expectations will prove to have been correct. Any forward-looking statements contained herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.

OVERVIEW

    NHancement Technologies Inc.'s ("NHancement" or the "Company") primary objective is to become a leading provider of communications and data software products, systems and services for enterprise customers. NHancement believes that increased competition, shorter time to market trends and the reduced importance of geographical borders make it imperative that corporations achieve and maintain state-of-the-art communication and information systems that provide a unified view of an enterprise's business functions on a worldwide basis. The Company, through its three main operating subsidiaries, NHancement Technologies North America, Inc., a California corporation ("NHAN NA"), Infotel Technologies (Pte) Ltd, a Singapore corporation ("Infotel"), and NHancement Technologies Software Group, a recently formed California corporation ("the "Software Group"), provide corporations and other businesses with communication systems, data products and technological innovations designed to enhance efficiency. The Company also has a Canadian subsidiary incorporated under the laws of the Yukon Territory, that was formed for the purpose of facilitating NHAN NA sales in Canada, and is headquartered in Montreal, Quebec.

    The Company was incorporated in October 1996 to pursue a business combination opportunity with NHAN NA (then named Voice Plus). NHAN NA was then engaged in the business of integrating voice processing systems with telecommunications equipment. NHAN NA was acquired by NHancement on February 3, 1997 along with a development stage company whose operations were later merged with those of NHAN NA. On February 4, 1997, the Company completed an initial public offering ("IPO") of shares of its Common Stock.

     Infotel was acquired by NHancement on June 22, 1998. Infotel is an integrator of infrastructure communications equipment products, providing radar system integration, turnkey project management services and test instrumentation, as well as a portfolio of communications equipment in Asia. The operations of the entity are being conducted under the name of "Infotel Technologies (Pte) Ltd," which is headquartered in Singapore.

     On August 31, 1999, the Company acquired the software assets of Eastern Systems Technology, Inc. ("Eastern"), including the "InfoFast" software search engine which accesses information contained in multiple corporate databases, in exchange for shares of its Common Stock. In connection with the acquisition, Ram
V. Mani, the majority owner of Eastern, joined NHancement as its Chief Technology Officer and as General Manager of the Company's newly formed software subsidiary, named NHancement Technologies Software Group (the "Software Group"). The Software Group was formed to internally develop the software products that are critical to the Company's objective of becoming a software products and services company. The Software Group is headquartered at the Company's principal corporate offices, with research and development facilities in Chenni, India.

     Most recently, on December 10, 1999, the Company entered into an agreement to acquire Trimark Inc. in a merger transaction with a wholly-owned subsidiary of the Company. Trimark is engaged in the business of licensing profile selling software and services and conducts business under the name "Triad Marketing." It is expected that this acquisition will close in early January 2000.

    The Company's principal corporate office is located at 6663 Owens Drive, Pleasanton, California 94588, and its telephone number is 925-251-3333.

STRATEGY

    The Company's goal is to become a leading provider of internally developed software products and services which, when coupled with industry standard software and infrastructure systems, will provide enhanced communications and productivity for corporate enterprises. However, during the lasts three quarters of fiscal 1999, the Company first had to devote its resources to improving the performance of its domestic operations. With profitability restored during the last three quarters of fiscal 1999, the principal elements of our strategy for fiscal 2000 are:

    (1) Develop our own suite of software products that enhance the productivity of business enterprises.

         Through the current development efforts of our Software Group and other strategic acquisition opportunities, the Company plans to release an impressive suite of productivity products by the end of fiscal 2000. With these new products, the Company will have completed its transformation from a systems integrator to a software products and services company.

    (2) Continue to capitalize and expand on our existing sales and support infrastructure and systems integration capabilities to market our existing and new products while moving from system sales to a services revenue model that licenses products for use by corporate enterprises and services providers.

         The Company believes that, by utilizing its sales force and installed base of over 1,000 client organizations, the Company can continue to increase revenues by introducing new complementary products and services to its existing customers. During fiscal 2000, the Company will endeavor to move away from implementing infrastructure systems to managing systems for customers and selling metered services in a recurring revenue model.

    (3) Exploit a growing trend towards unified communications by providing various solution-based, stand-alone network systems and applications.

         The Company believes that when implementing any new system or technology, businesses seek to maximize the use of current resources and facilities. As a result, previously disparate electronic systems are being integrated to operate on a unified network. Further, the continuing trend towards outsourcing of services in an environment of technological complexities requires vendors to be highly skilled in integrating telephony technology with LAN and WAN systems. The Company's goal is to provide integrated communications systems that achieve these goals. Management believes that its voice processing and computer telephony integration capabilities will allow it to meet the communications needs of business enterprises.

    (4) Expand product portfolio through partnership agreements.

         The Company intends to expand its product portfolio while maximizing its organizational strength and expertise in marketing and systems integration. In particular, the Company seeks to develop relationships with organizations that will expand its geographic coverage or provide complementary products and services. As an example, the Company signed a reseller agreement with Interactive Intelligence, Inc. ("I3") to sell its call center product named, Enterprise Information Center ("EIC"). I3 has developed advanced computer telephony equipment incorporating Internet capabilities and the Windows NT operating system and CT/telephony applications developed using the universal JAVA programming language. I3 has merged two diverse technologies of computer and telephony, and is seamlessly merging various diverse functions such as advanced PBX, ACD, IVR, Voice Messaging, FAX Messaging, E-Mail and Call Center functions, on a single Windows NT server. NHancement received two awards from I3 for fiscal 1999, one for the most sales of the EIC products and the other for the highest number of new EIC customers. In October 1999, the Company became a Global I3 Partner and will immediately begin to sell the EIC product in India.

THE COMPANY'S PRODUCTS AND SERVICES

    The Company's current systems integration businesses include voice processing, multimedia messaging and infrastructure communications equipment products. Although the Company believes that its relations are good with all its vendors, cash flow issues in North America during the 1999 fiscal year put a strain on these relationships. While cash flow has improved in recent months, were the Company to again experience cash flow problems, relations with the Company's vendors could be further damaged and, as a consequence, materially adversely affect the operations of the Company. Cash flow relationships could degrade and in extreme instances cause a disruption to our product supply.

Communication and Productivity Software Products

    NHancement, through its Software Group, offers integration, application and software products to its customers worldwide. These internally developed software products include the "InfoFast" search engine that allows enterprises to simultaneously access information in multiple databases, integrations that present data screens in unison with the new NT based communication servers and custom software applications.

NT Based Communication Servers

    NHancement, through its NHAN NA subsidiary, offers the new NT based communication server named Enterprise Information Center ("EIC"), that is manufactured by Interactive Intelligence, Inc. ("I3"). These servers allow multiple integrated forms of communications through a single system. The forms of communications supported by the EIC system include: voice, data, email, facsimile, voicemail and interactive voice response. All are web capable. NHancement is a Premiere Partner of I3 and was the largest worldwide reseller of the EIC product during 1999.

Voice Processing and Multimedia Messaging

    NHancement, through its NHAN NA subsidiary, offers a broad range of products that support a number of enterprise applications such as voice messaging, text messaging, LAN messaging and interactive voice response or self-inquiry systems. The Company's product portfolio includes manufacturers among others, such as NEC, Centigram Communications Corporation, Digital Speech Systems, Inc., Active Voice Corporation, Voice Technologies Group, and I3. NHAN NA is a systems integrator and national distributor of voice processing equipment from several manufacturers, which equipment enables users to access and interact with a broad range of information in a variety of formats (including voice, text, data and facsimile) from a variety of terminals (including touch-tone telephones and personal computers). NHAN NA offers a broad range of products that support a number of enterprise applications: Telephone Answering, Automated Attendant, Voice Messaging, Paging, Facsimile Messaging, Interactive Voice Response, LAN Integration and Networking, and Technical Support.

Infrastructure Communications Equipment

    NHancement, through Infotel in Singapore, offers a wide range of infrastructure communications equipment products and system integration services that satisfy the most demanding communications project. With over a decade of experience its technical team can handle any communications project with confidence. NHancement has satisfied many customers on simple projects of several hundreds of thousands of dollars for modems and complex multi-million dollar, multi-node turnkey projects, both in complex radio and networking systems. Products supported include manufacturers such as Motorola, Ericsson, Raytheon, Newbridge and Shiva Corp., Rohde & Schwarz Gmbh, and Siemens. NHancement's Infotel subsidiary focuses principally on large projects in the government and institutional sectors, as well as in the commercial sector, and targets opportunities for regionalization and Internetworking.

Turnkey Systems Projects

    Customers that award turnkey projects do so only to vendors or systems integrators that have full capabilities in design, installation, commissioning, project management and documentation. In such projects, the Company's emphasis and competitive edge lies in the practice of sourcing the best product that meets the customer's requirements. Emphasis is placed on design and project management in which the Company maintains strong technical competency. Other communications activities include the supply and installation of various voice and data communications equipment on a tender basis.

Test Measuring Systems

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

MARKETING

    The Company has a marketing and distribution infrastructure for its own software products and services as well as third party voice processing and multimedia messaging products, which now include other new products, such as call centers. The Company has marketing personnel, technical assistance centers (including customer service representatives, system engineers and senior level field technicians) and a network of service/support dealers to provide its customers with personalized attention, flexibility, responsiveness and accountability within the United States and Singapore.

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

PRINCIPAL SUPPLIERS

    NHAN NA's business is based upon the integration of its internally developed software products and services with hardware with telecommunications and data processing equipment manufactured by others, into integrated systems designed to meet the needs of its customers. Although NHAN NA has distributor agreements with a number of equipment manufacturers, a substantial portion of its North American revenue is based upon products manufactured by Centigram Communications Corporation ("Centigram"). The Company depends upon Centigram to offer products that are competitive with products offered by other manufacturers as to technological advancement, reliability and price. If Centigram's competitors should surpass Centigram in any of these qualities, the Company may be required to establish alternative strategic relationships. Any such development would adversely affect the Company's voice processing business for an indeterminate period of time until new supplier relationships could be established.

    Pursuant to the Authorized United States Distributor Agreement, which has been renewed several times over the last nine years, NHAN NA is an independent distributor of Centigram products in the United States, Puerto Rico and Canada, and may expand this territory into international locations with written authorization from Centigram. Under the Distributor Agreement, NHAN NA must purchase a certain number of products each quarter from Centigram. During each of the nine years that this distributor relationship has existed, NHAN NA has exceeded its quotas by significant amounts; NHAN NA is expected to satisfy these quotas in fiscal 2000. The Distributor Agreement, which last expired on December 31, 1997, is renewable automatically for successive two-year terms until canceled by either party upon 90 days' notice; effective as of December 31, 1997, the Agreement was automatically renewed for an additional two years, subject to the termination provisions described in the Distributor Agreement. The Distributor Agreement also may be terminated for cause in the event (i) NHAN NA defaults in the payment of any amount due Centigram, and such default continues unremedied for a period of 60 days after written notice of default;
(ii) NHAN NA breaches certain provisions of the Distributor Agreement concerning the proprietary rights of Centigram; (iii) NHAN NA is acquired by a business entity that provides products or services in direct competition with Centigram's products, and in Centigram's judgment, such acquisition represents a conflict of interest; (iv) NHAN NA fails to perform any obligation under the Distributor Agreement and such failure continues for a period of 20 days after written notice; (v) NHAN NA fails to purchase any Centigram assigned quota for a period of two consecutive quarters; or (vi) NHAN NA sells a Centigram product outside NHAN NA's designated territory. In addition, the Distributor Agreement terminates automatically if NHAN NA becomes insolvent, makes an assignment for the benefit of its creditors, or if bankruptcy proceedings are commenced by, for or against NHAN NA. Any controversy or claim related to the Distributor Agreement must be submitted to final and binding arbitration to be held in San Jose, California, according to the rules of the American Arbitration Association. A new Distributor Agreement for 2000 and beyond is currently in negotiation and is expected to be signed in the near future.

    On May 8, 1998, Centigram sold its Customer Premise Equipment ("CPE") business to Mitel Corporation, which now markets Centigram's products through a newly formed subsidiary, Baypoint Innovations. Baypoint has elected to honor the Distributor Agreement under the same terms as apply to the distribution arrangement with Centigram. Any change in the relationship with Baypoint would have a material adverse effect on the Company. The Company is currently in negotiations on a new distribution contract.

     On July 8, 1998, the Company signed a reseller agreement with I3 to sell its call center product. I3 has developed advanced computer telephony equipment incorporating Internet capabilities and the Windows NT operating system and CT/telephony applications developed using the universal JAVA programming language. I3 has merged two diverse technologies of computer and telephony, and is also seamlessly merging various diverse functions such as advanced PBX, ACD, Interactive Voice Response, Voice Messaging, FAX Messaging, E-Mail and Call Center functions, on a single Windows NT server.

     Pursuant to the terms of the Reseller Agreement, NHAN NA is a Premier Partner of I3 with rights to market, license, install, support and/or deliver services based on I3 products throughout North America. The Reseller Agreement is for an initial term of two years and will be automatically extended for additional one-year terms unless terminated in writing by either party six months prior to the anniversary date. I3 may assign NHAN NA a revised annual sales quota for each succeeding one-year term. If NHAN NA does not meet its sales quota, the Agreement can be terminated; however, NHAN NA will not be considered to be in breach or default under these circumstances. Either party can also terminate the Agreement if the other party commits a material breach that is not cured within 30 days. The Agreement will terminate immediately without notice if NHAN NA reverse engineers, disassembles or decompiles any I3 product to a source code version or if NHAN NA transfers or assigns it rights under the Agreement or rights to the I3 products without I3's permission.

    NHAN NA has distributor agreements with a number of equipment manufacturers. In accordance with the terms of such distributor agreements, a manufacturer may discontinue the distributor relationship because of factors related to a particular distributor or because of a manufacturer's decision to change its method of distributing its products to all or parts of its markets. In making such a change, a manufacturer of key products sold by a distributor may effectively become a direct competitor of its former distributor. Moreover, a manufacturer may reduce its dealer discounts, eliminate exclusive distribution rights, reduce the manufacturer's support of a distributor or otherwise adversely affect the competitive environment in which the distributor sells the manufacturer's products. Any material change in NHAN NA's distributor relationships with its key suppliers, or any interruption of the delivery of equipment to NHAN NA by any of its key suppliers, would have a material adverse effect upon the Company. While cash flow has improved in recent months, were the Company to again experience cash flow problems, relations with the Company's vendors could be adversely affected, which could result in a material adverse effect on the Company.

CUSTOMERS

     The Company currently services approximately 1000 clients. Revenues from our two largest customers accounted for approximately 25% and 5% of total net revenues during the fiscal year ended September 30, 1999. This concentration of revenues between two customers results in additional risk to the Company and any disruption of orders from either of these customers would have an adverse effect on the Company. The Company's order backlog as of September 30, 1999 totaled approximately $4.5 million.

YEAR 2000 POTENTIAL IMPACT

    The Company has completed the tasks required to be performed by the Company under the plan implemented by the Company to correct internal computer systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

    The Company presently believes that, with the modifications it has made to its software programs (including replacements of software in some instances), the Year 2000 problem will not pose significant operational problems for the Company's domestic or foreign computer systems. Further, the Company's internal computer systems for North American and Asian operations were purchased from well recognized companies and are stipulated by the manufacturers to be Year 2000 compliant. However, if the modifications (or replacements) made by the Company were not made properly or prove to be inadequate, the Company may incur additional costs, which could be material to the operations of the Company.

    The costs incurred to date by the Company in connection with such modifications and replacements total approximately $605,000, spread over the last two fiscal years.

    The Company distributes products from third party voice product equipment manufacturers in North America, Europe and Asia, some of which are susceptible to Year 2000 problems. During fiscal years 1998 and 1999, the Company completed a review of the products that its domestic and foreign subsidiaries distribute for the purpose of determining which, if any, of such products were not capable of recognizing the year 2000. Communications were effected with all of the manufacturers of such products to determine the nature and extent of any Year 2000 problems. Where potential Year 2000 computer problems were identified, the manufacturers of these products stated that the upgrades or replacements recommended by them, if implemented prior to the year 2000, would resolve such problems. However, there can be no assurances that these manufacturers' solutions will, in fact, completely resolve all Year 2000 problems. Moreover, the solutions provided by some manufacturers involved a significant upgrade cost to the end user, which could give rise to disputes or litigation between the end user and the manufacturer, which might also involve the Company. We also have not been able to determine whether the legal systems of Singapore would result in more or less litigation exposure to the Company and its subsidiaries if there were disputes between the end user of a product installed by Infotel, and the manufacturer. The costs of such possible disputes or litigation could be significant, thereby resulting in a material adverse effect on the Company's business, financial condition and results of operation.

    We believe we have taken reasonable steps to identify and correct all Year 2000 problems within our control. However, the Company may suffer business interruptions if customers, vendors and other third parties with which we conduct business are unsuccessful in remedying their own Year 2000 problems. Further, the Company could be adversely affected by any widespread economic or financial market disruption that is outside of our control.

INTELLECTUAL PROPERTY

    The Company currently has registered "VOICE PLUS" as a service mark with respect to its installation, maintenance and distribution services. The Voice Plus service marks are utilized by NHAN NA, which was formerly named Voice Plus. In addition, the Company has intellectual property rights related to the Factor 1000-Registered Trademark- system, an impairment testing system that measures human sensory motor performance. However, the Company no longer utilizes this technology and will sell the technology in the event that an interested buyer can be found. The carrying value of the FACTOR 1000 assets is insignificant.

    Recently, the Company acquired a software technology that allows businesses to access multiple databases simultaneously. This technology is expected to be embedded into most future product releases planned by the Company.

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

INSURANCE

    The Company currently maintains director and officer liability insurance of $5,000,000 per occurrence, $5,000,000 in the aggregate; general liability insurance, including products liability insurance, of $1,000,000 per occurrence, $1,000,000 in the aggregate; a general liability umbrella policy with limits of $5,000,000 per occurrence, $5,000,000 in the aggregate; and products liability insurance of $2,000,000 per occurrence, $2,000,000 in the aggregate. While there can be no assurance that the Company will be able to maintain such coverage, or secure increased coverage if needed, the Company believes that it will be able to do so. There can be no assurance that any insurance policy will provide adequate protection against successful claims. A successful claim brought against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

    The Company plans to obtain key man insurance policies on certain of its senior executive officers. All policies will name the Company as the sole beneficiary. The loss of the services of any of the Company's key employees would have a material adverse effect on the Company.

EMPLOYEES

    As of November 30, 1999, the Company employed a total of 97 employees, of whom 49 were employed by Infotel, the Company's Singapore subsidiary. The Company has never had a work stoppage and no employee is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION

    Enterprise Software Services

    As the Company moves forward, through its Software Group, with its own software products and services, competition will increase with other customer relationship management ("CRM") software companies such as Siebel and Vantive. Other more Web centric CRM software companies such as Silknet and Broadvision could also become significant competitors in the future. Further, the Company believes that computer software vendors, such as Novell, Inc., Lotus Development Corporation and Microsoft Corporation, will continue to develop enhanced messaging and networking software with voice and data information processing applications that compete with its own software products and services. A substantial majority of competitors in the voice-processing field have better name recognition in this market, a larger installed base of customers and greater financial, marketing and technical resources than the Company.

    Moreover, the Company expects that its principal existing competitors and new competitors will offer new or enhanced products. In addition, the Company believes that computer software vendors, such as Novell, Inc., Lotus Development Corporation and Microsoft Corporation, will continue to develop enhanced messaging and networking software with voice and data information processing applications.

    Voice Processing Products and Services

    The voice processing market and customer premises equipment markets, fast growing segments of the telecommunications industry, are highly competitive and the Company believes that competition within this industry will continue to intensify with the introduction of new or enhanced products and new competitors. A substantial majority of competitors in the voice-processing field have better name recognition in these markets, a larger installed base of customers and greater financial, marketing and technical resources than the Company.

    NHAN NA competes with a number of larger integrated companies that provide competitive voice processing products and services as subsets of larger product offerings, including all the former regional Bell companies and major PBX equipment manufacturers, such as Fujitsu Limited and Lucent Technologies Inc. ("Lucent"), formerly a division of AT&T. Additionally, in the customer premises equipment markets, NHAN NA competes with two types of equipment companies: (i) interconnects (PBX providers), including Lucent, Northern Telecom Limited, Fujitsu Limited and NEC Corporation, and (ii) independent voice processing manufacturers, such as Octel Communications Corporation, Digital Sound Corporation, Active Voice Corporation, Applied Voice Technology, Inc., Glenayre Technologies, Inc. and Comverse Technology, Inc. PBX providers sell voice-processing equipment as an integrated solution with their own PBXs and may have a competitive advantage with respect to those who purchase a voice processing system at the same time they purchase a new PBX. In addition, in many situations, the Company is competing with an organization offering the same product platform. Also, Glenayre Technologies, Inc. and Comverse Technology, Inc., among others, compete with the Company in the service provider market.

    Moreover, the Company expects that its principal existing competitors and new competitors will offer new or enhanced products. In addition, the Company believes that computer software vendors, such as Novell, Inc., Lotus Development Corporation and Microsoft Corporation, will continue to develop enhanced messaging and networking software with voice and data information processing applications.

    NHAN NA believes that its attention to customer service, as well as to the customer's technical requirements, has resulted in success in competing and winning sales bids. NHAN NA provides detailed information and support to its customers beginning at the point of sale and continuing through the implementation period, as well as ongoing service. Depending on the terms of the maintenance contract purchased, the Company provides assistance for its customers up to 24 hours per day, 365 days a year. The Company provides training for its employees in products, installation, system design and support in order to assist customers in selecting the right equipment and to provide the quality of service that is demanded. NHAN NA believes it has a very loyal customer base founded on satisfaction with its service capabilities and active account management.

    Services Providers

    Competitors providing products to various services providers, such as cellular communications operators, long-distance resellers and local telephone companies, include several voice processing manufacturers such as Boston Technology Inc., Octel Communications Corporation, Centigram, Comverse Technology, Inc., Digital Sound Corp. and Glenayre Technologies, Inc.

    Infrastructure Communications Equipment

    The Company, through its Singapore subsidiary, sells infrastructure communications equipment products and system integration services. Generally Infotel does not compete for business with small companies, competing instead with larger system integrators and distribution companies.

    In the data-communications market, key competitors are Datacraft Asia Ltd, Teledata Ltd, National Computer Systems Pte Ltd and ST Computer Systems Ltd. These competitors distribute, among others, products manufactured by Cisco, Ascend, Fore Systems and others.

    In the radio communications market, which largely serves the government, there are fewer competitors, most of which have ties to the government. CET Technologies Pte Ltd and Keppel Communications Pte Ltd. are Infotel's main competitors. In some instances, Infotel works together with these competitors in fulfilling government contracts.

    In the test instrumentation market, Infotel has only one major competitor, which is Hewlett Packard Singapore (Pte) Ltd, the largest electronic test equipment manufacturer in the world.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's corporate offices occupy approximately 15,100 square feet of office space in premises shared with NHAN NA and the Software Group. This facility is leased pursuant to a lease agreement expiring April 3, 2007. The lease provides for an approximately 3% escalation in rents during each year of the lease. Rental payments average $21,100 per month over the term of the lease.

    The Company leases office space at several other locations in the United States under leases which expire in the year 2000. Aggregate space leased at these facilities totals approximately 5,700 square feet, and total monthly office rental expense for these facilities is approximately $9,700. In addition, the Company's Singapore subsidiary, Infotel, leases approximately 8,700 square feet of office space at a monthly office rental rate of approximately US $12,600 under a lease which expires in October of 2001. The Company believes that leased office space at market rates is readily available at all such locations.

ITEM 3.  LEGAL PROCEEDINGS

         In the case of BOWNE OF DALLAS VS. NHANCEMENT TECHNOLOGIES, INC., Cause No. CC-99-06178-D, Dallas County (Texas) Court, a default judgment was entered against the Company on November 23, 1999, in the amount of $31,150.46, plus interest and costs, for printing services provided in 1998 which plaintiff alleges the Company did not pay. The Company is currently engaged in efforts to settle the case. Bowne of Los Angeles has also made a claim in the amount of $33,954.57 against the Company arising out of certain printing services provided to the Company in 1998 and 1999. No action has been filed. The Company is currently engaged in efforts to settle the claim.

         The case of C.C. AND ASSOCIATES, ET AL VS. NHANCEMENT TECHNOLOGIES, INC., ET AL, Case No. CV 775656, Santa Clara County Superior Court, was settled on August 24, 1999, for a total of $42,500, paid in two equal installments. The last payment was made to plaintiff on or before October 15, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999, which ended September 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Company's Common Stock has traded on the over-the-counter market and has been quoted on The Nasdaq SmallCap System under the symbol "NHAN" since the Company's February 4, 1997 initial public offering. As of December 10, 1999 there were approximately 981 shareholders of record. The Company's Series A Convertible Preferred Stock is not publicly traded; however, the underlying Common Stock is registered pursuant to two separate Registration Statements on Form S-3 declared effective by the SEC on June 2, 1998 and August 31, 1999, respectively. The following table sets forth for the periods indicated the high and low closing prices for the Company's Common Stock as reported by Nasdaq.

            FISCAL YEAR 1999 (Year Ended September 30, 1999)                        HIGH          LOW
            ------------------------------------------------                       -------      -------
        First quarter (October 1, 1998 to December 31, 1998)..................     $1.7500      $0.5000
        Second quarter........................................................     $1.7500      $0.6562
        Third quarter.........................................................     $1.9688      $1.0000
        Fourth quarter........................................................     $2.6250      $1.3750

            FISCAL PERIOD 1998 (Nine Months Ended September 30, 1998)                HIGH        LOW
            ---------------------------------------------------------              -------      -------
        First quarter (January 1, 1998 to March 31, 1998).....................     $3.9375      $2.4375
        Second quarter........................................................     $3.4375      $1.6875
        Third quarter.........................................................     $2.1250      $0.6250

    Although the Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO, there can be no assurance that it will remain eligible to be included on the Nasdaq SmallCap Market System. In this regard, in February 1999 the Company received written notification from Nasdaq that the Company's Common Stock would be delisted from the Nasdaq SmallCap Market System. In June 1999, Nasdaq granted an exemption that allowed the Company a period of time to regain compliance with the Nasdaq SmallCap listing requirements. In July 1999, the Company was able to regain compliance with these requirements and continue listing of its shares on the Nasdaq SmallCap Market without interruption. There can be no assurance that the Company will in fact meet these requirements in any future period.

DIVIDEND POLICY

    The Company's Preferred Stock accumulates dividends at a rate of 5% per annum until converted into Common Stock by the holders or redeemed by the Company. Dividends can be paid in additional shares of Common Stock of the Company in lieu of cash dividends. All dividends paid to date have been in shares of Common Stock and all dividends as of September 30, 1999 have been paid or accrued on the financial statements of the Company.

    The Company has not paid dividends on its Common Stock since its inception. NHAN NA, prior to its acquisition by the Company, in February 1997, made distributions to its sole stockholder. The Company currently intends to retain earnings for use in the business. Accordingly, the Company does not anticipate paying any dividends to its common stockholders in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

                                                         TITLE OF                        AGGREGATE        FORM OF
               CLASS OF                   DATE OF       NHANCEMENT          NUMBER OF    PURCHASE        CONSIDER-
              PURCHASERS(1)                SALE         SECURITIES            SHARES      PRICE           ATION
              ----------                   ----         ----------            ------      -----           -----

Shares to a director(2)                  06-07-99   Common Stock shares       116,565        2               2

Shares to five individuals(3)            06-15-99   Common Stock shares       559,100        3               3

Options granted to three optionees(4)    07-20-99   Common Stock shares       105,000        4               4

Options granted to six optionees(4)      08-23-99   Common Stock shares       253,500        4               4

Shares to two individuals(5)             08-23-99   Common Stock Shares       675,000        5               5

--------------------

(1) The issuance of shares and the grant of options to the individuals identified in the table above were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and/or Regulation D promulgated thereunder.

(2) The shares were issued at fair market value for the conversion of certain debt, totaling $116,600, payable to a director.

(3) The shares were issued to former shareholders of Infotel in lieu of performance payments due per the acquisition agreement to acquire Infotel. Shares were issued at the then current fair market value.

(4) The options were granted to employees of NHancement under the Company's Equity Incentive Plan. The options generally expire ten years from the date of grant and are exercisable after seven years, except that acceleration of vesting will occur if performance targets are met in the first three years after the date of grant. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined on the date of grant.

(5) The shares were issued pursuant to an agreement whereby the Company purchased the software assets of Eastern Systems Technology, Inc. in a transaction valued at approximately $1.5 million.

USE OF PROCEEDS

    In June 1999, the Company received net proceeds from the sale of the second tranche of its Series A Convertible Preferred Stock of approximately $1,472,000. Of this amount, $1,250,000 was used to pay the former shareholders of Infotel pursuant to the agreement whereby the Company acquired Infotel and the remaining amount was used for general working capital purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses under "Liquidity and Capital Resources", the mitigation of the Year 2000 issue under "Impact of the Year 2000 Issue" and other statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Any forward-looking statements contained herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Item 6, as well as in Item 1 hereof and elsewhere in this report.

GENERAL

     NHancement Technologies Inc., a Delaware corporation ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company and successor to the business of BioFactors, Inc. ("BFI" or "BioFactors"), a Delaware corporation. On February 3, 1997, prior to the February 4, 1997 consummation of the initial public offering ("IPO") of the Company's Common Stock, BFI merged with a subsidiary of NHancement whereupon BFI, as the surviving corporation, became a wholly-owned subsidiary of NHancement. The BFI merger was accounted for in a manner similar to a pooling-of-interests. Also, on February 3, 1997, the Company acquired Voice Plus, Inc., now named NHancement Technologies North America Inc. ("NHAN NA"), a California corporation, and a systems integrator and national distributor of voice processing equipment, pursuant to a transaction by which NHAN NA merged with a subsidiary of NHancement, whereupon NHAN NA, as the surviving corporation, became a wholly owned subsidiary of NHancement. The NHAN NA acquisition was accounted for as a purchase, and, accordingly, the results of NHAN NA's operations were included in the Company's financial statements commencing February 3, 1997.

     For financial accounting purposes, BFI was deemed to be the acquiror of NHAN NA. However, NHancement is considered to be the successor in interest of BFI and references herein to the Company signify BFI and its successor NHancement.

     Effective as of November 12, 1997, BioFactors, Inc was merged with and into NHAN NA (then named Voice Plus, Inc.), in a statutory merger intended to qualify, for federal income tax purposes, as a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. Voice Plus was the surviving corporation in the merger transaction with BioFactors, and the separate existence of BioFactors ceased on the effective date of the merger. NHAN NA remains a wholly owned subsidiary of NHancement.

     On December 15, 1997, NHancement purchased one hundred percent (100%) of the shares of Advantis Network & System Sdn Bhd, a Malaysian corporation ("Advantis"). As a result of the acquisition, Advantis became a wholly owned subsidiary of NHancement. Advantis is a telecommunications systems integrator located in Malaysia. The acquisition was accounted for as a purchase, and, accordingly, the results of Advantis' operations were included in the Company's financial statements commencing December 15, 1997. On September 30, 1998, NHancement disposed of Advantis. The Company and three of the former shareholders of Advantis entered into a guarantee agreement pursuant to which each such shareholder agreed to guarantee repayment of the outstanding loan made by the Company to Advantis (together with all the interest accrued through August 31, 1998) pursuant to a loan agreement and related promissory notes dated July 7, 1997. In exchange, the Company delivered all of the Advantis shares and transferred its ownership interest in Advantis to three of the original Advantis stockholders. The financial effect of this disposition on the balance sheet of NHancement was to increase the Company's tangible net worth, due to the disposal of about $1.0 million in goodwill and the Advantis balance sheet, which contained more liabilities than assets. The results of Advantis' operations have been classified as discontinued operations in the September 30, 1998 financial statements and are excluded from the loss from continued operations.

     On June 22, 1998, the Company acquired all outstanding shares of the common stock of Infotel Technologies (Pte) Ltd, a Singapore corporation ("Infotel"). As a result of the acquisition, Infotel became a wholly owned subsidiary of NHancement. Infotel is a systems integrator of infrastructure communications equipment products, providing radar system integration, turnkey project management services and test instrumentation, as well as a portfolio of communications equipment in Asia. The acquisition was accounted for as a purchase, and, accordingly, the results of Infotel's operations were included in the Company's financial statements commencing June 22, 1998.

     On August 31, 1999, the Company acquired the software assets of Eastern Systems Technology, Inc. ("Eastern"), including the "InfoFast" software search engine to access information contained in multiple corporate databases, in exchange for shares of its Common Stock. NHancement Technologies Software Group (the "Software Group"), a wholly-owned subsidiary of the Company, was formed to internally develop the software products that are critical to the Company's strategy to become a software products and services company. The software subsidiary is headquartered at the Company's principal corporate offices located in Pleasanton, California with research and development facilities in Chenni, India.

     The ongoing business of NHancement is conducted by its three main operating company subsidiaries, NHAN NA, Infotel and the "Software Group". The Company also formed a subsidiary under the laws of the Yukon Territory late in fiscal year 1999 that is headquartered in Montreal, Quebec, for the purpose of facilitating NHAN NA sales in Canada. For the nine months ended September 30, 1997, the historical financial statement information gives effect to the business combinations of BFI and NHAN NA occurring immediately prior to the IPO, the IPO and the acquisition of Advantis. For the nine and twelve month periods ended September 30, 1998, the historical financial statement information includes the operations of BFI, NHAN NA, Advantis and the results of Infotel for June 22, 1998 through September 30, 1998. The historical financial statement information presented for the fiscal year ended September 30, 1999 includes twelve months of NHAN NA and Infotel operations and the fourth quarter results of the Software Group and the Company's Canadian subsidiary; the operations of the Software Group and the Canadian subsidiary were insignificant for the Company's 1999 fiscal year.

    During 1998, the Company changed its fiscal year-end from December 31st to September 30th. As a consequence, management's discussion addresses audited financial data for the nine-month period ended September 30, 1998 compared to unaudited financial data for the same period a year earlier. Also, discussed is the audited financial data for the fiscal year ended September 30, 1999 compared to the unaudited financial data for the same period the previous year.

    In November, 1998, the Company informed Nasdaq that due to continued losses, it no longer met the requirements for continued listing on the Nasdaq SmallCap Market System and in February 1999, the Company received written notification from Nasdaq that the Company's Common Stock would be delisted from the Nasdaq SmallCap Market System. Specifically, the Company failed to meet the requirements of Nasdaq Marketplace Rule 4310(c)(2) which requires that an issuer maintain (i) net tangible assets of Two Million Dollars ($2,000,000); (ii) market capitalization of Thirty-Five Million Dollars ($35,000,000); or (iii) net income of Five Hundred Thousand Dollars ($500,000) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In June 1999, Nasdaq granted an exemption that allowed the Company a period of time to comply with the Nasdaq SmallCap Marketing listing requirements. In July 1999, the Company was able to regain compliance with these requirements and continue listing of its shares on the Nasdaq Small Cap Market without interruption. Although the Company was able to regain compliance with Nasdaq's requirements, there can be no assurance that the Company will in fact meet these requirements in any future period. Future losses from operations would have a materially adverse effect on the financial condition of the Company. However, the Company believes that the management changes implemented in January 1999, the corresponding cost reduction measures and the increase in revenues that resulted in the Company recording profits in the last three qarters of fiscal 1999 position the Company to remain profitable in the near future. Management believes that this return to profitability coupled with increased credit facilities and financing plans will provide adequate cash for future operations, although no assurances can be given that current efforts will be successful. See "Risk Factors"

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

                          NHANCEMENT TECHNOLOGIES INC.

                                        (Unaudited)                        (Unaudited)
                                        Nine Months       Nine Months     Twelve Months     Twelve Months
                                           Ended             Ended            Ended             Ended
                                       September 30,     September 30,    September 30,     September 30,
                                            1997             1998              1998              1999
                                            ----             ----              ----              ----
Net revenues.........................     100.0%            100.0%           100.0%            100.0%
Cost of goods sold...................      52.3%             62.1%            63.9%             67.7%
Gross margin.........................      47.7%             37.9%            36.1%             32.3%
Research, selling, general and
  administration expense, including
  goodwill amortization
  and impairment  loss...............      43.4%             53.1%            91.8%             34.5%
Operating income (loss)..............       4.3%           (15.2)%          (55.6)%            (2.2)%
Other income (expense)...............       0.5%            (0.2)%              --             (0.7)%
Income (loss) before income taxes....       4.8%           (15.4)%          (55.6)%            (2.9)%
Income taxes.........................       1.4%              0.7%           (0.2)%              0.2%
Net Income (loss) from
   continuing operations.............       3.4%           (16.1)%          (55.4)%            (3.1)%
Discontinued operations
(including loss on disposal).........       0.0%             10.1%           (8.2)%              0.0%
Net income (loss)....................       3.4%           (26.2)%          (63.6)%            (3.1)%

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

    The Company's primary focus in the fiscal year ended September 30, 1999 was as an integrator and distributor of voice processing, data processing and communications systems. In future years, the Company will concentrate on sales of its own software products, as well as products of its key suppliers. These operations were conducted through the Company's NHAN NA and Infotel subsidiaries, with product development centered in the Software Group. Company-wide revenue for the fiscal year ended September 30, 1999 increased $11.9 million to $23.4 million as compared to $11.5 million for the same period in 1998. The increase in revenues in fiscal 1999 was due primarily to: (i) the fact that only slightly more than one-quarter of Infotel revenues were recorded in the fiscal year ended September 30, 1998 while Infotel revenues were included for the entire fiscal year ended September 30, 1999 and (ii) an increase in NHAN NA's fiscal year 1999 revenues as the Company refocused on its core business. NHAN NA's net sales for the fiscal year 1999, as a stand-alone business, increased 18.1%, from $11.6 million for the twelve months ended September 30, 1998 to $13.7 million for the fiscal year ended September 30, 1999. The increase in NHAN NA revenues came from increased sales to its existing customer base and to new customers. 25% percent of consolidated fiscal year revenues came from NHAN NA's largest customer, while 11% of NHAN NA's fiscal year revenues came from customers who purchased the I3 communications systems being sold by NHAN NA. NHAN NA's order backlog at September 30, 1999 increased to $2.4 million from $1.0 million the previous fiscal year. Infotel's backlog increased to $2.1 million from $1.2 million the previous fiscal year.

    Based on the estimated future undiscounted operating cash flows of its related businesses, the Company periodically evaluates the carrying value of goodwill associated with its subsidiaries. Due to issues not known by management at the time of the NHAN NA acquisition, the estimated future undiscounted operating cash flows of NHAN NA were calculated to be less than those estimated at the time of its acquisition on February 3, 1997, and less than the period ending carrying amounts of the excess of cost over net assets acquired. On December 31, 1997 and September 30, 1998, the Company recorded impairment losses of $4,084,300 and $525,000, representing the difference between the carrying amount of goodwill over its estimated fair value. As a result of these changes, the remaining balance of the NHAN NA goodwill at September 30, 1998 was reduced to $750,000 and the useful life was reduced to three years. Management believes that during 1999, revenues for legacy systems will decline and that NHAN NA revenues will come increasingly from new technologies and products that have been recently introduced to the marketplace and which constituted 10% of NHAN NA's fiscal year revenue. The Company is in the process of repositioning its NHAN NA subsidiary to take advantage of the new trends in the voice processing industry, specifically the migration from legacy systems to the new interactive communications systems that merge voice and data communications into a single computer based system.

    The Company's Infotel subsidiary located in Singapore was acquired on June 22, 1998. Therefore, only one fiscal quarter of revenues and income were recorded on the Company's financial statements related to this subsidiary for the fiscal year ended September 30, 1998. On a stand-alone basis, net sales decreased 16% from $11.5 million for the year ended September 30, 1998 (including preacquisition operating results) to $9.7 million for the same period in 1999. The decline in revenue occurred within the networking products and project management services business segments, due to slower than expected customer acceptance rates resulting from delays in project documentation and testing. Management anticipates this decline will be reversed during fiscal 2000 as the Singapore economy continues to improve and additional salespersons are hired.

     Company-wide gross margins for the fiscal year ended September 30, 1999 declined to 32.3% from 36.1%. NHAN NA's gross margin on a stand-alone basis increased slightly to 37.3% from 36.9% for the fiscal year ended September 30, 1999 as compared to the same period of 1998. This increase in gross margin was due to the economies of scales associated with an increased revenue base, partly offset by additional overhead spending. Infotel had one-time exceptionally high margins on network revenue in fiscal 1998 due to special pricing that was negotiated on a bulk deal for two large orders. As special pricing was not available during 1999, gross margins on these items returned to historical levels accounting for a significant portion of the decline in gross margin as a percent of revenues for the 1999 fiscal year. In addition, during fiscal 1998 commission revenues of $0.2 million were recorded with no offsetting costs, while no such commission revenues were earned in the same period of 1999. Infotel earns commissions when its vendors (Motorola and Rhode & Schwartz) sell directly to end-user customers in Infotel's territory.

    Company-wide selling, general and administrative ("SG&A") expenses before amortization of goodwill as a percentage of net sales for the fiscal year ended September 30, 1999, decreased to 31.8% from 47.8% on a company-wide basis. SG&A, excluding corporate overhead charges, for NHAN NA on a stand-alone basis decreased to 23.7% for the fiscal year 1999 compared to 45.5% for the same period in 1998. The decreases in the fiscal year were due primarily to: (i) a substantial increase in the revenues for the 1999 fiscal year as compared to the 1998 fiscal year and (ii) a decrease in salary expenses as a percentage of revenue due to a reduction in personnel as a result of management's restructuring plan, as well as reductions in overhead costs as percent of revenue. On a stand-alone basis, Infotel's SG&A, excluding corporate overhead charges, as a percent of revenues decreased to 16.5% for the fiscal year ended September 30, 1999 compared to 28.3% for the fiscal year ended September 30, 1998. Infotel's SG&A, on a dollar basis, for the fiscal year was less than the same periods a year ago; thus the percentage increase was due to the decrease in Infotel's revenues during the fiscal year ended September 30, 1999. NHancement's corporate overhead costs increased by $2.4 million for the fiscal year ended September 30, 1999. Fiscal year corporate overhead costs increased due to (i) increased costs for audit and legal services related to the additional reporting requirements of the Company resulting from its acquisition of Infotel, the preparation of a special proxy statement related to the Company's Preferred Stock financing, and legal fees associated with maintenance of the Company's Nasdaq SmallCap Market listing; (ii) relocation and severance expenses related to the former CEO, and (iii) bonuses accrued in 1999. Amortization of goodwill expressed in dollars and as a percentage of net revenues, was $442,600 or 2% and $423,400 or 3.7% for the years ended September 30, 1999 and 1998, respectively. During the year ended September 30, 1998 the Company also recorded an impairment loss of $4.6 million, which represented 40.2% of net revenues. Goodwill amortization and impairment loss are included in SG&A costs in the accompanying table on the Results of Operations.

     For an analysis of the differences between the Company's effective tax rate and the statutory rate see Note 10, Income Taxes in the Consolidated Financial Statements. At September 30, 1999, the Company provided a 100% reserve against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets, such that a full valuation allowance is required. The Company currently has a $7.5 million federal net operating loss carryforward available. The federal net operating loss carryforwards are subject to an annual limit of approximately $250,000.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

    The Company's primary focus in the nine-month periods ended September 30, 1998 and 1997 was as an integrator and distributor of voice processing and telecommunications systems for businesses, which operations were conducted through the Company's NHAN NA subsidiary. NHAN NA's revenues for the nine-month period ended September 30, 1998 totaled $6.4 million as compared to $7.6 million during the same period a year earlier, which represents a decrease of 15.8%. The decrease in NHAN NA net revenues between 1998 and 1997 was due primarily to a slow down in voice processing systems and parts sales. The NHAN NA order backlog at September 30, 1998 was about $1.0 million or unchanged from the prior year. NHAN NA revenues in the September quarter of 1998 were slightly below the same period in 1997.

    Based on the estimated future undiscounted operating cash flows of its related businesses, the Company periodically evaluates the carrying value of goodwill. Due to issues not known by management at the time of the NHAN NA acquisition, the estimated future undiscounted operating cash flows of NHAN NA were calculated to be less than those estimated at the time of its acquisition and less than the carrying amount of the excess of cost over net assets acquired. On December 31, 1997 and September 30, 1998, the Company recorded impairment losses of $4,084,300 and $525,000, representing the difference between the carrying amounts of goodwill over its estimated fair value. The remaining balance of the NHAN NA goodwill at September 30, 1998 was $750,000 and the useful life was reduced from five years to three years. The second write-off of $525,000 in 1998 was due to lower than projected revenues in the nine-month period ended September 30, 1998, continued losses in the NHAN NA subsidiary and changes in the voice processing industry.

     The Company's former subsidiary, Advantis, which was disposed of by the Company in September 1998, experienced a sharp decline in net revenues, due mainly to the economic decline in Malaysia and poor local management. Poor performance, the economic decline and the weakening of the Malaysian currency combined with weak local management led to the Company's disposal of Advantis in September 1998. The Company recorded a loss from discontinued Advantis operations of $581,400 and a one-time charge of $368,600 on the disposal of Advantis.

     The Company's Infotel subsidiary was acquired September 22, 1998 and added just over three months, or about $3.0 million of revenues during the fiscal period ended September 30, 1998. On a stand-alone pro forma basis, Infotel revenues increased $2.7 million or 40.3% from $6.7 million for the nine-month period ended September 30, 1997 (preacquisition results), compared to $9.4 million for the same period in 1998. The increase was due primarily to the sale of several large radio systems ($850,000), increased test instrumentation sales ($150,000) and several large management contracts ($1.7 million) during the first nine months of 1998.

    Gross margins in the nine-month period ended September 30, 1998 decreased by 9.8% to 37.9% from 47.7% in 1997. The gross margin in 1997 was associated almost exclusively with the Company's NHAN NA subsidiary. No significant 1997 revenues or gross margin were recorded from FACTOR 1000-Registered Tradmark- systems or the Company's former Advantis subsidiary. The gross margin in 1998 was associated with the Company's NHAN NA subsidiary and approximately three months of Infotel sales in Singapore. NHAN NA's gross margin, as a stand-alone business, decreased to 39.2% in 1998 compared to 46.6% in the same period of 1997 due primarily to higher product costs as a percentage of revenues and increased overhead spending within the operations function. Infotel as a stand-alone business experienced a 6.9% increase in gross margins for the first nine months of 1998 to 30.4% as compared to 23.5% for the same period the year before. The increase in Infotel gross margins was due primarily to Infotel's decision in 1997 to terminate its retail modem business and sell all existing inventory at or below cost, as well as to the introduction of a new high margin network product in 1998.

    Company-wide selling, general and administrative ("SG&A") expenses as a percentage of net revenues were abnormally high during the first nine months of 1998 at 53.1% as compared to 43.4% in the same period of 1997. The SG&A expenses in 1998 included the NHAN NA subsidiary's SG&A expenses and NHancement's corporate office expenses for the nine months and about three months of Infotel's SG&A expenses. The majority of SG&A expenses in 1997 were associated with the Company's NHAN NA subsidiary and the Company's corporate office. For NHAN NA, as a stand-alone business, SG&A in 1998 increased 28.1% as a percent of revenues to 58.2% compared to 30.1% in 1997 due to (i) a 1998 impairment loss and amortization of the excess of cost over net assets acquired of $750,000 which reduced the carrying value of the excess of cost over net assets acquired relating to the NHAN NA acquisition compared to $400,000 in 1997, (ii) an increase in corporate allocated expenses of 3.8% to 9.8% is fiscal 1998, compared to 6% for the same period in fiscal 1997, which was related to the costs incurred in implementing a new Year 2000 compliance management information system ("MIS") which included software and hardware, (iii) a 6.3% increase in expenses associated with the hiring of additional sales and marketing personnel during 1997, and (iv) an increase in general and administrative expenses of 4.5% due to increased expenses related to rent and MIS support costs. Infotel added about $900,000 in SG&A expenses during the three months following its acquisition in June 1998. On a stand-alone basis, Infotel's SG&A as a percent of revenues remained constant at approximately 23% for the nine-month period ended September 30, 1998 and 1997. For an analysis of the differences between the Company's effective tax rate and the statutory rate see Note 10, Income Taxes in the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The acquisition of complimentary businesses and products is an element of the Company's business strategy, although in the recent past the Company's ability to engage in acquisition activity was subject to severe limitations given the Company's then financial condition. To engage in such activity, the Company will need to obtain additional debt or equity financing, neither of which may be available or, if available, may not be on terms acceptable to the Company. Debt financing may require the Company to pay significant amounts of interest and principal payments, thus reducing the resources available to expand its existing businesses. Equity financing may dilute the Company's existing stockholders' interest in the assets or earnings of the Company. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisitions or general working capital purposes. In April, 1998, the Company negotiated a Preferred Stock financing for $3.0 million, of which $1,250,000 was received, with substantially all of the net proceeds having been used for the acquisition of Infotel. On June 15, 1999, the Company completed the remaining $1,750,000 tranche of Series A Convertible Preferred Stock (less commissions and certain other costs and expenses of approximately $278,000).

    During the fiscal year ended September 30, 1999, net cash provided by operating activities was $1.1 million. Sources of cash consist primarily of increases in accounts payable and accrued expenses; offset by cash used to fund the Company's net operating losses and increases in accounts receivable that resulted from strong fourth quarter sales. Net cash used by investing and financing activities totaled $0.5 million consisting of: (i) proceeds from the sale of Preferred Stock, and (ii) increased borrowings under the Company's line of credit, offset by purchases of property and equipment for the Company's internal computer system, repayment of principal on notes payable and the purchase of a software asset. At September 30, 1999, the Company's working capital was $1.8 million, an improvement of $1.4 million over September 30, 1998. The Company had a cash balance of $2.5 million (including restricted cash of $190,000) at September 30, 1999. The Company's current ratio improved to 1.2 at September 30, 1999 from 1.0 a year ago. Management believes that available cash reserves coupled with additional available credit facilities, other financing alternatives and improved earnings will provide adequate funds for next twelve months, although no assurance can be given that the Company will have adequate funds for future operations.

    In October 1998, the Company through its NHAN NA subsidiary obtained a $1.0 million accounts receivable credit line with a local finance company with an advance rate of 80% of eligible receivables at an interest rate of 2.75% per month. In January 1999, the Company's lender increased the credit line from $1.0 million to $1.5 million and restrictions were eased on the receivables eligible for inclusion in the Company's borrowing base. In November 1999, the Company, through its Infotel subsidiary, completed a credit line with a major Singapore bank for S$3.5 million (US$2.1 million) with interest at 1.25% above the bank prime rate to be used for Infotel's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit.

    The Company's management estimates that it will incur less than $750,000 in capital expenditures during the next 12 months, primarily representing workstations for the new headquarters facility and company-wide business systems hardware and communications systems. The Company anticipates that all major capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

    Pursuant to the Infotel acquisition agreement, the Company was required to pay $1,390,000 and $494,600 to the former Infotel shareholders 30 days after the filing of the 10-KSB for its 1998 and 1999 fiscal years respectively. The Company failed to make payment to the former Infotel shareholders as required by the terms of the acquisition agreement. Consequently, the former Infotel shareholders had the option of accepting either NHancement Common Stock or a minority interest in the common stock of Infotel in lieu of cash. The former Infotel shareholders had 45 days after non-payment by the Company to notify the Company in writing of which option they had elected. Because the former Infotel shareholders did not elect either option, the debt began accruing interest on February 15, 1999, daily at the rate of 3% per year above the prime lending rate of The Development Bank of Singapore Ltd. and continued until the date payment was made. On April 29, 1999 the Company negotiated an agreement with the former Infotel shareholders to accept $1,250,000 and $634,600 of the payment in shares of NHancement's Common Stock.

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

    As of September 30, 1999, the outstanding balance on NHAN NA's line of credit was approximately $0.5 million inclusive of associated accrued interest.

SUBSEQUENT EVENTS

      In December 1999, the Company moved its headquarters from Fremont, California to Pleasanton, California. In conjunction with the move, the Company entered into commitments to purchase approximately $400,000 of office furniture and computer equipment including a new server. The Company's lease commitments disclosed in the accompanying audited financial statements include its obligations under the Pleasanton lease.

      On December 10, 1999, the Company entered into an agreement to acquire all outstanding shares of the common stock of Trimark, Inc., which does business as "Triad Marketing" ("Triad"). The consideration to be paid to the Triad shareholders will consist of 750,000 shares of Common Stock of NHancement and warrants to purchase 250,000 shares of Common Stock of NHancement at the closing price of NHancement's Common Stock on December 9, 1999. In the event the average closing price of NHancement's Common Stock for the five consecutive trading days ending on the trading day immediately prior to the first anniversary and second anniversary of the transaction's closing falls below Four Dollars $4.00 (the "Valuation Formula"), the Triad shareholders are entitled to additional consideration, at NHancement's option, of cash or Common Stock. In addition, on the first anniversary date, the Triad shareholders are entitled to additional consideration equal to one-half of the unregistered shares of NHancement Common Stock plus all of the registered shares of NHancement Common Stock they still own, multiplied by the lesser of Four Dollars $4.00 minus the Valuation Formula or $2.50. On the second year anniversary of the closing, the Triad shareholders are entitled to additional consideration equal to 250,000 unregistered shares owned by the Triad shareholders multiplied by the lesser of Four Dollars $4.00 minus the Valuation Formula or $2.50.

ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. However, in light of its acquisition of Infotel, management may enter into derivative contracts to hedge its foreign currency risk in the future. The Company has not yet evaluated the financial statement impact of adopting this new standard.

RISK FACTORS

       The following risk factors, in addition to the risks described elsewhere in the description of the Company's business in this report on Form 10-KSB, including, without limitation, those under the captions "Strategy," "Principal Suppliers," "Marketing," and "Competition," as well as under "Management's Discussion and Analysis of Financial Condition and Results of Operations," may cause actual results to differ materially from those in any forward-looking statements contained in the business description, the MD&A or elsewhere in this report or made in the future by the Company or is representatives. Such forward-looking statements involve known risks, unknown risks and uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements.

RISKS ASSOCIATED WITH DELISTING OF COMMON STOCK; PENNY STOCK RULES.

         Although the Company's Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO in February 1997, we cannot assure you that our Common Stock will remain eligible for listing on the Nasdaq SmallCap Market. In this regard, until recently, the Company had failed to comply with the net tangible assets/market capitalization/net income requirements for continued listing on the Nasdaq SmallCap Market, as required by Nasdaq under Marketplace Rule 4310(c)(2). This resulted in written notification from Nasdaq in February 1999 that the Company's Common Stock would be delisted from the Nasdaq SmallCap Market. In July 1999, following a hearing with the Nasdaq listing qualifications panel, we received a positive determination on our request for the continued inclusion of our Common Stock on the Nasdaq SmallCap Market. As a result, our Common Stock has remained listed to date, without interruption, on the Nasdaq SmallCap Market.

         If our Common Stock were to become delisted from the Nasdaq SmallCap Market, we would become subject to the SEC's "penny stock" rules. Were this to occur, you would find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock.

         The "penny stock" rules under the Exchange Act impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in a penny stock. For transactions covered by the penny stock rules, a broker-dealer must make special suitability determinations for purchasers and must have received the purchaser's written consent to the transaction prior to sale. In addition, for any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market and penny stocks. Consequently, if the Company's Common Stock were to be delisted from the Nasdaq SmallCap Market and became subject to the rules on penny stocks, it would negatively affect the ability or willingness of broker-dealers to sell or make a market in the Company's securities and, therefore, would severely and adversely affect the market liquidity for, and your ability to sell, the Company's Common Stock.

VOLATILITY OF STOCK PRICES.

         The over-the-counter markets for securities such as our Common Stock historically have experienced extreme price and volume fluctuations during certain periods. Other factors that also may adversely affect the market price of our Common Stock include the following:

          - New product developments, including proprietary software products developed by the Company

          - Technological and other changes in the voice-messaging and communications industries

          -    Fluctuations in the financial markets

          -    General economic conditions

          -    Quarterly variations in the Company's results of operations

PRIOR LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY.

         Although the Company recorded net income of approximately $0.7 million on net revenues of $20 million for the last three-quarters of its fiscal year ended September 30, 1999, on a fiscal year-to-date basis, the Company has incurred a loss of $716,800 on $23.3 million in revenues. Further, the Company sustained significant losses for the fiscal year ended December 31, 1997, as well as for the nine-month fiscal year ended September 30, 1998.

         While we have recently returned to profitability, our financial condition and results of operations will be adversely affected if we fail to continue to produce positive operating results. This could also:

          -    Adversely affect the future value of our Common Stock

          - Result in delisting of our Common Stock on the Nasdaq SmallCap Market System

          - Adversely affect our ability to obtain debt or equity financing on acceptable terms

          -    Prevent us from engaging in acquisition activity

FINANCING RISKS.

         The acquisition of complementary businesses and products is an element of our business strategy. Our ability to engage in acquisition activity depends on our ability to obtain debt or equity financing, neither of which may be available or, if available, may not be on terms acceptable to us. Our inability to obtain such financing would have a material adverse effect on our acquisition strategy.

         Both debt and equity financing involve certain risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses. Equity financing may be dilutive to our stockholders' interest in the assets and earnings of the Company. For example, of a total of 12,500 shares of Series A Convertible Preferred Stock sold in April 1998, those shares plus accrued dividends had been converted into 1,231,180 shares of Common Stock at an average price per share of approximately $1.04. Prior to the issuance of such shares of Preferred Stock in April 1998, a total of approximately 4,437,000 shares of Common Stock had been outstanding. The conversion of the Preferred Stock sold in June 1999 into shares of Common Stock also is expected to have a dilutive effect on the Company's existing stockholders. As of September 30, 1999, 6,242 shares of Preferred Stock and dividends on the Preferred Stock had been converted into 590,673 shares of Common Stock at an average price per share of $1.06; as of December 10, 1999, 17,200 shares of Preferred Stock and dividends on the Preferred Stock had been converted into 1,658,979 shares of Common Stock at an average price per share of $1.04. In addition, Common Stock issued as consideration in an acquisition transaction may be dilutive under certain circumstances to our existing stockholders.

RELIANCE UPON DISTRIBUTOR AND SUPPLIER RELATIONSHIPS; DEPENDENCE ON SIGNIFICANT CUSTOMERS.

         Our North American operations are based upon the integration of hardware, software, and communications and data processing equipment manufactured by others with our internally developed software, into systems designed to meet the needs of our customers. Although we have distributor agreements with a number of equipment manufacturers, a major portion of our revenues is based upon products manufactured by three companies. In this regard, we rely to a significant extent on products manufactured (and services provided) by Centigram Communications Corporation, products manufactured by Baypoint Innovations, the Mitel Corporation subsidiary that purchased the customer premises equipment ("CPE") business of Centigram, and on products manufactured by Interactive Intelligence, Inc. ("I3"), principally I3's enterprise information center ("EIC") product, a next-generation communications server that merges voice and data functions into a single computer-based system. Revenues from EIC products accounted for approximately 10% of North American revenues for the last two quarters of the fiscal year ended September 30, 1999 and are expected to increase rapidly in future quarters. Legacy voice processing revenues (which includes CPE product revenues), although declining in importance, accounted for approximately 90% of our revenues for the last two quarters of the fiscal year ended September 30, 1999. Any disruption to our relationships with, or to products or services supplied by, Centigram, Baypoint or I3 would have a significant adverse effect on our business for an indeterminate period of time until new supplier relationships could be established. Further, any material change in our other distributor relationships could adversely affect the Company.

         Infotel, our Singapore subsidiary, offers a wide range of infrastructure communications equipment products. Infotel also has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel's profitability depends in part on a steady stream of revenues relating to the services performed for Rohde & Schwarz test instruments. Since Infotel's revenues comprised approximately 41% of NHancement's total revenues for the fiscal year ended September 30, 1999, any material change in Infotel's relationship with its manufacturers, including Rohde & Schwarz, and any interruption in the delivery of products to Infotel by its key suppliers, would materially adversely affect NHancement's financial condition.

         We currently service approximately 1,000 customers through the operations of our two subsidiaries. The revenues from our two largest customer accounted for approximately 26% and 5% of total revenues during the fiscal year ended September 30, 1999. No other customers accounted for over 5% of total revenues during the period. This concentration of revenue results in additional risk to the Company and its operations, and any disruption of orders from our single largest customer would have an adverse effect on our financial condition.

INTENSE COMPETITION.

         The voice-processing and customer premises equipment markets are highly competitive and competition in this industry is expected to further intensify with the introduction of new product enhancements and new competitors. Our North American subsidiary competes with a number of larger integrated companies that provide competitive voice-processing products and services as subsets of larger product offerings. The Company's existing and potential competitors include many large domestic and international companies that have better name and product recognition in the market for the Company's products and services, a larger installed base of customers, and substantially greater financial, marketing and technical resources than the Company.

         Our Singapore subsidiary, Infotel, competes against several large companies in Singapore that are better capitalized. Although Infotel has in the past managed to compete successfully against these larger companies on the basis of its engineering and product management expertise, we cannot assure you that this expertise will allow Infotel to compete effectively with these larger companies in the future. Further, various large manufacturers headquartered outside of Singapore have established their own branch offices in Singapore and also compete with Infotel.

         The software products and services markets are highly competitive and competition in this industry is expected to further intensify with the introduction of new products, product enhancements as well as new competitors. Our Software Group competes with a number of larger software/middleware companies that provide competitive products and services on a standalone basis and as subsets of larger product offerings. The Company's existing and potential competitors include many large domestic and international companies that have better name and product recognition in the market for the Company's products and services, a larger installed base of customers, and substantially greater financial, marketing and technical resources than the Company.

RISKS INVOLVED IN DEVELOPING SOFTWARE PRODUCTS

         There are significant risks involved in the development of software technologies, including suitability for intended uses, economic viability and obsolesce due to the introduction of new technologies. There are, in addition, risks associated with product development including feasibility, performance, cost and quality issues. In this regard, although the Company has added personnel with software product development experience, the Company has no prior experience with software product development or new product rollouts. Also, there is the risk that the Company will not have sufficient resources or be able to obtain any necessary financing to develop such technologies. Further, there can be no assurances that a viable market will exist for new products that are successfully developed by the Company. New technology and products developed by competitors could also render the Company's products and technology obsolete.

RISKS IN INTEGRATING ACQUIRED COMPANIES.

         We have in the past pursued, and plan to continue to pursue, acquisition opportunities. Acquisitions involve a number of special risks, including among others:

          -    Adverse short-term effects on our operating results

          -    The disruption of our ongoing business

          - The risk of reduced management attention to normal daily operations

          - Our dependence on the retention, hiring and training of key personnel and the potential risk of loss of such personnel

          - Our potential inability to successfully integrate the personnel, operations, technology and products of acquired companies

          -    Unanticipated problems or unknown legal liabilities

          -    Adverse tax or financial consequences

         The Company has made several significant acquisitions since its formation as a holding company in 1996. Two of these acquisitions, namely the acquisition of NHAN NA (formerly named Voice Plus) and Advantis Network & Systems Sdn Bhd, a Malaysian company, in the past yielded operating results that were significantly lower than expected. In fact, the poor performance of Advantis led to its divestiture less than one year after the company was acquired by NHancement. Accordingly, we cannot assure you that the future performance of our subsidiaries will be commensurate with the consideration paid to acquire these companies. If we fail to establish the needed controls and to manage growth effectively, our operating results, cash flows and overall financial condition will be adversely affected.

RISKS PERTAINING TO INTERNATIONAL OPERATIONS.

         Infotel, our Singapore subsidiary, accounted for approximately 41% of our revenues for the fiscal year ended September 30, 1999. There are risks associated with our international operations, including:

          - Our dependence on members of management of Infotel and the risk of loss of customers in the event of the departure of key personnel

          - Unexpected changes in or impositions of legislative or regulatory requirements

          -    Potentially adverse taxes and adverse tax consequences

          -    The burdens of complying with a variety of foreign laws

          -    Political, social and economic instability

          -    Potential hostilities

          -    Changes in diplomatic and trade relationships

          -    Potential restrictions on cash transfers

         Any one or more of these factors could negatively affect the performance of Infotel and result in a material adverse change in the business, operations and financial condition of NHancement.

RISKS INVOLVED IN CHANGES IN MANAGEMENT.

         Management changes often have a disruptive effect on businesses and can lead to the loss of key employees because of the uncertainty inherent in change. In early January 1999, the President and Chief Executive Officer of NHancement resigned his position and, more recently, the Company's Chief Financial Officer and the Secretary and General Counsel of NHancement left the Company to pursue other opportunities. Douglas S. Zorn, the former Chief Financial Officer of the Company, was promoted to President and Chief Executive Officer to fill the vacancies created by the resignation of the former President and Chief Executive Officer. While hiring efforts are underway to fill the vacancies created by the departure of these and other key employees, there is no assurance that these posts will be filled in the near future since the job market in the greater San Francisco Bay Area is intensely competitive. The loss of these or other key employees of the Company could have a material adverse effect on the Company's operations. Furthermore, the recent changes in management may not be adequate to sustain the Company's profitability or to meet its future growth targets.

SEASONALITY AND INFLATION

         The Company's net sales typically show no significant seasonal variations, although net sales may be affected in the future by overall hiring trends and the concentration of vacations of key employees of client companies during the summer months or during holiday periods, which can delay product installations resulting in the postponement. of the recognition of revenues.

YEAR 2000 DISCLOSURE

         The Company has completed the tasks required to be performed by the Company under the plan implemented by the Company to correct internal computer systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         The Company presently believes that, with the modifications it has made to its software programs (including replacements of software in some instances), the Year 2000 problem will not pose significant operational problems for the Company's domestic or foreign computer systems. Further, the Company's internal computer systems for North American and Asian operations were purchased from well recognized companies and are stipulated by the manufacturers to be Year 2000 compliant. However, if the modifications (or replacements) made by the Company were not made properly or prove to be inadequate, the Company may incur additional costs, which could be material to the operations of the Company.

         The costs incurred to date by the Company in connection with such modifications and replacements total approximately $605,000, spread over the last two fiscal years.

         The Company distributes products from third party voice product equipment manufacturers in North America, Europe and Asia, some of which are susceptible to Year 2000 problems. During fiscal years 1998 and 1999, the Company completed a review of the products that its domestic and foreign subsidiaries distribute for the purpose of determining which, if any, of such products were not capable of recognizing the year 2000. Communications were effected with all of the manufacturers of such products to determine the nature and extent of any Year 2000 problems. Where potential Year 2000 computer problems were identified, the manufacturers of these products stated that the upgrades or replacements recommended by them, if implemented prior to the year 2000, would resolve such problems. However, there can be no assurances that these manufacturers' solutions will, in fact, completely resolve all Year 2000 problems. Moreover, the solutions provided by some manufacturers involved a significant upgrade cost to the end user, which could give rise to disputes or litigation between the end user and the manufacturer, which might also involve the Company. We also have not been able to determine whether the legal systems of Singapore would result in more or less litigation exposure to the Company and its subsidiaries if there were disputes between the end user of a product installed by Infotel, and the manufacturer. The costs of such possible disputes or litigation could be significant, thereby resulting in a material adverse effect on the Company's business, financial condition and results of operation.

         We believe we have taken reasonable steps to identify and correct all Year 2000 problems within our control. However, the Company may suffer business interruptions if customers, vendors and other third parties with which we conduct business are unsuccessful in remedying their own Year 2000 problems. Further, the Company could be adversely affected by any widespread economic or financial market disruption that is outside of our control.

ITEM 7.  FINANCIAL STATEMENTS

    The financial statements required by this Item begin at page F-1 of this report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

    Information in Form 8-K filed on December 23, 1999, as amended by the Form 8-K/A filed on December 29, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table sets forth certain information with respect to each of the directors, executive officers and significant employees of the Company and its subsidiaries as of December 15, 1999.

             NAME                              AGE                                    POSITION
    -----------------------                    ---          ----------------------------------------------------------------
     Douglas S. Zorn ...................        50          Chairman, Chief Executive Officer, President, Acting Chief
                                                             Financial Officer, Secretary and Director

     James Linkous .....................        43          Vice President of Sales; President of NHancement Technologies North
                                                             America, Inc.

     James Han .........................        50          Managing Director, Infotel Technologies (Pte) Ltd

     Ram V. Mani .......................        51          Chief Technology Officer; President of NHancement Technologies
                                                             Software Group

     James S. Gillespie ................        46          Director

     Robert Schmeir ....................        46          Director

     N. Bruce Walko ....................        44          Director

    Douglas S. Zorn. Effective January 6, 1999 Mr. Zorn became President and CEO to fill the vacancy created by Mr. Goei's resignation from these offices on the same date. On August 23, 1999, Mr. Zorn was appointed Chairman of the Board of Directors. Mr. Zorn had served as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a director of the Company since its incorporation in October 1996. Mr. Zorn also had held the title of Chief Operating Officer of the Company since its incorporation, but resigned from this position in October 1997. He is currently serving as the Acting Chief Financial Officer of the company until a replacement can be found to fill the vacancy created by the departure of the Company's Chief Financial Officer in October 1999. Mr. Zorn served as Executive Vice President, Secretary and Treasurer and Chief Financial and Operating Officer of BFI from

December 1993 until the merger of BFI into NHAN NA in November 1997. From 1991 until he joined BFI, Mr. Zorn was Chief Financial Officer of Monterey Telecommunications Corporation, an OEM wireless switch manufacturer for Motorola, Inc. From 1983 to 1991, he was employed by Centigram Communications Corporation where he last served as Vice President of Finance and Administration. Prior to joining Centigram, Mr. Zorn held various positions with Gould, Inc., including Operation Controller of the Biomation Division, a manufacturer of sophisticated logic test instruments. Mr. Zorn is a licensed certified public accountant.

    James B. Linkous. Mr. Linkous has served as Vice President of Sales and President of NHAN NA since April 1998. Mr. Linkous has worked for several key telecommunications distributors, including most recently COM-AID/NEXUS Integrated Solutions, where he was Vice President and General Manager. Mr. Linkous helped position COM-AID as the largest independent NEC dealer in the Western U.S. Previously he was National and Major Accounts Manager for U.S. WEST Communications. He also has extensive background in Call Center and CTI applications, which are future target markets for NHancement Technologies Inc.

    James Han. Mr. Han is a founding member of Infotel and has served as General Manager since the company started operation in 1984. Prior to joining Infotel, he was with an Australian company, Associated Technical Services Pte. Ltd.
(ATS), from 1977 to 1984 and was the General Manager at the time of his departure. ATS is a wholly owned subsidiary of Elders IXL, an Australian public company. ATS was involved in distribution and support of telecommunication products, marine communication and navigational equipment and medical and analytical instruments.

    Ram V. Mani. Mr. Mani joined the Company in June 1999 as its Chief Technology Officer and President of the NHancement Technologies Software Group. Mr. Mani has been an independent software consultant for more than ten years.

    James S. Gillespie. Mr. Gillespie currently serves as a Director of and a Consultant to the Company. Mr. Gillespie had served as Vice President of Sales of the Company and President of NHAN NA until he resigned from these positions in fiscal 1998. Mr. Gillespie was the founded NHAN NA and served as its President from its inception until his resignation in April 1998. Mr. Gillespie was with Centigram Communications Corporation from 1983 to 1986, during which time he held a number of positions, with his final position being Director of National Sales. On January 6, 1999, Mr. Gillespie was appointed to fill a vacancy on the Board of Directors.

    N. Bruce Walko. Mr. Walko is currently a consultant for several telemanagement corporations. He previously served as Vice President of Marketing for MTC NetSource, an international long distance and Internet services provider. Prior to MTC he was the Southeast Regional General Manager, NextWave Telecom (1994-1997). Before joining NextWave, Mr. Walko served as Regional General Manager for CellularOne, (McCaw, now AT&T Wireless) in Central and Northern Florida (1993-1994). In addition, he managed McCaw's advanced cellular system tests (at MGM Studios, Walt Disney World). Before joining McCaw, he was the Southwest Region General Manager of US West Cellular (1989-1993). Mr. Walko has a B.S. degree in Computer Science from Purdue University and a M.B.A. in Finance and Marketing from the University of Southern California.

    Robert Schmier. Mr. Schmier has been President and general partner of Schmier & Feurring Properties, Inc. since 1981. Mr. Schmier has also served as owner, developer, and property manager of shopping centers and office buildings in Palm Beach County, Florida. From 1974 through 1981, he was President of Abbey Homes, Inc., a developer of single-family lots and custom homebuilder in Oakland County, Michigan. Mr. Schmier has a B.A. from the University of Michigan and a J.D. from the University of Michigan, Law School.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company for the fiscal year ended September 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.         EXECUTIVE COMPENSATION

    The following table, and the accompanying explanatory footnotes, include annual and long-term compensation information for services rendered in all capacities during the fiscal years ended December 31, 1997, September 30, 1998 and September 30, 1999 by (i) the Company's Chief Executive Officer and (ii) the other highly compensated executive officers of the Company (or its subsidiaries) at September 30, 1999, who received compensation of at least $100,000 during the fiscal year ended September 30, 1999 (collectively, the "Named Executive Officers"). Mr. Goei is included in the table since he served as Chief Executive Officer of the Company until his departure on January 6, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                 ANNUAL COMPENSATION                                  AWARDS
                                                 -------------------                                  ------
                                                                                               RESTRICTED  SECURITIES
                                                                           OTHER ANNUAL          STOCK     UNDERLYING
     NAME AND POSITION             YEAR        SALARY ($)      BONUS ($)  COMPENSATION ($)     AWARDS ($)  OPTIONS (#)
     -----------------             ----        ----------      ---------  ----------------     ----------  -----------
Esmond T. Goei...............      1999          $70,000          $--      $131,336 (1)            $--             --
Former Chairman of the             1998(2)       157,500           --         9,700 (3)             --             --
  Board, President and Chief       1997          163,750           --        38,000 (4)             --     100,000 (5)
  Executive Officer

Douglas S. Zorn...............     1999         $178,327          $--       $12,600 (6)            $--     325,000 (7)
Chairman of the Board,             1998(2)       112,500           --         8,400 (3)             --             --
  President and Chief Executive    1997          150,000           --        86,000 (8)             --     100,000 (5)
  Officer

James B. Linkous..............     1999         $150,000          $--       $78,353 (9)            $--      75,000 (7)
Vice President of Sales and        1998(10)       65,400       36,000        13,650 (11)            --     100,000(12)
  President of NHAN NA

James Han                          1999(13)     $142,500      $62,236               $--            $--             --
Managing Director of Infotel
  Subsidiary

-----------------

(1) Represents $124,336 in severance and $7,000 of company paid automobile charges.

(2)  Represents the nine-month period ended September 30, 1998.

(3)  Automobile allowance for the nine-month period ended September 30, 1998.

(4) Mr. Goei was reimbursed $25,000 by the Company in fiscal 1997 for previous years vacation accrued but not taken and automobile expenses.

(5) These options were granted on March 18, 1997 under the Company's Equity Incentive Plan (the "Plan"). The options become exercisable as to 25% after one year with the remaining vesting on a monthly basis over 36 months.

(6)  Represents automobile expenses reimbursed by the Company.

(7) These options were granted on February 2, 1999 under the Plan. The options become exercisable after seven years, except vesting can be accelerated to two years (505 per year) if performance targets are met.

(8) Mr. Zorn was reimbursed by the Company in fiscal 1997 for $55,000 in moving expenses and $25,000 for previous year vacation accrued but not taken and automobile expenses.

(9) Represents sales commissions of $71,228 and $7,125 in automobile reimbursement.

(10) Represents the period from Mr. Linkous' hire date of April 18, 1998 through September 30, 1998, including a signing bonus of $36,000.

(11) Represents commissions of $10,900 and automobile allowance of $2,750.

(12) These options were granted on July 2, 1998 under the Plan. The options become exercisable ratably on a monthly basis over 36 months.

(13) Represents Singapore dollar payments converted at a translation rate of SD$1.7 to US$1.00.

Additionally, Mr. Zorn and Mr. Linkous have bonus plans based on fiscal 1999 performance with targeted bonus amounts of $180,000 and $75,000 respectively. The actual amount of the bonuses has not yet been calculated.

OPTION GRANTS IN FISCAL 1999

    The following option grants were made to the Named Executive Officers during the fiscal year ended September 30, 1999:

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                    Number of
                                                    Securities      Percent of Total
                                                    Underlying       Options Granted
                                                     Options         to Employees in    Exercise Price    Expiration
                     Name                            Granted           Fiscal Year       ($/Shr) (1)         Date
----------------------------------------------------------------------------------------------------------------------
Douglas S. Zorn, Chairman, Chief Executive           325,000              26.2%          $1.125/share      2/2/2009
Officer and President(2)

James B. Linkous, Vice President of Sales and         75,000              6.0%           $1.125/share      2/2/2009
President of NHAN NA(3)


(1) The exercise price was deemed to be equal to 100% of the fair market value on the date immediately preceding the date of the grant, as determined by the closing price as reported on the Nasdaq SmallCap Market.

(2) These options were granted on February 2, 1999 under the Plan. The options become exercisable immediately as to 225,000 shares and the remaining in seven years except vesting on this portion can be accelerated if performance targets are met.

(3) These options were granted on February 2, 1999 under the Plan. The options become exercisable in seven years except vesting can be accelerated if performance targets are met.


    The following table sets forth certain information regarding option exercises during fiscal year 1999 and the number of shares covered by both exercisable and unexercisable stock options as of September 30, 1999 for each of the Named Executive Officers:

                                                          Number of Securities
                                                         Underlying Unexercised            Value of Unexercised
                            Shares                              Options at                 In-the-Money Options at
                           acquired                         September 30, 1999               September 30, 1999
                              on           Value            ------------------               ------------------
         Name              Exercise      Realized     Exercisable     Unexercisable    Exercisable     Unexercisable
         ----              --------      --------     -----------     -------------    -----------     -------------
Douglas S. Zorn               --            --              275,000           50,000        $103,125          $18,750

James B. Linkous              --            --               77,083           97,917         $14,063          $14,063

 COMPENSATION OF DIRECTORS

    Directors are not separately compensated for serving on the Board of Directors. Directors are reimbursed for reasonable travel-related expenses for attendance at meetings.

    On February 2, 1999, the Company granted to N. Bruce Walko, Robert J. Schmier and James S. Gillespie, in connection with their appointment to the Board of Directors of the Company, non-qualified stock options to each purchase 25,000 shares of Common Stock at a price per share of $1.125, one half of which vests on the two succeeding anniversary dates of the grant. As of September 30, 1999, none of these options had vested. Under the Company's Equity Incentive Plan, each outside director who has served for a full fiscal year will be granted annually a non-qualified stock options to purchase 2,000 shares of Common Stock, which will vest one-third on each of the first, second and third anniversaries of the date of grant.

EMPLOYMENT AGREEMENTS

    The Company has a three-year employment agreement with Douglas S. Zorn, as Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and a two-year employment agreement with Ram V. Mani, as Chief Technology Officer of the Company. Messrs. Zorn's and Mani's base salary may be adjusted from time to time by mutual agreement between each such officer and the Board of Directors. The base salaries for calendar year 1999 of Messrs. Zorn and Mani are $180,000 and $150,000 respectively. The agreements provide, subject to their terms, for an annual bonus to be paid to these officers pursuant to a written bonus plan to be approved by the Board of Directors. The agreements provide that the officers are entitled to reasonable expense reimbursements, four weeks paid vacation per year and participation in any of the Company's benefit and deferred compensation plans. In fiscal 1999, Messrs. Zorn and Mani received a $1,100 and $650 monthly automobile allowance. On the annual anniversary date of Mr. Zorn's agreement, the period of employment is extended automatically for one year unless the officer is notified in writing. The agreements also provide for payments in the event of termination prior to the end of the term, as follows: if Mr. Zorn is terminated without cause, then base salary will be paid for the greater of two years or the balance of the term plus a bonus for each such year equal to the average bonus for the two preceding years while Mr. Mani will receive his base salary for six months; if the officers are terminated upon a change of control, then compensation equal to two times the sum of the base salary plus average bonus will be paid for one year. In the event of termination (except termination without cause), the officer is subject to a two-year non-competition agreement.

    On January 7, 1999, Mr. Goei resigned his position as President and Chief Executive Officer of the Company pursuant to a Separation Agreement, which modified his Employment Agreement. The Agreement provided for Mr. Goei to receive 6 1/2 months' severance pay, payment for all accrued vacation time and provided for benefits coverage for the first three months following his departure from the Company. In addition, Mr. Goei received warrants to purchase 50,000 Shares of the Company's Common Stock at a per share exercise price of $1.00.

    The Company and Mr. Gillespie, a director of the Company, are parties to a consulting agreement, which provides for annual payments to Mr. Gillespie of $150,000. The agreement also contains provisions for confidentiality, and convenants not to compete, to solicit customers or hire employees for two years after the expiration of this consulting agreement.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 10, 1999, by (a) each person known to the Company to own beneficially more than 5% of any class of the Company's capital stock, (b) each of the Company's directors and Named Executive Officers, and (c) all executive officers and directors as a group.

                                                          COMMON STOCK                  PREFERRED STOCK
                                                          ------------                  ---------------
                                                  BENEFICIALLY     OWNERSHIP      BENEFICIALLY     OWNERSHIP
   NAMES AND ADDRESSES                              OWNED (1)         %(1)          OWNED (1)         %(1)
   -------------------                            ------------   --------------   ------------   --------------

   James S. Gillespie
   198 Country Club Drive                          857,065 (2)        9.9%             --              --
   Incline Village, Nevada 89451

   Douglas S. Zorn
   c/o NHancement Technologies Inc.
   6663 Owens Drive
   Pleasanton, California  94588                   475,744 (3)        5.3%             --              --

   Ram V. Mani
   c/o NHancement Technologies Inc.
   6663 Owens Drive
   Pleasanton, California  94588                   450,000 (4)        5.2%             --              --

   James Han
   c/o Infotel Technologies (Pte) Ltd.
   19 Tai Seng Drive #06-00
   Singapore 535222                                292,325            3.4%             --              --

   Esmond T. Goei
   c/o NHancement Technologies Inc.
   39420 Liberty Street, Suite 250
   Fremont, California  94538                      139,047 (5)        1.6%             --              --



   James Linkous
   c/o NHancement Technologies Inc.
   6663 Owens Drive
   Pleasanton, California  94588                     77,083 (6)        *                     --        --

   Robert Schmier
   c/o Schmier & Feurring Properties, Inc.
   7777 Glades Road, Suite 310
   Boca Raton, FL 33434-4195                         37,500 (7)        *                     --        --

   N. Bruce Walko
   5107 Timberview Terrace
   Orlando, FL 32818                                 12,500 (8)        *                     --        --

   The Endeavour Capital Fund S.A.
   c/o Endeavour Management Inc.
   14/14 Divrei Chaim St.
   Jerusalem 94479                                   85,094 (9)       1.0%                  300      100.0%

   Directors and executive officers
      as a group (8 persons)                      2,341,264 (10)     25.6%                  300      100.0%
                                                  ---------          -----               ------      ------
                                                  ---------          -----               ------      ------

     --------------------------------
     *   Less than 1%

(1) Based on 8,602,630 shares of Common Stock and 300 shares of Preferred Stock issued and outstanding as of December 10, 1999.

(2) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 12,500 shares of Common Stock at an exercise price of $1.125 per share and warrants to purchase 27,500 shares of Common Stock.

(3) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 275,000 shares of Common Stock at an exercise price of $1.125 per share and warrants to purchase 61,375 shares of Common Stock.

(4)  Includes warrants to purchase 50,000 shares of Common Stock.

(5)  Includes warrants to purchase 101,518 shares of Common Stock.

(6) Represents options that are presently exercisable or that will become exercisable within 60 days to purchase 39,583 shares of Common Stock at an exercise price of $2.0625 per share and to purchase 37,500 shares of Common Stock at an exercise price of $1.125 per share.

(7) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 12,500 shares of Common Stock at an exercise price of $1.125 per share.

(8) Represents options that are presently exercisable or that will become exercisable within 60 days to purchase 12,500 shares of Common Stock at an exercise price of $1.125 per share.

(9 ) Includes 15,094 shares of Common Stock receivable upon conversion of Preferred Stock assuming conversion as of December 10, 1999 (based on the average of the closing bid price on the Nasdaq Small Cap Market for the five consecutive trading days preceding the assumed conversion date) and warrants to purchase 70,000 shares of Common Stock.

(10) Includes options that are presently exercisable or that will become exercisable within 60 days to purchase 389,583 shares of Common Stock and warrants to purchase 240,393 shares of Common Stock.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Gillespie agreed to convert $116,636 of debt payable, including accrued interest, into 116,565 shares of the Company's Common Stock in a transaction in which he also received warrants to purchase 50,000 shares.

    The Company entered into a bridge loan with the holders of the Series A Convertible Preferred Stock (the "Preferred Stockholders") and certain management stockholders. Two of these Preferred Stockholders presently hold more than 5% of the issued and outstanding Preferred Stock of the Company (on an as converted basis more than 5% of Common Stock of the Company). NHancement Technologies Inc. used the funds in the aggregate amount of $1,400,000 to complete the acquisition of Infotel. Interest is payable on the promissory notes at a rate of 10% per annum. Funds loaned to the Company by the preferred Stockholders totaled $750,000. The notes payable to the Preferred Stockholders provided for repayment on the earlier of the closing of the next tranche of the Company's Preferred Stock in accordance with the terms of the Securities Purchase Agreement, as amended, or 90 days from the date of issuance. The Company amended the agreement in September of 1998 limiting further dilutive issuances under the financing agreement, except by mutual consent of the parties. Additionally, the notes payable to the preferred Stockholders, which were originally to be applied against the purchase price of additional Preferred Stock available for purchase under the Securities Purchase Agreement, subject to receipt by the Company of certain stockholder approvals, and all accrued interest and a $135,000 premium, were on September 30, 1998.

    In June 1999, the Company completed a second tranche of its Series A Convertible Preferred Stock of $1.75 million in which the purchasers received in total warrants to purchase 175,000 shares of the Company's Common Stock at a per share price of $1.37.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of the Annual Report on Form
10-KSB:

    1. Financial Statements

         See Index to Financial Statements on page F-1 of this Form 10-KSB

    2. Exhibits

                                      EXHIBIT INDEX
                                      -------------

       EXHIBIT
       NUMBER                                   DESCRIPTION OF EXHIBIT
     ---------                                 -------------------------
        2.3        --   Plan and Agreement of Reorganization, dated December 10, 1999, by and among
                        Trimark Inc., d.b.a. Triad Marketing, Greg Darling, Richard Glover and the
                        Company.

        3.1        --   Amended and Restated Certificate of Incorporation, as filed with the Delaware
                        Secretary of State on January 27, 1997, as amended by Certificate of
                        Designations, as filed with the Delaware Secretary of State on April 9, 1998, as further amended by Amended Certificate of Designations, as filed with the
                        Delaware Secretary of State on April 13, 1998, as further amended by Amended
                        Certificate of Designations, as filed with the Delaware Secretary of State on
                        June 11, 1999. (1)

        3.2        --   Amended and Restated Bylaws. (2)

        4.1        --   Form of Common Stock Certificate. (3)

        4.2        --   Form of Underwriter Warrant. (4)

        4.3        --   Registration Rights Agreement, dated September 1, 1996, between BioFactors, Inc.
                        ("BFI") and (i) a majority of the holders of securities pursuant to the Secured
                        Note and Warrant Purchase Agreement dated December 1, 1994, as amended; (ii) a majority of the holders of securities issued pursuant to the Secured Note and
                        Stock Purchase Agreement, dated December 1, 1995, as amended; (iii) a majority of the holders of securities issued pursuant to the Unsecured Note and Stock
                        Purchase Agreement, dated February 1, 1996, as amended; (iv) a majority of the holders of securities issued pursuant to the Unit Subscription Agreement, dated
                        May 17, 1996, as amended; (v) the purchasers of securities issued pursuant to the
                        Unit Subscription Agreement dated October 3, 1996; and (vi) the former holders of
                        BFI's Series A Preferred Stock. (4)

        4.4        --   Registration Rights Agreement, dated October 25, 1996, between the Company and
                        James S. Gillespie. (3)

        4.5        --   Form of Series A Preferred Stock Certificate. (5)

        4.6        --   Registration Rights Agreement, dated as of April 13, 1998, among the Company, The
                        Endeavour Capital Fund S.A. and AMRO INTERNATIONAL S.A. (5)

        4.7        --   Warrant Agreement dated February 2, 1999 between the Company and JWGenesis
                        Capital Markets LLC. (6)

        4.8        --   Warrant Agreement dated February 2, 1999 between the Company and Kenneth L.
                        Greenberg. (6)

        4.9        --   Warrant Agreement dated February 2, 1999 between the Company and Mark Goldberg.
                        (6)

        4.10       --   Form of Warrant dated June 15, 1999 delivered to purchasers of Series A
                        Convertible Preferred Stock. (7)

        4.11       --   Form of Warrant dated June 15, 1999 delivered to purchasers of Series A Convertible
                        Preferred Stock (exercise contingent on redemption of Preferred Stock). (7)

        4.12       --   Warrant Agreement dated June 7, 1999 between the Company and James S. Gillespie.
                        (7)

        4.13       --   Warrant Agreement dated June 15, 1999 between the Company and Grady & Hatch and
                        Company, Inc. (7)

       10.1        --   Formation Agreement, dated as of October 15, 1996, between BFI and Voice Plus,
                        Inc. ("Voice Plus"). (3)

       10.2        --   Agreement and Plan of Merger, dated as of October 30, 1996, between the Company,
                        BFI Acquisition Corporation and BFI. (4)

       10.3        --   Agreement and Plan of Merger, dated as of October 25, 1996, between the Company,
                        Voice Plus Acquisition Corporation, Voice Plus and James S. Gillespie, together with Forms of Promissory Notes. (8)

       10.4        --   Agreement of Merger between Voice Plus and BFI dated as of October 10, 1997. (5)

       10.5        --   License Agreement, dated November 24, 1988, by and between BFI and Systems
                        Technology, Inc., as amended by Addendum to License Agreement, dated May 19,
                        1994, as amended by Second Addendum to License Agreement, dated November 18, 1996.
                        (4)

       10.6        --   Sublicense Agreement, dated August 30, 1995, between BFI and SportsTrac, Inc., as amended by Addendum to Sublicense Agreement, dated July 31, 1996. (3)


       EXHIBIT
       NUMBER                                   DESCRIPTION OF EXHIBIT
     ---------                                 -------------------------
       10.7        --   Secured Note and Warrant Purchase Agreement, dated December 1, 1994, between BFI and the purchasers listed therein, as amended by the First Amendment to Secured
                        Note and Warrant Purchase Agreement, dated July 1995, as amended by Amendment to
                        Secured Note and Warrant Purchase Agreement, dated December 1, 1995, as amended by Third Amendment to Secured Note and Warrant Purchase Agreement, dated March 1,
                        1996, and as amended by Fourth Amendment to Secured Note and Warrant Purchase
                        Agreement, dated October 1, 1996, together with Amended and Restated Security
                        Agreement and Form of Secured Promissory Note. (4)

       10.8        --   Secured Note and Stock Purchase Agreement, dated December 1, 1995, between BFI and the purchasers listed therein, as amended by the First Amendment to Secured
                        Note and Stock Purchase Agreement, dated March 1, 1996, as amended by Second
                        Amendment to Secured Note and Stock Purchase Agreement, dated July 1, 1996, and as amended by Third Amendment to Secured Note and Stock Purchase Agreement, dated
                        October 1, 1996, together with Form of Secured Promissory Note. (4)

       10.9        --   Unsecured Note and Stock Purchase Agreement, dated February 1, 1996, between BFI and the purchasers listed therein, as amended by the First Amendment to Unsecured
                        Note and Stock Purchase Agreement, dated March 1, 1996, as amended by Second
                        Amendment to Unsecured Note and Stock Purchase Agreement, dated July 1, 1996, and as amended by Third Amendment to Unsecured Note and Stock Purchase Agreement,
                        dated October 1, 1996, together with Form of Unsecured Promissory Note. (4)

      10.10        --   Unit Subscription Agreement, dated May 17, 1996, between BFI and the purchasers listed therein, as amended by First Amendment to Unit Subscription Agreement, dated October 1, 1996, together with Form of Promissory Note. (4)

      10.11        --   Unit Subscription Agreement, dated October 1, 1996, between BFI and the purchasers listed therein, together with Form of Promissory Note and Form of
                        Warrant. (2)

      10.12        --   Equity Incentive Plan. (2)

      10.13        --   Employment Agreement, dated as of October 30, 1996, between Douglas S. Zorn and the Company. (2)

      10.14        --   Employment Agreement, dated as of October 25, 1996, between James S. Gillespie and the Company. (3)

      10.15        --   Employment Agreement, dated as of October 30, 1996, between Esmond T. Goei and the Company. (3)

      10.16        --   Form of FACTOR 1000-Registered Trademark- Service Contract. (3)

      10.17        --   Office Building Lease, dated April 8, 1996, between BFI and Denver West Office
                        Building No. 21 Venture. (4)

      10.18        --   Authorized U.S. Distributor Agreement, dated April 16, 1996, between Centigram
                        Communications Corporation and Voice Plus. (3)

      10.19        --   Office Lease, dated October 16, 1995, between AJ Partners Limited Partnership and
                        Voice Plus. (4)

      10.20        --   Agreement, dated October 16, 1995, between BFI, Burton Kanter and Elliot
                        Steinberg, as amended by Amendment dated July 16, 1996, between BFI, Esmond Goei,
                        Douglas Zorn, Burton Kanter and Elliot Steinberg. (4)

      10.21        --   Stockholder Agreement, dated October 25, 1996, between the Company and James D.
                        Gillespie. (4)

      10.22        --   1997 Management and Company Performance Bonus Plan. (4)

      10.23        --   Employment Agreement, dated as of November 1, 1996, between Diane E. Nowak and
                        Voice Plus. (2)

      10.24        --   Employment Agreement, dated as of November 1, 1996, between Bradley Eickman and
                        Voice Plus.(2)

      10.25        --   Promissory Note Payable to the Company by Esmond T. Goei. (5)

      10.26        --   Agreement for the Sale of Shares in Advantis Network & System Sdn Bhd  dated
                        June 20, 1997, between the Company and the shareholders of Advantis, as amended by the Supplemental Agreement to the Agreement dated November 26, 1997, and the
                        Second Supplemental Agreement dated November 26, 1997. (9)

      10.27        --   Building Lease dated June 9, 1997 by and between the Company, as Tenant and El
                        Dorado Holding Company, Inc., as Landlord. (10)

      10.28        --   Form of Lock Up Agreement between the Company and the former shareholders of
                        Advantis. (11)

      10.29        --   Securities Purchase Agreement, dated as of April 13, 1998, by and among the
                        Company, the Endeavour Capital Fund S.A. and AMRO INTERNATIONAL S.A. (5)

      10.30        --   Form of Escrow Instructions related to Securities Purchase Agreement, dated as of
                        April 13, 1998. (5)

       10.31       --   Form of Reseller Agreement between Interactive Intelligence Inc. and the Company dated July 8, 1998. (12)

       10.32       --   Form of Associate Agreement between NEC, Inc. and the Company dated May 26, 1998.
                        (12)

       10.33       --   Form of Loan and Security Agreement between AEROFUND FINANCIAL and the Company
                        dated October 9, 1998.   (12)


       EXHIBIT
       NUMBER                                   DESCRIPTION OF EXHIBIT
     ---------                                 -------------------------
       10.34       --   Form of Guaranty from Lee Giam Teik, Man Yiew Ming and Ng Kok Wah dated September
                        30, 1998.  (12)

       10.35       --   Letter Agreement between Lee Giam Teik, Man Yiew Ming and Ng Kok Wah and the
                        Company dated September 30, 1998.  (12)

       10.36       --   Agreement relating to the sale and purchase of 500,000 ordinary shares in the
                        Capital of Infotel Technologies (Pte) Ltd ("Infotel"), dated as of January 19,
                        1998, by and between the Company and the stockholders of Infotel (the "Sale
                        Agreement").  (13)

       10.37       --   Letter Agreement amending the Sale Agreement, dated as of April 2, 1998, by and between the Company and the stockholders of Infotel ("Supplement No. 1").  (14)

       10.38       --   Form of letter agreement amending the Sale Agreement, as amended by Supplement
                        No. 1, dated as of April 22, 1998, by and between the Company and the stockholders of Infotel ("Supplement No. 2").  (15)

       10.39       --   Letter agreement amending the Sale Agreement, as amended by Supplement No. 1 and
                        Supplement No. 2, dated as of June 22, 1998, by and between the Company and stockholders of Infotel.  (16)

       10.40       --   Promissory Note, dated as of June 15, 1998, in the original principal amount of
                        $375,000, payable by the Company to AMRO International S.A. ("AMRO").  (17)

       10.41       --   Promissory Note, dated as of June 15, 1998, in the original principal amount of
                        $375,000, payable by the Company to Endeavour Capital Fund S.A. ("Endeavour").
                        (18)

      10.42        --   Letter agreement, dated as of June 15, 1998, amending Securities Purchase
                        Agreement, dated as of April 13, 1998, by and among the Company, AMRO and
                        Endeavour.  (19)

      10.43        --   Letter agreement, dated as of June 12, 1998, by and among the Company, Esmond T.
                        Goei, Douglas S. Zorn and James S. Gillespie. (20)

      10.44        --   Promissory Note, dated as of June 12, 1998, in the original principal amount of
                        $125,000 payable by the Company to Esmond T. Goei.  (21)

      10.45        --   Promissory Note, dated as of June 12, 1998, in the original principal amount of
                        $225,000 payable by the Company to Douglas S. Zorn.  (22)

      10.46        --   Promissory Note, dated as of June 12, 1998, in the original principal amount of
                        $300,000 payable by the Company to James S. Gillespie.  (23)

      10.47        --   Separation Agreement dated January 13, 1999 between Esmond T. Goei and the
                        Company.  (24)

      10.48        --   Letter Agreement dated February 2, 1999 between the Company and JWGenesis Capital
                        Markets LLC. (6)

      10.49        --   Amendment dated June 11, 1999, to Securities Purchase Agreement dated April 13,
                        1998.  (1)

      10.50        --   Termination, Consulting and Confidentiality Agreement dated June 7, 1999 between
                        James S. Gillespie and the Company.  (7)

      10.51        --   Loan and Security Agreement, dated as of August 31, 1999, by and among Eastern Systems
                        Technology, Inc. ("Eastern"), Ram V. Mani ("Mani"), Front-End Technolgies, Srini
                        Ramakrishnan ("Ramakrishnan") and the Company. (25)

      10.52        --   Secured Promissory Note, dated as of August 31, 1999, in the principal amount of
                        $250,000, payable by Eastern to the Company.  (25)

      10.53        --   Employment Agreement, dated as of August 31, 1999, by and between Mani and the
                        Company.  (25)

      10.54        --   Plan and Agreement of Reorganization, dated August 31, 1999, among Eastern,  Mani and the Company. (26)

      10.55        --   Form of Ratification Agreement, dated September ___, 1999, by the Company,
                        Eastern, Mani and Ramakrishnan. (27)

       21          --   Subsidiaries.

       23               Consent of BDO Seidman, LLP.

       24          --   Power of Attorney (included on signature page to this Report on Form 10-KSB).

       27          --   Financial Data Schedule for the nine months ended  September 30, 1998 and the twelve months ended September 30, 1999.
    -----------------

     (1) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 1999.

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

     (5) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 15, 1998.

     (6) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on February 16, 1999.

     (7) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on July 28, 1999.

     (8) Incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 3 to Registrant's Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on January 28, 1997.

     (9) Incorporated by reference to Exhibit 2.01 to Registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 30, 1997.

     (10) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 1997.

     (11) Incorporated by reference to Exhibit 4.01 to Registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 30, 1997.

     (12) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Annual Report, as amended, on Form 10-KSB/A, as filed with the Securities and Exchange Commission on January 29, 1999.

     (13) Incorporated by reference to Exhibit 2.1 contained in Registrant's Registration Statement on Form S-3, File No. 333-52709, as initially filed with the Securities and Exchange Commission on May 14, 1998.

     (14) Incorporated by reference to Exhibit 2.2 contained in Registrant's Registration Statement on Form S-3, File No. 333-52709, as initially filed with the Securities and Exchange Commission on May 14, 1998.

     (15) Incorporated by reference to Exhibit 2.3 contained in Registrant's Registration Statement on Form S-3, File No. 333-52709, as initially filed with the Securities and Exchange Commission on May 14, 1998.

     (16) Incorporated by reference to Exhibit 2.4 contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (17) Incorporated by reference to Exhibit 10.1 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (18) Incorporated by reference to Exhibit 10.2 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (19) Incorporated by reference to Exhibit 10.3 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (20) Incorporated by reference to Exhibit 10.4 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (21) Incorporated by reference to Exhibit 10.5 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (22) Incorporated by reference to Exhibit 10.6 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (23) Incorporated by reference to Exhibit 10.7 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (24) Incorporated by reference to the document bearing the same exhibit number as contained on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 1999.

     (25) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

     (26) Incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

     (27) Incorporated by reference to Exhibit 2.2 to Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

 (b)     Reports on Form 8-K

         The Company filed a Report on Form 8-K on September 15, 1999 regarding its acquisition of certain assets of Eastern Systems Technology, Inc., a company engaged in the business of software development. The Report included an Unaudited Pro Form Balance Sheet of NHancement Technologies Inc. and Subsidiaries as of June 30, 1999.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NHANCEMENT TECHNOLOGIES INC.

                                        By /s/ Douglas S. Zorn
                                           ----------------------------------
                                        Douglas S. Zorn, Chairman of the Board,
                                        Chief Executive Officer, President
                                        and Director

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Douglas S. Zorn, his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

    In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                 TITLE                                       DATE
 --------------------------         ---------------------------------------------           -----------

 /s/ Douglas S. Zorn                Chairman of the Board,  Chief Executive Officer,
--------------------------          President and Director
  Douglas S. Zorn                   (Principal Executive and  Financial Officer             Dec. 29, 1999


  --------------------------
  James S. Gillespie                Director                                                Dec. __, 1999

  /s/ Robert Schmier
  --------------------------
  Robert Schmier                    Director                                                Dec. 29, 1999

  /s/ N. Bruce Walko
  --------------------------
  N. Bruce Walko                    Director                                                Dec. 29, 1999

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                                AND SUBSIDIARIES



                                               CONSOLIDATED FINANCIAL STATEMENTS
  NINE MONTHS ENDING SEPTEMBER 30, 1998 AND FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                                    NHANCEMENT TECHNOLOGIES INC.
                                                                AND SUBSIDIARIES

                                                               TABLE OF CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheet as of September 30, 1999                                   F-3 - F-4

     Consolidated statements of operations for the nine months
       ended September 30, 1998 and fiscal year ended September
       30, 1999                                                                                  F-5

     Consolidated statements of stockholders' equity for the nine months ended September 30, 1998 and fiscal year ended
       September 30, 1999                                                                        F-6

     Consolidated statements of cash flows for the nine months
       ended September 30, 1998 and fiscal year ended September
       30, 1999                                                                            F-7 - F-8

     Summary of accounting policies                                                       F-9 - F-12

     Notes to the consolidated financial statements                                      F-13 - F-25

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and the Stockholders of

NHancement Technologies Inc. and Subsidiaries
Pleasanton, California

We have audited the accompanying consolidated balance sheet of NHancement Technologies Inc. and Subsidiaries as of September 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year ended September 30, 1999, and the nine months ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 9 in the consolidated financial statements, the Company has two significant vendors that supply inventory.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NHancement Technologies Inc. and Subsidiaries at September 30, 1999 and the results of their operations and their cash flows for the fiscal year ended September 30, 1999 and the nine months ended September 30, 1998 in conformity with generally accepted accounting principles.

                                                              BDO Seidman, LLP

San Francisco, California
December 14, 1999

                                                                                       NHANCEMENT TECHNOLOGIES INC.
                                                                                                   AND SUBSIDIARIES

                                                                                         CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------
                                                                                                SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
   Cash  and cash equivalents (Note 9)                                                               $2,329,100
   Restricted cash                                                                                      190,000
   Accounts receivable, less allowance for doubtful accounts of
      $157,800 (Notes 4 and 9)                                                                        5,721,800
   Inventory                                                                                          1,594,200
   Current portion of notes receivable from related parties (Notes 2 and 3)                             479,500
   Prepaid expenses and other                                                                           212,700
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                                 10,527,300
------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
    Office equipment                                                                                  1,106,600
    Computers and software for internal use                                                             849,300
    Automobiles                                                                                         138,000
    Furniture and fixtures                                                                              112,000
------------------------------------------------------------------------------------------------------------------
                                                                                                      2,205,900
Less accumulated depreciation                                                                         1,050,900
------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, net                                                                           1,155,000
------------------------------------------------------------------------------------------------------------------

Excess of cost over net assets acquired of NHAN NA, net of
    accumulated amortization of $250,000                                                                500,000
Excess of cost over net assets acquired of Infotel, net of
    accumulated amortization of $240,200 (Note 2)                                                     2,182,000
Computer software (Note 2)                                                                            1,511,500
Long-term portion of notes receivable from related parties (Note 3)                                      94,400
Other assets                                                                                             50,300
------------------------------------------------------------------------------------------------------------------

                                                                                                    $16,020,500
------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                       NHANCEMENT TECHNOLOGIES INC.
                                                                                                   AND SUBSIDIARIES

                                                                                         CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------
                                                                                              SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Lines of credit (Note 4)                                                                           $539,600
    Accounts payable                                                                                  4,492,200
    Accrued compensation                                                                                861,100
    Accrued liabilities                                                                                 638,000
    Deferred revenue                                                                                  1,607,800
    Additional purchase consideration (Note 2)                                                          400,000
    Income tax payable                                                                                   79,100
    Dividends payable                                                                                    21,800
    Capital lease obligations, current portion (Note 7)                                                  83,300
------------------------------------------------------------------------------------------------------------------

    TOTAL CURRENT LIABILITIES                                                                         8,722,900

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION (NOTE 7)                                               61,700
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                     8,784,600
------------------------------------------------------------------------------------------------------------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
(Notes 2, 7, 9 and 17)
STOCKHOLDERS' EQUITY (Notes 5 and 6)
   Convertible preferred stock, $0.01 par value, 2,000,000 shares authorized,
    11,300 shares issued and outstanding at September 30, 1999                                          854,800
   Common stock, $0.01 par value, 20,000,000 shares authorized,
    8,219,700 shares issued and outstanding at September 30, 1999                                        82,200
   Additional paid-in capital                                                                        24,472,800
   Accumulated deficit                                                                              (17,965,300)
   Cumulative translation loss, net of tax                                                             (208,600)
-------------------------------------------------------------------------------------------------------------------

   TOTAL STOCKHOLDERS' EQUITY                                                                         7,235,900
------------------------------------------------------------------------------------------------------------------

                                                                                                    $16,020,500
------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                       NHANCEMENT TECHNOLOGIES INC.
                                                                                                   AND SUBSIDIARIES

                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                                                 NINE MONTHS         FISCAL YEAR
                                                                                    ENDED               ENDED
                                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                                     1998                 1999
--------------------------------------------------------------------------------------------------------------------

NET REVENUES (NOTE 9)                                                                $9,442,200         $23,339,900

Cost of sales                                                                         5,863,300          15,799,200
--------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                          3,578,900           7,540,700
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Selling, general and administrative                                                4,211,500           7,420,700
   Restructuring charges (Note 8)                                                            --             189,000
   Amortization of excess of cost over net assets acquired, including
    impairment loss of $525,000 in 1998                                                 797,600             442,600
--------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                              5,009,100           8,052,300
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                                  (1,430,200)           (511,600)
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
   Interest income                                                                       76,900             107,500
   Interest expense                                                                     (138,900)           (413,600)
   Other income                                                                          39,800             134,800
--------------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                                                      (22,200)           (171,300)
---------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before income taxes                                    (1,452,400)          (682,900)
Income taxes (Note 10)                                                                   70,800              33,900
--------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                                       (1,523,200)           (716,800)
---------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations of Advantis (Note 16)                                  (581,400)               --
Loss from disposal of Advantis (Note 16)                                                 (368,600)               --
---------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                              (2,473,200)           (716,800)
PREFERRED DIVIDENDS                                                                     (435,700)           (738,400)
---------------------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                           ($2,908,900)        ($1,455,200)
---------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER
COMMON SHARE (NOTE 13)                                                                    ($0.41)            ($0.23)
--------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER
COMMON SHARE (NOTE 13)                                                                    ($0.20)                --
--------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER COMMON SHARE (NOTE 13)                                         ($0.61)            ($0.23)
--------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                              NHANCEMENT TECHNOLOGIES INC.
                                                                                                          AND SUBSIDIARIES

                                                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------
                                                                  Preferred Stock               Common Stock
                                                                      Par Value                   Par Value
                                                                        Shares        Amount        Shares       Amount
---------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                                                --               --      4,437,000     $44,400
Issuance of Preferred Stock, net of stock issuance costs of
  $265,300 (Note 5)                                                   12,500      $   984,700             --          --

Deemed dividend on Preferred Stock convertible at a discount              --               --             --          --

Dividends on Preferred Stock converted into Common Stock                  --               --          8,400         100

Dividends Payable on Preferred Stock                                      --               --             --          --

Preferred Stock converted into Common Stock (Note 5)                  (9,300)        (732,500)       700,835       7,000

Common Stock issued for Infotel acquisition (Note 2)                      --               --        433,000       4,300
Issuance of Common Stock options for payment of outside service fees      --               --             --          --

Comprehensive loss:
Net loss                                                                  --               --             --          --
Cumulative translation loss                                               --               --             --          --
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                  --               --             --          --
---------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                                            3,200      $   252,200      5,579,235     $55,800

Additional Common Stock issued for Infotel acquisition                    --               --        177,200       1,800

Issuance of Preferred Stock, net of cash stock issuance costs
  of $278,000 (Note 5)                                                17,500        1,472,000             --          --

Issuance of warrants for Preferred Stock financing                        --         (143,200)            --          --
Deemed dividend on Preferred Stock convertible at a discount              --               --             --          --

Dividends on Preferred Stock converted into Common Stock                  --               --         21,900         200

Dividends Payable on Preferred Stock                                      --               --             --          --

Compensation related to grant of stock options                            --               --             --          --
Preferred Stock converted into Common Stock (Note 5)                  (9,400)        (726,200)     1,090,700      10,900

Infotel debt converted to equity                                          --               --        559,100       5,600

Common Stock issued for purchase of software assets                       --               --        675,000       6,700
Stockholder debt converted to equity                                      --               --        116,565       1,200

Comprehensive loss:
Net loss                                                                  --               --             --          --
Cumulative translation loss                                               --               --             --          --
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss
---------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Additional                        Cumulative
                                                                      Paid-in      Accumulated         Translation
                                                                       Capital        Deficit              loss             Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                                          $ 18,020,600      $(13,601,200)     $  11,300      $ 4,475,100

Issuance of Preferred Stock, net of stock issuance costs of
  $265,300 (Note 5)                                                           --                --             --      $   984,700

Deemed dividend on Preferred Stock convertible at a discount             416,700          (416,700)            --               --

Dividends on Preferred Stock converted into Common Stock                  11,400                --             --           11,500

Dividends Payable on Preferred Stock                                          --           (19,000)            --          (19,000)

Preferred Stock converted into Common Stock (Note 5)                     725,500                --             --               --

Common Stock issued for Infotel acquisition (Note 2)                   1,836,100                --             --        1,840,400
Issuance of Common Stock options for payment of outside service fees      10,600                --             --           10,600

Comprehensive loss:
Net loss                                                                      --      ($ 2,473,200)            --       (2,473,200)
Cumulative translation loss                                                   --                --      ($186,200)     ($  186,200)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                      --                --             --      ($2,659,400)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                                         $ 21,020,900      ($16,510,100)     ($174,900)     $ 4,643,900

Additional Common Stock issued for Infotel acquisition                    (1,800)               --             --               --

Issuance of Preferred Stock, net of cash stock issuance costs
  of $278,000 (Note 5)                                                        --                --             --        1,472,000

Issuance of warrants for Preferred Stock financing                       143,200                --             --               --
Deemed dividend on Preferred Stock convertible at a discount             708,500          (708,500)            --               --

Dividends on Preferred Stock converted into Common Stock                  15,300                --             --           15,500

Dividends Payable on Preferred Stock                                          --           (29,900)            --          (29,900)

Compensation related to grant of stock options                           104,500                --             --          104,500
Preferred Stock converted into Common Stock (Note 5)                     715,300                --             --               --

Infotel debt converted to equity                                         629,000                --             --          634,600

Common Stock issued for purchase of software assets                    1,022,500                --             --        1,029,200
Stockholder debt converted to equity                                     115,400                --             --          116,600

Comprehensive loss:
Net loss                                                                      --          (716,800)            --         (716,800)
Cumulative translation loss                                                   --                --        (33,700)         (33,700)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                                                                  (750,500)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                                           11,300      $   854,800      8,219,700     $82,200
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                                         $ 24,472,800      ($17,965,300)     ($208,600)     $ 7,235,900
-----------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                          NHANCEMENT TECHNOLOGIES INC.
                                                                                                      AND SUBSIDIARIES

                                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------
                                                                                  NINE MONTHS          FISCAL YEAR
                                                                                     ENDED                ENDED
Increase (decrease) in cash and cash equivalents                                SEPTEMBER 30, 1998  SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                         ($2,473,200)           ($716,800)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Loss from discontinued operations                                               581,400                   --
     Depreciation and other amortization                                             260,600              405,200
     Amortization of excess cost over net assets acquired, including
     impairment loss                                                                 723,000              442,600
     Compensation related to grant of stock options and common stock                  10,600              104,500
     Gain of sale of fixed assets                                                         --              (12,000)
     Other                                                                           (25,000)             (28,700)
     Loss on sale of Advantis, net of cash of $1,000                                 367,600                   --
     Changes in operating assets and liabilities:
         Accounts receivable                                                        (542,500)          (1,146,100)
         Inventory                                                                   653,200              (47,800)
         Prepaid expense and other                                                   (41,000)             130,800
         Other assets                                                                (89,500)             235,000
         Income tax payable                                                           64,000             (252,900)
         Accounts payable and other current liabilities                              337,100            2,007,700
--------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                 (173,700)           1,121,500
CASH PROVIDED BY DISCONTINUED OPERATIONS                                            (307,600)                  --
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Restricted cash                                                                (369,000)            179,000
     Advantis acquisition costs                                                     (196,400)                 --
     Cash purchase price of Infotel, net of cash acquired of
     $2,366,000                                                                      (30,300)                 --
     Payment received on receivable from related party                                    --               12,100
     Proceeds loaned to related party                                                     --             (250,000)
     Purchase of software assets                                                          --               82,100
     Proceeds from sale of fixed assets                                               16,200              159,000
     Purchases of property and equipment                                            (360,500)            (340,500)
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (940,000)            (158,300)
---------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                        NHANCEMENT TECHNOLOGIES INC.
                                                                                                    AND SUBSIDIARIES

                                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                                         NINE MONTHS            FISCAL YEAR
                                                                            ENDED                  ENDED
                                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                                             1998                   1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowing under line of credit                                    263,200                 308,600
     Principal payments on capital leases                                  (27,500)                (92,500)
     Proceeds from notes payable                                         1,400,000                      --
     Principal payment on notes payable to Stockholders                   (837,800)             (1,990,400)
     Proceeds from sale of Preferred Stock, net of offering
     costs                                                                 984,700               1,472,000
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      1,782,600                (302,300)
---------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                    (47,300)                 (9,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  314,000                 651,900

CASH AND CASH EQUIVALENTS, beginning of year                             1,363,200               1,677,200
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                 $ 1,677,200             $ 2,329,100
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA:
Interest paid                                                          $   119,900             $   413,600
Income taxes paid                                                               --             $   315,000
---------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                               AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

NHancement Technologies Inc., a Delaware corporation headquartered in Pleasanton, California ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company. The business of NHancement is conducted by its operating company subsidiaries: NHancement Technologies North America, Inc. ("NHAN NA", formerly Voice Plus, Inc.) and Infotel Technologies (Pte) Ltd. ("Infotel"). NHAN NA, a California corporation headquartered in Pleasanton, California, is a systems integrator and national distributor of voice processing and multimedia messaging equipment. NHAN NA maintains offices in the states of California, New York, Georgia, Arizona, Utah and Texas. Revenues for NHAN NA represented 59% and 68% of consolidated net revenues during 1999 and 1998 respectively. Infotel, a Singapore corporation acquired on June 22, 1998, provides systems and services in the telecommunications and information technology markets. The Company also provides technical services in a range of coordinated multidisciplinary services, including radio communications, computer networking, electronic test and measuring equipment and turn-key projects. Revenues for Infotel represented 41% and 32% of consolidated net revenues during 1999 and 1998. On August 31, 1999, the Company acquired substantially all the assets of Eastern Systems Technology, Inc. ("Eastern"), including the "InfoFast" software search engine to access information contained in multiple corporate databases. NHancement has formed a new software subsidiary late in fiscal 1999 named NHancement Technologies Software Group ("NHAN SWG"). The software subsidiary will internally develop the software products that are critical to the Company's strategy to become a software products and services company. Late in fiscal 1999, the Company formed a Canadian subsidiary for the purpose of facilitating NHAN NA sales to Canadian customers. The consolidated financial statements include the results of the operations of NHancement and its NHAN NA subsidiary for both periods presented and those of Infotel for the three months ended September 30, 1998 and the year ended September 30, 1999. The operations of the NHAN SWG subsidiary and the Canadian subsidiary were also included although negligible during fiscal 1999. Furthermore, the results of operations of Advantis Network & Systems SDN Bhd, which was acquired on December 15, 1997, are classified as discontinued as this subsidiary was divested on September 30, 1998.

CHANGE IN FISCAL YEAR-END

On July 30, 1998, the Board of Directors of NHancement Technologies Inc. approved a resolution to change the Company and its Subsidiaries fiscal year-end to September 30. As a result, a transition period for the nine months ended September 30, 1998, is presented herein. Consequently, the Consolidated Statement of Operations and Cash Flows present audited information for the nine months ended September 30, 1998 and the year ended September 30, 1999. In addition, unaudited information for the nine months ended September 30, 1997 is included in Note 12 to the financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiaries NHAN NA, Infotel Technologies (Pte) Ltd. and NHAN SWG since their respective dates of acquisition (see Note 2). The results of operations related to Advantis have been reported as discontinued operations in 1998. Significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

The Company recognizes revenue under several methods as dictated by the nature of the service or product provided and the terms of the sales agreement. Generally, system sales are recognized when all significant uncertainties about customer acceptance of the system have been resolved. Once system installation is complete, seller obligations, including estimated future technical support costs, are immaterial. Revenue from maintenance contracts is prorated over the life of the contract, normally one year, although the entire amount of the contract is collected at the beginning of the term. Services, labor and the sale of parts, upgrades, moves, adds and changes are recorded in the period shipped or provided. Revenues under fixed price contracts in progress are recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods). Claims for extra work are included in revenues when collection is probable.

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

EXCESS OF COST OVER NET ASSETS ACQUIRED

The excess of cost over net assets acquired ("goodwill"), which relates to the Company's acquisitions of NHAN NA and Infotel are being amortized over a three to ten year period using the straight-line method.

LONG-LIVED ASSETS

Long-lived assets are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. In determining whether impairment exists, the Company compares undiscounted future cash flows to the carrying value of the asset.

COMPUTER SOFTWARE

The Company has capitalized the cost of acquired software (See Note 2) that it plans to integrate into existing and new product offerings. The Company will amortize the software over its useful life once product sales commence.

INCOME TAXES

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established for deferred tax assets when realization is not deemed more likely than not.

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

STOCK-BASED COMPENSATION

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income (loss) and earnings (loss) per share as if the fair value method had been adopted. The Company has elected to continue to account for stock-based compensation under APB No. 25.

NET LOSS PER SHARE

The Company has adopted the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition as the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. However, in light of its recent acquisition of Infotel, management may enter into derivative contracts to hedge its foreign currency risk in the future. The Company has not yet evaluated the financial statement impact of adopting this new standard.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       LIQUIDITY

The Company has incurred losses from continuing operations for the year ended September 30, 1999 and the nine months ended September 30, 1998 of $0.7 million and $1.5 million. Working capital at September 30, 1999 was $1.8 million. Although no assurance can be given, management believes its cash balance as of September 30, 1999 of $2.3 million and continued profitability (the last three-quarters were profitable) will provide sufficient cash flow for the next twelve months. However, if the Company fails to maintain profitable operations, the Company will need to obtain additional financing. If additional financing is necessary, there is no assurance that the Company will be able to obtain the necessary funds, resulting in an adverse effect on the Company's financial condition.

2.       BUSINESS AND ASSET ACQUISITIONS

On June 22, 1998, the Company acquired all outstanding shares of the common stock of Infotel. The consideration paid to the Infotel shareholders in connection with the acquisition consisted of cash of S$3,780,000 (US$2,356,300 at a translation rate of 1.62) and approximately 433,000 shares of Common Stock of NHancement ("Acquisition Shares"). Further, the Infotel shareholders had the opportunity to receive S$3,200,000 (approximately US$1,884,000 at current rates) in additional cash payments if Infotel exceeded certain minimum profit levels totaling S$1.6 million (US$922,000) during the two year period ending June 30, 1999. Infotel exceeded these minimum profit levels and on April 29, 1999, the Company negotiated a settlement agreement with the former Infotel shareholders to accept $634,600 of the performance payment in additional shares of the Company's Common Stock and $1,250,000 in cash. In August 1999, the Company paid the $1.25 million plus accrued interest. The Company has no further cash payment obligations under the terms of the acquisition agreement. If the price per share of the Company's Common Stock is less than $5.00 on the first anniversary of the Infotel acquisition, 50% of the initial shares issued to the Infotel shareholders are subject to adjustment and likewise 50% are subject to adjustment on the second anniversary if the per share price is less than $5.00. Should the Company's Common Stock price be below $5.00 per share on either of these dates, the Infotel shareholders would be entitled to receive that number of shares equal to the lesser of (i) one-half the initial shares valued at $5.00 per share divided by the fair market value per share minus one-half of the initial shares or (ii) one-half the initial shares valued at $5.00 per share divided by $2.75 (subject to adjustment for stock splits and the like). On the first anniversary of the closing, the Company's Common Stock was less then $5.00 and the Company issued approximately 177,000 additional shares of the Company's Common Stock.

On August 31, 1999, the Company acquired certain assets of Eastern Systems Technology, Inc., a company engaged in the business of software development ("Eastern"). Eastern's significant asset is a software program known as "InfoFast." Under the agreement with Eastern, the Company acquired the software assets from Eastern in exchange for initial consideration of 675,000 shares of the Company's Common Stock, the transfer of which is restricted for at least one year, and accrued additional consideration which consists of the future issuance of shares of Common Stock (the "Additional Shares"), in an amount equal to $400,000 divided by the closing bid price of shares of Common Stock as quoted on the Nasdaq SmallCap Market on the date prior to the effectiveness of a registration statement on Form S-3 providing for the registration of the Additional Shares. The Company's Board of Directors preliminarily determined that the fair value of the software assets acquired from Eastern approximated the consideration to be paid to Eastern in connection with this transaction. The Company is in the process of obtaining an independent valuation of the software asset.

Simultaneously with the closing of the asset acquisition, the Company loaned Eastern $250,000 secured by the Additional Shares. The loan bears interest at a rate equal to 7% per annum and is payable in full on the earlier of (i) one year following the closing of the asset acquisition (August 31, 2000) or (ii) within 30 days following the effective date of the registration statement covering the Additional Shares. If the Company fails to cause this registration statement to become effective within a one-year period of time, or if no public market exists for the Additional Shares as of the first year anniversary of the purchase of Eastern's assets, the Company will not issue the Additional Shares. Rather the Company will then pay Eastern $400,000 in cash less the aggregate amount of principal and interest then due on the $250,000 loan, thereby extinguishing the loan.

The carrying value of goodwill is periodically evaluated by the Company based on the estimated future undiscounted operating cash flows of the related business. At September 30, 1998, the Company's evaluation of its NHAN NA subsidiary, which was acquired in 1997, indicated that the estimated future undiscounted operating cash flows of NHAN NA were less than those estimated at the time of its acquisition and less than the carrying amount of the excess of cost over net assets acquired. This impairment was attributed to continued changes in voice processing technology and NHAN NA's operating losses. As such, the Company has recorded an impairment loss of $525,000, representing the difference between the carrying amount of goodwill over its estimated fair value. Fair value was based on estimated future cash flows of NHAN NA using a 20% discount rate. In addition, the useful life of the $750,000 balance of the goodwill of NHAN NA at September 30, 1998 was reduced from five years to three years.

The following unaudited pro forma financial data consolidates the results of operations of the Company, NHAN NA and Infotel as if the acquisition of Infotel had occurred January 1, 1998. The pro forma information gives effect to certain adjustments, including the amortization of excess cost over net assets acquired, and interest expense on notes payable to related parties. This pro forma summary does not necessarily reflect results of operations as they would have been if the Company, NHAN NA and Infotel had constituted a single entity during such periods and is not necessarily indicative of results that may be obtained in the future.

           ------------------------------------------------------------------------------------------
                                                                                 NINE MONTHS ENDED
                                                                                SEPTEMBER 30, 1998

           ------------------------------------------------------------------------------------------
           Net revenues                                                                $15,788,200
           Loss before income taxes                                                       (895,600)
           Net loss                                                                     (1,150,400)
           Preferred dividends                                                            (435,700)
           Loss applicable to common stockholders                                       (1,586,100)
           ------------------------------------------------------------------------------------------
           Basic and diluted loss per share:
           ------------------------------------------------------------------------------------------
           Net loss per common share                                                        ($0.33)
           Weighted average shares                                                       4,867,000
           ------------------------------------------------------------------------------------------

In March 1998, the Company formalized a plan to exit from the business related to its FACTOR 1000-Registered Trademark- product, which measures human sensorimotor skills to determine an individual's performance readiness. The carrying value of the remaining assets associated with the FACTOR 1000-Registered Trademark- product at September 30, 1999 are insignificant and management does not expect to incur a loss on the disposition of the FACTOR 1000-Registered Trademark- product.

3.    NOTES RECEIVABLE FROM  RELATED PARTIES

At September 30, 1999, notes receivable from stockholders consisted of the following:

           --------------------------------------------------------------------------------------------------
           Note receivable from Advantis guaranteed by the shareholders of
           Advantis with payments due monthly from January 1, 1999 through June
           1, 2001, bearing interest at 7%.                                                         $323,900

           Note receivable from Eastern, interest at 7%, with principal and unpaid interest due by August 31, 2000 or within 30 days following the effective date of a registration statement filed with the SEC to
           register shares issued to Eastern, whichever is earlier. (Note 2)                        250,000
           --------------------------------------------------------------------------------------------------
                                                                                                    573,900
           Less current portion                                                                    (479,500)
           --------------------------------------------------------------------------------------------------
                                                                                                    $94,400
           --------------------------------------------------------------------------------------------------

4.       LINES OF CREDIT

The Company's NHAN NA subsidiary maintains a line of credit bearing interest at 2.75% per month collateralized by the assets of the subsidiary. This agreement provides for borrowings up to 80% of eligible receivables not to exceed $1.5 million. The agreement expires in March 2000.

In November 1999, the Company's Infotel subsidiary entered into a line of credit agreement providing for advances up to S$3,500,000 (US$2,058,825), bearing interest at the Singapore prime rate plus 1.25%, collateralized by the assets of the subsidiary and the guarantee of NHancement Technologies Inc.

5.    STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock with designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or, other rights of the holders of the Company's common stock. However, all equity issuances that result in dilution to stockholders of over 20% require a vote of the existing stockholders, pursuant to Nasdaq rules.

On April 13, 1998, the Company issued 12,500 shares of Preferred Stock. Under the terms of the securities purchase agreement, the Company received $1,250,000 (less commissions and certain other costs and expenses of approximately $265,300). The Preferred Stock is convertible into Common Stock at the lesser of the five day average closing bid price on April 13, 1998 or 75% of the five day average closing bid price at the time of conversion. The 25% conversion discount has been reflected as a preferred stock dividend and has resulted in an increase in the loss applicable to common stockholders in computing net income (loss) per share. For the nine months ended September 30, 1998, the Company recorded a deemed dividend of $416,700.

On June 15, 1999, the Company issued 17,500 shares of Preferred Stock. Under the terms of the securities purchase agreement, the Company received $1,750,000 (less commissions and certain other costs and expenses of approximately $278,000). The Preferred Stock is convertible into Common Stock at the lesser of the five day average closing bid price on April 13, 1998 or 75% of the five day average closing bid price at the time of conversion. The 25% conversion discount has been reflected as a preferred stock dividend and has resulted in an increase in the loss applicable to common stockholders in computing net loss per share. For the year ended September 30, 1999, the Company recorded a deemed dividend of $708,500. During the year ended September 30, 1999, a total of 9,400 shares of Preferred Stock were converted into Common Stock.

COMMON STOCK

Effective June 22, 1998, the Company issued 433,000 shares of its Common Stock, and cash of $2,356,300 and recorded a payable of $1,390,000, which reflected performance payments due to the former Infotel shareholders based on Infotel's fiscal 1998 earnings results, in exchange for all of the outstanding shares of Infotel, and Infotel became a wholly-owned subsidiary of the Company. (See Note
2)

On March 16, 1999, the Company issued 177,200 shares of its Common Stock to the former Infotel shareholders as additional purchase consideration for Infotel, as the Company's Common Stock did not meet the minimum share price on the first anniversary per the Infotel purchase agreement.

On June 7, 1999, the Company issued 116,565 shares of its Common Stock to retire $116,600 of debt payable to a stockholder.

On June 15, 1999, the Company recorded the final additional purchase consideration of $494,600 based on Infotel's profits for the year ended June 30, 1999. The Company issued 559,100 shares of its Common Stock as payment for $634,600 of the additional cash consideration due the former stockholders of Infotel.

On August 31, 1999, the Company issued 675,000 shares of Common Stock to Eastern along with other consideration in exchange for certain software assets.

From June 22, 1998, through September 30, 1999, a total of 18,700 shares of Preferred Stock plus dividends were converted into 1,821,835 shares of Common Stock.

6.       STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

The Equity Incentive Plan (the "Plan") is administered by the Company's Board of Directors. Options granted may be either incentive stock options, as defined in the Internal Revenue Code, or non-qualified stock options. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date of grant. The vesting schedule for incentive stock options usually covers a two to seven year period ranging from one-third vested immediately and the remainder equally over the next two years, to seven year cliff vesting subject to acceleration provided that certain performance goals are met. Vesting for non-qualified stock options is determined on a grant-by-grant basis. Incentive stock options must have an exercise price of not less than fair market value of the Common Stock on the date of grant (or, for incentive stock options granted to a person holding more than 10% of the voting power of the Company, options must have an exercise price equal to 110% of the fair market value, and be exercisable only for a period of five years). The aggregate fair value of the Common Stock subject to options granted to an optionee that are exercisable for the first time by an optionee during any calendar year may not exceed $100,000. Options generally expire three months following termination of employment. Currently, the maximum number of shares of Common Stock authorized for issuance under the Equity Incentive Plan is 1,476,500 shares.

The following table summarizes transactions pursuant to the Company's Plan:

             ---------------------------------------------------------------------------------------

                                                     Weighted Average
                                                     Option Price Per
                                                           Share                 Outstanding
             ---------------------------------------------------------------------------------------
             DECEMBER 31, 1997                                    $ 3.16                  1,154,100
             ---------------------------------------------------------------------------------------

             Granted                                                2.05                    258,000
             Canceled                                               2.69                   (186,900)
             ---------------------------------------------------------------------------------------
             SEPTEMBER 30, 1998                                    $3.00                  1,225,200
             Granted                                                1.33                 1, 402,700
             Canceled                                               2.91                 (1,151,400)
             ---------------------------------------------------------------------------------------
             SEPTEMBER 30, 1999                                   $ 1.51                  1,476,500
             ---------------------------------------------------------------------------------------
             OPTIONS EXERCISABLE AT:
             September 30, 1999                                   $ 2.02                    149,000
             September 30, 1998                                   $ 3.42                    503,500
             ---------------------------------------------------------------------------------------

The Company applies APB Opinion. No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the Plan. Under APB Opinion No. 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

The Company measures compensation expense for stock options and warrants issued to non-employees in accordance with SFAS No. 123. Compensation expense associated with awards to consultants was $10,600 in 1998 and $104,500 in 1999. SFAS No. 123 requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement No. 123. The Company estimates the fair value of each stock option at the grant date by using a modified Black-Scholes pricing model with the following weighted-average assumptions used for grants in 1998 and 1999, respectively: no dividend yield for any year; expected volatility of 42% and 80%; risk-free interest rates of 6.65% and 6.60%; and expected lives of approximately three to eight years. The weighted average fair value of options granted in 1998 and 1999 was $0.96 and $1.09.

Under the accounting provisions of FASB Statement No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

             ------------------------------------------------------------------------------------------
                                                          Nine-months ended         Year ended
                                                          September 30, 1998    September 30, 1999
             ------------------------------------------------------------------------------------------
               Net loss
                 As reported                                      ($2,473,200)              ($716,800)
                 Pro forma                                         (2,647,600)               (855,300)
                 Per share as reported                                 ($0.61)                 ($0.23)
                 Per share pro forma                                   ($0.64)                 ($0.26)
               ----------------------------------------------------------------------------------------

The above pro forma information includes only the effects of 1997, 1998 and 1999 grants. Because options potentially vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net earnings in future years.

Summary information about the Company's stock options outstanding and exercisable at September 30, 1999:

-----------------------------------------------------------------------------------------------------------------------
                                                   WEIGHTED
                            OUTSTANDING AT          AVERAGE           WEIGHTED         EXERCISABLE AT       WEIGHTED
         RANGE OF            SEPTEMBER 30,        CONTRACTUAL          AVERAGE           SEPTEMBER 30,      AVERAGE
      WEIGHTED PRICE             1999          PERIODS IN YEARS     EXERCISE PRICE           1999        EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------
         $1.00-$2.00          1,005,000             7 years              $1.15              50,000              $1.13
-----------------------------------------------------------------------------------------------------------------------
         $2.00-$3.00            441,500             4 years              $2.16              79,000              $2.09
-----------------------------------------------------------------------------------------------------------------------
         $3.00-$4.00             30,000             3 years              $4.00              20,000              $4.00
-----------------------------------------------------------------------------------------------------------------------

WARRANTS

In connection with the issuance of Preferred Stock in 1999, the Company granted various warrants to purchase shares of Common Stock. The following schedule summarizes the activity:

  ----------------------------------------------------------------------------------------------
                                                               Weighted         Weighted
                                                                Average         Average
                                                             Warrant Price      Remaining
                                            Outstanding        Per Share      Contractual Life
  ----------------------------------------------------------------------------------------------
  January 1, 1998                                  847,100            $5.08           2.6 years
  ----------------------------------------------------------------------------------------------
  September 30, 1998                               847,100            $5.08           1.9 years
  Granted                                          800,000            $1.22           3.3 years
  ----------------------------------------------------------------------------------------------
  September 30, 1999                             1,647,100            $3.20           2.4 years
  ----------------------------------------------------------------------------------------------

The weighted average grant-date fair value of warrants issued in 1999 was $0.68.

7.       COMMITMENTS AND CONTINGENCIES

The Company leases certain property consisting of corporate and sales office facilities and equipment under operating leases that expire at varying dates through 2007. Certain facility leases require the Company to pay real estate taxes, maintenance and utilities. Future minimum annual commitments under these leases are as follows:

                                   --------------------------------------------------
                                   Year ending September 30,             Amount
                                   --------------------------------------------------
                                                2000                        $363,700
                                                2001                         259,600
                                                2002                         270,500
                                                2003                         272,000
                                                2004                         272,000
                                             Thereafter                      657,300

                                   --------------------------------------------------
                                                                          $2,095,100
                                   --------------------------------------------------

Rent expense for the nine months ended September 30, 1998 and year ended September 30, 1999 was $271,700 and $444,600, respectively.

CAPITAL LEASES

The Company leases computer equipment under capital leases. These leases extend for varying periods through 2003.

Equipment under capital lease included in property and equipment is as follows:

                                                                         Amount
                              --------------------------------------------------------
                              Equipment                                      $265,000
                              Less accumulated depreciation                   (61,300)
                              --------------------------------------------------------
                                                                             $203,700
                              --------------------------------------------------------

Payments under the capital lease obligations are as follows:

                          Year                                                Amount
                          ----------------------------------------------------------------
                          2000                                                    $95,700
                          2001                                                     46,800
                          2002                                                      8,100
                          2003                                                      7,200
                          ----------------------------------------------------------------
                                                                                  157,800
                          Less amount representing interest                        12,800
                          ----------------------------------------------------------------
                          Present value of minimum lease payments                 145,000
                          Less current maturities                                  83,300
                          ----------------------------------------------------------------
                                                                                  $61,700
                          ----------------------------------------------------------------

Depreciation expense for leased assets was approximately $48,400 and $12,900 at September 30, 1999 and 1998.

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with one officer that provides for specified severance payments should the Company terminate the executive's employment with the Company, other than for cause. The amount to be paid is two years' base salary, which amounts to $360,000 and bonuses. In addition, pursuant to an employment agreement with the President of the NHAN NA subsidiary, should the Company terminate the executive's employment with the Company, other than for cause, the Company is obligated to make certain severance payments. The amount to be paid through the end of his employment agreement on February 3, 2000 is 50% of his base salary of $156,000 per annum and the commissions he would have earned during the six month period subsequent to his termination. On August 31, 1999, the Company entered into an employment agreement with its Chief Technology Officer. Pursuant to the agreement, should the Company terminate the executive's employment with the Company, other than for cause, the Company is obligated to make certain severance payments. The amount of severance to be paid through the end of the individual's employment agreement on September 1, 2001 is 50% of his base salary or $75,000.

8.       RESTRUCTURING CHARGES

The Company restructured its operations in the quarter ended March 31, 1999. Restructuring charges consisted principally of severance payments to the former Chief Executive Officer and operational and administrative employees of NHAN NA. A total of five employees were terminated in the quarter ended March 31, 1999 and a total of $189,000 of expenses related to severance benefits were expensed and paid in the quarter.

9.       CONCENTRATION RISK

Revenues from two customers accounted for approximately 26% and 12% of total net revenues during the nine months ended September 30, 1998 and 25% and 5% of total net revenues during the year ended September 30,

1999. Included in accounts receivable at September 30, 1999 is $1,965,300 and $664,500 due from these two customers.

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

The Company's NHAN NA subsidiary purchases substantially all of its inventory requirements from two vendors. Purchases from these vendors represented 33.2% and 10.7% of total consolidated material purchases during the year ended September 30, 1999 and substantially all the consolidated material purchases for the nine months ended September 30, 1998. Any termination or adverse change in the Company's distribution arrangements with those vendors could have a material adverse effect on the Company.

Cash and cash equivalents are held principally at high quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit.

10.      INCOME TAXES

From its inception, the Company has generated losses for both financial reporting and tax purposes. For the year ended September 30, 1999, approximately $385,600 of the pretax loss was attributable to U.S. operations and $297,300 was attributable to foreign operations. For the nine months ended September 30, 1998, $1,615,800 of the pretax loss was attributable to U.S. operations, $414,200 was attributable to foreign operations and a loss of $368,600 was incurred for the disposal of Advantis. As of September 30, 1999, the Company's net operating losses for federal income tax purposes were approximately $7.0 million, and expire between the years 2008 and 2019. For state income tax purposes, as of September 30, 1999, the Company had net operating loss carryforwards of approximately $250,000, which expire in 2003. The use of Federal net operating loss carryforwards is subject to an annual limit of approximately $250,000 as the Company has incurred an "ownership change". At September 30, 1999, the Company also has approximately $100,000 of foreign tax credits available to offset future federal income taxes. These credits expire in 2004. Deferred tax assets at September 30, 1999 consist primarily of the following:

                -------------------------------------------------------------------------------------
                Net operating loss carryforwards                                          $2,573,500
                Cash to accrual change for tax purposes                                      147,700
                Reserves and accrued liabilities                                             863,100
                Accumulated depreciation and amortization                                    (107,500)
                Foreign tax credits                                                          100,000
                -------------------------------------------------------------------------------------
                                                                                           3,576,800
                Less valuation allowance                                                  (3,576,800)
                ------------------------------------------------------------------- -----------------
                Net deferred tax asset                                                          $ --
                ------------------------------------------------------------------- -----------------



Income taxes for the year ended September 30, 1999 consist primarily of:

                -------------------------------------------------------------------------------------
                                                          CURRENT          DEFERRED          EXPENSE
                -------------------------------------------------------------------------------------

                Federal                                        --                --               --

                State                                       1,600                --            1,600

                Foreign - Singapore                        32,300                --           32,300
                -------------------------------------------------------------------------------------
                                                         $ 33,900                --         $ 33,900
                -------------------------------------------------------------------------------------


Income taxes for the nine months ended September 30, 1998 consist primarily of:

                -------------------------------------------------------------------------------------
                                                          CURRENT          DEFERRED          EXPENSE
                -------------------------------------------------------------------------------------

                Federal                                      $ --              $ --             $ --

                State                                       1,800                --            1,800

                Foreign - Singapore                        71,000            (2,000)          69,000
                -------------------------------------------------------------------------------------
                                                           72,800            (2,000)          70,800
                -------------------------------------------------------------------------------------
                Discontinued Operations:
                Malaysia                                    3,800                --            3,800
                -------------------------------------------------------------------------------------
                                                          $76,600           ($2,000)         $74,600
                -------------------------------------------------------------------------------------

The following is a reconciliation of income taxes determined by applying statutory rates to income taxes reported.

                ----------------------------------------------------------------------------------------
                                                                   NINE MONTHS          YEAR ENDED
                                                                 ENDED SEPTEMBER        SEPTEMBER
                                                                     30, 1998            30, 1999
                ----------------------------------------------------------------------------------------
                Federal tax                                                ($904,200)       ($258,300)
                State tax                                                   (162,200)         (45,600)
                Foreign taxes                                                 73,000           32,300
                Goodwill amortization                                        300,700          300,000
                Loss on sale of subsidiary                                    30,000               --
                Change in valuation allowance                                870,300          (50,600)
                Other                                                       (133,000)          56,100
                ----------------------------------------------------------------------------------------
                                                                             $74,600          $33,900
                ----------------------------------------------------------------------------------------

The valuation reserve at September 30, 1999 decreased by $50,600 from the reserve balance at September 30, 1998. At September 30, 1999 the Company established a 100% valuation allowance for the gross deferred tax asset in the U.S. since management could not determine that it was more likely than not that the deferred tax asset could be realized.

11.      EMPLOYEE COMPENSATION AND BENEFITS

The Company's NHAN NA subsidiary has a 401(k) profit sharing plan in which all qualifying employees with a minimum of 1,000 hours of service at year end are eligible to participate. Matching contributions are made at the discretion of the Company's Board of Directors. The Company pays all fees to administer the plan. There were no matching contributions during the nine-month period ended September 30, 1998 or the year ended September 30, 1999.

12.      CHANGE IN FISCAL YEAR

On July 30, 1998, the Company changed its fiscal year end from December 31 to September 30. Consequently, the Consolidated Statements of Operations and Cash Flows present audited information for the nine months ended September 30, 1998 and the year ended September 30, 1999. Included below is unaudited information for the nine months ended September 30, 1997.

                 ----------------------------------------------------------------------------------------
                                                                                   NINE MONTHS ENDED
                                                                                  SEPTEMBER 30, 1997
                                                                                      (UNAUDITED)
                 ----------------------------------------------------------------------------------------
                 Net Revenue                                                                  $6,720,800
                 Gross Profit                                                                  3,207,400
                 Income tax expense                                                               92,500
                 Income from continuing operations                                               230,000
                 Net income                                                                     $230,000
                 ----------------------------------------------------------------------------------------

13.      EARNINGS PER SHARE

Earnings per share were computed under the provisions of SFAS 128, "Earnings Per Share". The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

---------------------------------------------------------------------------------------------------------------------
                                                                         NINE MONTHS ENDED           YEAR ENDED
NET LOSS  - NUMERATOR                                                    SEPTEMBER 30, 1998      SEPTEMBER 30, 1999
---------------------------------------------------------------------------------------------------------------------
Net loss                                                                     ($2,473,200)               ($716,800)
Preferred stock dividends                                                       (435,700)                (738,400)
--------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss applicable to common stockholders                  (2,908,900)              (1,455,200)
--------------------------------------------------------------------------------------------------------------------
COMMON SHARES - DENOMINATOR
--------------------------------------------------------------------------------------------------------------------
Basic and diluted weighted average common shares outstanding                   4,802,300                6,249,000
--------------------------------------------------------------------------------------------------------------------

Options and warrants to purchase 3,123,600 shares of Common Stock and Preferred Stock convertible into 846,400 shares of Common Stock were outstanding at September 30, 1999 and options and warrants to purchase 2,072,300 shares of Common Stock and Preferred Stock convertible into 274,675 shares of Common Stock were outstanding at September 30, 1998. Also, there are 177,200 and 354,400 additional consideration shares which would be issuable according to the antidilution provisions in the Infotel acquisition agreement at September 30, 1999 and 1998. None of the above options, warrants, or other contingently issuable common shares were included in the computation of diluted loss per common share for the periods ended September 30, 1999 or 1998 as the effect would be antidilutive.

14.      SEGMENT REPORTING

NHancement adopted SFAS No. 131, "Disclosure about Segments of an Enterprises and Related Information", during 1998. SFAS No 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.

NHancement reportable operating segments include NHAN NA, Infotel and NHAN SWG. NHAN NA operating in the U.S. is a systems integrator and distributor of voice processing equipment, which includes equipment installation, technical support and ongoing maintenance. NHAN NA derives substantially all of its revenue from sales in the U.S. Infotel is a provider and integrator of infrastructure communications equipment products operating in Singapore, providing radar system integration, turnkey project management services and test instrumentation. Infotel derives substantially all of its revenue from sales in Singapore. NHAN SWG was formed late in fiscal 1999 to internally develop and sell integration and application software products. NHAN SWG did not generate revenue in 1999.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.


SEPTEMBER 30, 1999
----------------------------------------------------------------------------------------------------------------------
                                              NHAN NA        Infotel        NHAN SWG       Other (1)        Total
----------------------------------------------------------------------------------------------------------------------
Net sales to external customers              $13,659,500     $9,680,400              --             --    $23,339,900

Net   income   (loss)   from   continuing
operations                                     1,312,600        840,000              --     (2,869,400)      (716,800)
Interest Income(2)                                13,800         64,300              --         29,400        107,500
Interest Expense                                (327,200)            --              --        (86,400)      (413,600)
Tax Expense                                          800         32,300              --            800         33,900
Total assets                                   5,118,200      6,297,600       1,511,500      3,093,200     16,020,500
Property and equipment, net                      638,900        179,100              --        337,000      1,155,000
Depreciation and Amortization                    445,900        332,600              --         69,300        847,800
----------------------------------------------------------------------------------------------------------------------
(1)  Other includes corporate expenses. Additionally, management reports include goodwill for Infotel in total assets.

(2)  Intercompany interest is eliminated.

SEPTEMBER 30, 1998(1)
----------------------------------------------------------------------------------------------------------------------
                                                NHAN NA           INFOTEL            OTHER (2)          TOTAL(4)
----------------------------------------------------------------------------------------------------------------------
Net sales to external customers                  $6,391,700          $3,036,000            $14,500         $9,442,200
----------------------------------------------------------------------------------------------------------------------

Net income (loss) from continuing
operations                                       (1,100,000)             94,400           (517,600)        (1,523,200)
Interest Income (5)                                  37,300              15,000             24,600             76,900
Interest Expense                                    (97,900)                 --            (41,000)          (138,900)
Tax expense                                           1,800              69,000                 --             70,800
Total assets                                      4,165,400           5,488,600          3,217,300         12,871,300
Property and equipment, net                         628,200             337,000            280,200          1,245,400
Depreciation and Amortization (3)                   884,700              88,600             10,300            983,600
------------------------------------------- ---------------- ------------------- ------------------ ------------------

(1) The data presented for 1998 represents the nine-month period from January 1, 1998 through September 30, 1998, except for the Infotel data that represents the period from acquisition on June 22, 1998 through September 30, 1998.
(2) Other includes corporate expenses. Additionally, management's reports include goodwill for Infotel in total assets.
(3) NHAN NA includes goodwill impairment loss of $525,000 and amortization of the excess of costs over net assets acquired of $225,000.
(4) The data presented does not include the loss on the sale of Advantis or the loss from Advantis' operations.
(5)  Intercompany interest is eliminated.

15.      DISCLOSURE OF  NON-CASH FINANCING AND INVESTING ACTIVITIES

 On June 22, 1998, the Company acquired all outstanding shares of Common Stock of Infotel Technologies (Pte) Ltd. in exchange for approximately 433,000 shares of the Company's Common Stock with an estimated value of $1,840,400 and $2,356,300 in cash. Additionally, management accrued additional purchase consideration of $1,390,400 based on Infotel's profits through June 30, 1998.

On June 7, 1999, the Company issued 116,565 shares of its Common Stock for conversion of $116,600 of debt due to a stockholder.

On June 15, 1999, the Company recorded the final additional purchase consideration of $494,600 committed on Infotel's profits in fiscal 1999. The Company issued 559,100 shares of its Common Stock for conversation of $634,600 of the additional consideration due the former stockholders of Infotel.

On August 31, 1999, the Company acquired certain assets of Eastern, principally a software program, in exchange for 675,000 shares of the Company's Common Stock valued at $1,029,400 and the future issuance of shares of Common Stock worth $400,000. Refer to Note 2 for further information.

Refer to Note 5 regarding the conversion of the Company's Preferred Stock to Common Stock.

Property and equipment additions of $124,200 and $140,700 were financed by capital lease obligations in 1999 and 1998.

16.      DISPOSAL OF ADVANTIS

On September 30, 1998 the Company sold its Advantis operations. The measurement date is September 24, 1998 and the disposal date is September 30, 1998. The loss from operations as of the measurement date to the disposal date was immaterial. Three of the former stockholders of Advantis entered into a guarantee agreement pursuant to which each such stockholders agreed to guarantee repayment of the outstanding loan of $300,000 made by the Company to Advantis (together with all the interest accrued to date) pursuant to a loan agreement and related promissory notes dated July 7, 1997 (Note 2). In exchange, the Company delivered all of the Advantis shares and transferred its ownership interest in Advantis to the original stockholders in full and final settlement of any and all damages the Company may have suffered as a result of the breaches of certain representations and warranties made by the three former Advantis stockholders who signed the guarantee pursuant to the agreement for the sale of the Advantis shares dated June 20, 1997. Revenues from Advantis were $569,500 for the nine months ended September 30, 1998.

17.      SUBSEQUENT EVENTS

In December 1999, the Company moved its headquarters from Fremont, California to Pleasanton, California. In conjunction with the move, the Company has entered into commitments to purchase approximately $400,000 of office furniture and computer equipment including a new server. The lease commitments outlined in
Note 7 include the obligations from the Pleasanton lease.

On December 10, 1999, the Company entered into an agreement to acquire all outstanding shares of common stock of Trimark, Inc., which does business as "Triad Marketing" ("Triad"). The consideration to be paid to the Triad shareholders will consist of 750,000 shares of Common Stock of Nhancement and warrants to purchase 250,000 shares of Common Stock of NHancement at the closing market price on December 9, 1999. In the event the average closing price of

NHancement Common Stock for the five consecutive trading days ending on the trading day immediately prior to the first anniversary and second anniversary of the transaction's closing (the "Valuation Formula") falls below $4.00, the Triad shareholders are entitled to additional consideration, at NHancement's option, of cash or Common Stock. At the first anniversary date, the Triad shareholders are entitled to additional consideration equal to one-half of the unregistered shares of NHancement Common Stock they still own plus all of the registered shares of NHancement Common Stock they still own, multiplied by the lesser of
(a) Four Dollars $4.00 minus the Valuation Formula or (b) Two Dollars and Fifty Cents $2.50. At the second anniversary date, the Triad shareholders are entitled to additional consideration equal to 250,000 unregistered shares owned by the Triad shareholders multiplied by the lesser of (a) Four Dollars $4.00 minus the Valuation Formula or (b) Two Dollars and Fifty Cents $2.50.


                                      EXHIBIT INDEX
                                      -------------

       EXHIBIT
       NUMBER                                   DESCRIPTION OF EXHIBIT
     ---------                                 -------------------------
        2.3        --   Plan and Agreement of Reorganization, dated December 10, 1999, by and among
                        Trimark Inc., d.b.a. Triad Marketing, Greg Darling, Richard Glover and the
                        Company.

        3.1        --   Amended and Restated Certificate of Incorporation, as filed with the Delaware
                        Secretary of State on January 27, 1997, as amended by Certificate of
                        Designations, as filed with the Delaware Secretary of State on April 9, 1998, as further amended by Amended Certificate of Designations, as filed with the
                        Delaware Secretary of State on April 13, 1998, as further amended by Amended
                        Certificate of Designations, as filed with the Delaware Secretary of State on
                        June 11, 1999. (1)

        3.2        --   Amended and Restated Bylaws. (2)

        4.1        --   Form of Common Stock Certificate. (3)

        4.2        --   Form of Underwriter Warrant. (4)

        4.3        --   Registration Rights Agreement, dated September 1, 1996, between BioFactors, Inc.
                        ("BFI") and (i) a majority of the holders of securities pursuant to the Secured
                        Note and Warrant Purchase Agreement dated December 1, 1994, as amended; (ii) a majority of the holders of securities issued pursuant to the Secured Note and
                        Stock Purchase Agreement, dated December 1, 1995, as amended; (iii) a majority of the holders of securities issued pursuant to the Unsecured Note and Stock
                        Purchase Agreement, dated February 1, 1996, as amended; (iv) a majority of the holders of securities issued pursuant to the Unit Subscription Agreement, dated
                        May 17, 1996, as amended; (v) the purchasers of securities issued pursuant to the
                        Unit Subscription Agreement dated October 3, 1996; and (vi) the former holders of
                        BFI's Series A Preferred Stock. (4)

        4.4        --   Registration Rights Agreement, dated October 25, 1996, between the Company and
                        James S. Gillespie. (3)

        4.5        --   Form of Series A Preferred Stock Certificate. (5)

        4.6        --   Registration Rights Agreement, dated as of April 13, 1998, among the Company, The
                        Endeavour Capital Fund S.A. and AMRO INTERNATIONAL S.A. (5)

        4.7        --   Warrant Agreement dated February 2, 1999 between the Company and JWGenesis
                        Capital Markets LLC. (6)

        4.8        --   Warrant Agreement dated February 2, 1999 between the Company and Kenneth L.
                        Greenberg. (6)

        4.9        --   Warrant Agreement dated February 2, 1999 between the Company and Mark Goldberg.
                        (6)

        4.10       --   Form of Warrant dated June 15, 1999 delivered to purchasers of Series A
                        Convertible Preferred Stock. (7)

        4.11       --   Form of Warrant dated June 15, 1999 delivered to purchasers of Series A Convertible
                        Preferred Stock (exercise contingent on redemption of Preferred Stock). (7)

        4.12       --   Warrant Agreement dated June 7, 1999 between the Company and James S. Gillespie.
                        (7)

        4.13       --   Warrant Agreement dated June 15, 1999 between the Company and Grady & Hatch and
                        Company, Inc. (7)

       10.1        --   Formation Agreement, dated as of October 15, 1996, between BFI and Voice Plus,
                        Inc. ("Voice Plus"). (3)

       10.2        --   Agreement and Plan of Merger, dated as of October 30, 1996, between the Company,
                        BFI Acquisition Corporation and BFI. (4)

       10.3        --   Agreement and Plan of Merger, dated as of October 25, 1996, between the Company,
                        Voice Plus Acquisition Corporation, Voice Plus and James S. Gillespie, together with Forms of Promissory Notes. (8)

       10.4        --   Agreement of Merger between Voice Plus and BFI dated as of October 10, 1997. (5)

       10.5        --   License Agreement, dated November 24, 1988, by and between BFI and Systems
                        Technology, Inc., as amended by Addendum to License Agreement, dated May 19,
                        1994, as amended by Second Addendum to License Agreement, dated November 18, 1996.
                        (4)

       10.6        --   Sublicense Agreement, dated August 30, 1995, between BFI and SportsTrac, Inc., as amended by Addendum to Sublicense Agreement, dated July 31, 1996. (3)


       EXHIBIT
       NUMBER                                   DESCRIPTION OF EXHIBIT
     ---------                                 -------------------------
       10.7        --   Secured Note and Warrant Purchase Agreement, dated December 1, 1994, between BFI and the purchasers listed therein, as amended by the First Amendment to Secured
                        Note and Warrant Purchase Agreement, dated July 1995, as amended by Amendment to
                        Secured Note and Warrant Purchase Agreement, dated December 1, 1995, as amended by Third Amendment to Secured Note and Warrant Purchase Agreement, dated March 1,
                        1996, and as amended by Fourth Amendment to Secured Note and Warrant Purchase
                        Agreement, dated October 1, 1996, together with Amended and Restated Security
                        Agreement and Form of Secured Promissory Note. (4)

       10.8        --   Secured Note and Stock Purchase Agreement, dated December 1, 1995, between BFI and the purchasers listed therein, as amended by the First Amendment to Secured
                        Note and Stock Purchase Agreement, dated March 1, 1996, as amended by Second
                        Amendment to Secured Note and Stock Purchase Agreement, dated July 1, 1996, and as amended by Third Amendment to Secured Note and Stock Purchase Agreement, dated
                        October 1, 1996, together with Form of Secured Promissory Note. (4)

       10.9        --   Unsecured Note and Stock Purchase Agreement, dated February 1, 1996, between BFI and the purchasers listed therein, as amended by the First Amendment to Unsecured
                        Note and Stock Purchase Agreement, dated March 1, 1996, as amended by Second
                        Amendment to Unsecured Note and Stock Purchase Agreement, dated July 1, 1996, and as amended by Third Amendment to Unsecured Note and Stock Purchase Agreement,
                        dated October 1, 1996, together with Form of Unsecured Promissory Note. (4)

      10.10        --   Unit Subscription Agreement, dated May 17, 1996, between BFI and the purchasers listed therein, as amended by First Amendment to Unit Subscription Agreement, dated October 1, 1996, together with Form of Promissory Note. (4)

      10.11        --   Unit Subscription Agreement, dated October 1, 1996, between BFI and the purchasers listed therein, together with Form of Promissory Note and Form of
                        Warrant. (2)

      10.12        --   Equity Incentive Plan. (2)

      10.13        --   Employment Agreement, dated as of October 30, 1996, between Douglas S. Zorn and the Company. (2)

      10.14        --   Employment Agreement, dated as of October 25, 1996, between James S. Gillespie and the Company. (3)

      10.15        --   Employment Agreement, dated as of October 30, 1996, between Esmond T. Goei and the Company. (3)

      10.16        --   Form of FACTOR 1000-Registered Trademark- Service Contract. (3)

      10.17        --   Office Building Lease, dated April 8, 1996, between BFI and Denver West Office
                        Building No. 21 Venture. (4)

      10.18        --   Authorized U.S. Distributor Agreement, dated April 16, 1996, between Centigram
                        Communications Corporation and Voice Plus. (3)

      10.19        --   Office Lease, dated October 16, 1995, between AJ Partners Limited Partnership and
                        Voice Plus. (4)

      10.20        --   Agreement, dated October 16, 1995, between BFI, Burton Kanter and Elliot
                        Steinberg, as amended by Amendment dated July 16, 1996, between BFI, Esmond Goei,
                        Douglas Zorn, Burton Kanter and Elliot Steinberg. (4)

      10.21        --   Stockholder Agreement, dated October 25, 1996, between the Company and James D.
                        Gillespie. (4)

      10.22        --   1997 Management and Company Performance Bonus Plan. (4)

      10.23        --   Employment Agreement, dated as of November 1, 1996, between Diane E. Nowak and
                        Voice Plus. (2)

      10.24        --   Employment Agreement, dated as of November 1, 1996, between Bradley Eickman and
                        Voice Plus.(2)

      10.25        --   Promissory Note Payable to the Company by Esmond T. Goei. (5)

      10.26        --   Agreement for the Sale of Shares in Advantis Network & System Sdn Bhd  dated
                        June 20, 1997, between the Company and the shareholders of Advantis, as amended by the Supplemental Agreement to the Agreement dated November 26, 1997, and the
                        Second Supplemental Agreement dated November 26, 1997. (9)

      10.27        --   Building Lease dated June 9, 1997 by and between the Company, as Tenant and El
                        Dorado Holding Company, Inc., as Landlord. (10)

      10.28        --   Form of Lock Up Agreement between the Company and the former shareholders of
                        Advantis. (11)

      10.29        --   Securities Purchase Agreement, dated as of April 13, 1998, by and among the
                        Company, the Endeavour Capital Fund S.A. and AMRO INTERNATIONAL S.A. (5)

      10.30        --   Form of Escrow Instructions related to Securities Purchase Agreement, dated as of
                        April 13, 1998. (5)

       10.31       --   Form of Reseller Agreement between Interactive Intelligence Inc. and the Company dated July 8, 1998. (12)

       10.32       --   Form of Associate Agreement between NEC, Inc. and the Company dated May 26, 1998.
                        (12)

       10.33       --   Form of Loan and Security Agreement between AEROFUND FINANCIAL and the Company
                        dated October 9, 1998.   (12)


       EXHIBIT
       NUMBER                                   DESCRIPTION OF EXHIBIT
     ---------                                 -------------------------
       10.34       --   Form of Guaranty from Lee Giam Teik, Man Yiew Ming and Ng Kok Wah dated September
                        30, 1998.  (12)

       10.35       --   Letter Agreement between Lee Giam Teik, Man Yiew Ming and Ng Kok Wah and the
                        Company dated September 30, 1998.  (12)

       10.36       --   Agreement relating to the sale and purchase of 500,000 ordinary shares in the
                        Capital of Infotel Technologies (Pte) Ltd ("Infotel"), dated as of January 19,
                        1998, by and between the Company and the stockholders of Infotel (the "Sale
                        Agreement").  (13)

       10.37       --   Letter Agreement amending the Sale Agreement, dated as of April 2, 1998, by and between the Company and the stockholders of Infotel ("Supplement No. 1").  (14)

       10.38       --   Form of letter agreement amending the Sale Agreement, as amended by Supplement
                        No. 1, dated as of April 22, 1998, by and between the Company and the stockholders of Infotel ("Supplement No. 2").  (15)

       10.39       --   Letter agreement amending the Sale Agreement, as amended by Supplement No. 1 and
                        Supplement No. 2, dated as of June 22, 1998, by and between the Company and stockholders of Infotel.  (16)

       10.40       --   Promissory Note, dated as of June 15, 1998, in the original principal amount of
                        $375,000, payable by the Company to AMRO International S.A. ("AMRO").  (17)

       10.41       --   Promissory Note, dated as of June 15, 1998, in the original principal amount of
                        $375,000, payable by the Company to Endeavour Capital Fund S.A. ("Endeavour").
                        (18)

      10.42        --   Letter agreement, dated as of June 15, 1998, amending Securities Purchase
                        Agreement, dated as of April 13, 1998, by and among the Company, AMRO and
                        Endeavour.  (19)

      10.43        --   Letter agreement, dated as of June 12, 1998, by and among the Company, Esmond T.
                        Goei, Douglas S. Zorn and James S. Gillespie. (20)

      10.44        --   Promissory Note, dated as of June 12, 1998, in the original principal amount of
                        $125,000 payable by the Company to Esmond T. Goei.  (21)

      10.45        --   Promissory Note, dated as of June 12, 1998, in the original principal amount of
                        $225,000 payable by the Company to Douglas S. Zorn.  (22)

      10.46        --   Promissory Note, dated as of June 12, 1998, in the original principal amount of
                        $300,000 payable by the Company to James S. Gillespie.  (23)

      10.47        --   Separation Agreement dated January 13, 1999 between Esmond T. Goei and the
                        Company.  (24)

      10.48        --   Letter Agreement dated February 2, 1999 between the Company and JWGenesis Capital
                        Markets LLC. (6)

      10.49        --   Amendment dated June 11, 1999, to Securities Purchase Agreement dated April 13,
                        1998.  (1)

      10.50        --   Termination, Consulting and Confidentiality Agreement dated June 7, 1999 between
                        James S. Gillespie and the Company.  (7)

      10.51        --   Loan and Security Agreement, dated as of August 31, 1999, by and among Eastern Systems
                        Technology, Inc. ("Eastern"), Ram V. Mani ("Mani"), Front-End Technolgies, Srini
                        Ramakrishnan ("Ramakrishnan") and the Company. (25)

      10.52        --   Secured Promissory Note, dated as of August 31, 1999, in the principal amount of
                        $250,000, payable by Eastern to the Company.  (25)

      10.53        --   Employment Agreement, dated as of August 31, 1999, by and between Mani and the
                        Company.  (25)

      10.54        --   Plan and Agreement of Reorganization, dated August 31, 1999, among Eastern,  Mani and the Company. (26)

      10.55        --   Form of Ratification Agreement, dated September ___, 1999, by the Company,
                        Eastern, Mani and Ramakrishnan. (27)

       21          --   Subsidiaries.

       23               Consent of BDO Seidman, LLP.

       24          --   Power of Attorney (included on signature page to this Report on Form 10-KSB).

       27          --   Financial Data Schedule for the nine months ended  September 30, 1998 and the twelve months ended September 30, 1999.
    -----------------

     (1) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 1999.

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

     (5) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 15, 1998.

     (6) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on February 16, 1999.

     (7) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on July 28, 1999.

     (8) Incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 3 to Registrant's Registration Statement on Form SB-2, File Number 333-15563, as filed with the Securities and Exchange Commission on January 28, 1997.

     (9) Incorporated by reference to Exhibit 2.01 to Registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 30, 1997.

     (10) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 1997.

     (11) Incorporated by reference to Exhibit 4.01 to Registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 30, 1997.

     (12) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Annual Report, as amended, on Form 10-KSB/A, as filed with the Securities and Exchange Commission on January 29, 1999.

     (13) Incorporated by reference to Exhibit 2.1 contained in Registrant's Registration Statement on Form S-3, File No. 333-52709, as initially filed with the Securities and Exchange Commission on May 14, 1998.

     (14) Incorporated by reference to Exhibit 2.2 contained in Registrant's Registration Statement on Form S-3, File No. 333-52709, as initially filed with the Securities and Exchange Commission on May 14, 1998.

     (15) Incorporated by reference to Exhibit 2.3 contained in Registrant's Registration Statement on Form S-3, File No. 333-52709, as initially filed with the Securities and Exchange Commission on May 14, 1998.

     (16) Incorporated by reference to Exhibit 2.4 contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (17) Incorporated by reference to Exhibit 10.1 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (18) Incorporated by reference to Exhibit 10.2 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (19) Incorporated by reference to Exhibit 10.3 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (20) Incorporated by reference to Exhibit 10.4 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (21) Incorporated by reference to Exhibit 10.5 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (22) Incorporated by reference to Exhibit 10.6 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (23) Incorporated by reference to Exhibit 10.7 as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

     (24) Incorporated by reference to the document bearing the same exhibit number as contained on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 1999.

     (25) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

     (26) Incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

     (27) Incorporated by reference to Exhibit 2.2 to Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.