Form 10QSB
period 1999-12-31
NHANCEMENT TECHNOLOGIES INC
filed 2000-02-14
CIK 1025985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

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


                                6663 OWENS DRIVE
                          PLEASANTON, CALIFORNIA 94588
                    (Address of principal executive offices)


                                 (925) 251-3200
                           (Issuer's telephone number)

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

         As of January 31, 2000, there were 10,038,300 shares of Common Stock outstanding.

      Transitional Small Business Disclosure Format (check one) Yes     No X
                                                                   ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 1999. The results for the three months ended December 31, 1999 are not necessarily indicative of the results of operations for a full year.

                                                  NHANCEMENT TECHNOLOGIES INC.
                                                              AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEET
                                                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                                                       DECEMBER 31,
                                                                                                           1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
          Cash and cash equivalents                                                                      $2,921,000
          Restricted cash                                                                                   190,900
          Accounts receivable, less allowance for doubtful accounts of $180,600                           7,506,700
          Inventory                                                                                       1,719,000
          Notes receivable from related parties                                                             520,700
          Prepaid expenses and other                                                                        282,300
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                                     13,140,600
-------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                                                                    2,442,900
          Less accumulated depreciation                                                                  (1,105,100)
-------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, net                                                                               1,337,800
-------------------------------------------------------------------------------------------------------------------
Excess of cost over net assets acquired of Voice Plus, Inc., net of accumulated amortization
  of $312,500                                                                                               437,500
Excess of cost over net assets acquired of Infotel, net of accumulated amortization of $302,500           2,119,700

Capitalized software                                                                                      1,686,600
Other assets                                                                                                 66,600
-------------------------------------------------------------------------------------------------------------------
                                                                                                        $18,788,800
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Lines of credit                                                                                $1,350,400
          Accounts payable                                                                                4,791,200
          Accrued liabilities                                                                             2,934,600
          Deferred revenue                                                                                1,907,900
          Income tax payable                                                                                 78,400
          Capital lease obligations, current portion                                                         76,200
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                                11,138,700

DEFERRED TAX LIABILITIES                                                                                     28,200
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                            52,800
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        11,219,700
-------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
          Convertible preferred stock, $0.01 par value, 2,000,000 shares authorized, 17,500
            shares issued and 300 shares outstanding                                                         22,800
          Common stock, $0.01 par value, 20,000,000 shares authorized, 9,288,300, shares
            issued and outstanding                                                                           92,800
          Additional paid-in capital                                                                     25,318,400
          Accumulated deficit                                                                           (17,724,700)
          Cumulative translation loss                                                                      (140,200)
-------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                                7,569,100
-------------------------------------------------------------------------------------------------------------------
                                                                                                        $18,788,800
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

                                               NHANCEMENT TECHNOLOGIES INC.
                                                           AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                                           THREE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                               ------------
                                                                                           1998           1999
-------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                              $3,261,900    $8,740,900
Cost of sales                                                                              2,231,300     5,997,400
-------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                               1,030,600     2,743,500
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative                                                        2,282,100     2,197,300
Amortization of excess of cost over net assets acquired                                      110,500       124,800
-------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                                   2,392,600     2,322,100
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                                             (1,362,000)      421,400
OTHER INCOME (EXPENSE)
Interest income                                                                                8,400        37,200
Interest expense                                                                             (65,200)     (114,800)
Other                                                                                          2,700       (63,400)
-------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                                 (54,100)     (141,000)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES                                         (1,416,100)      280,400
INCOME TAX                                                                                        --        37,400
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                        ($1,416,100)      $243,000

PREFERRED DIVIDENDS                                                                           (3,400)        (2,400)
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                                          ($1,419,500)      $240,600
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
BASIC NET EARNINGS (LOSS) PER COMMON SHARE (NOTE 6)                                           ($0.25)         $0.03
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
DILUTED NET EARNINGS (LOSS) PER COMMON SHARE (NOTE 6)                                         ($0.25)         $0.03
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

                                               NHANCEMENT TECHNOLOGIES INC.
                                                           AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                     AND COMPREHENSIVE LOSS
                                                                (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                 PREFERRED STOCK           COMMON STOCK        ADDITIONAL                   CUMULATIVE
                                   PAR VALUE                PAR VALUE           PAID IN      ACCUMULATED   TRANSLATION
                               SHARES      AMOUNT      SHARES       AMOUNT      CAPITAL        DEFICIT         LOSS        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999    11,300    $854,800    8,219,700     $82,200     $24,472,800  ($17,965,300)   ($208,600)   $7,235,900

Preferred Shares converted
into Common Stock             (11,000)   (832,000)   1,045,100      10,400         821,600            --           --            --

Dividends on preferred stock
converted to common shares         --          --       23,500         200          24,000        (2,400)          --        21,800

Comprehensive income:
Net income                         --          --           --          --              --       243,000           --       243,000
Cumulative translation gain        --          --           --          --              --            --       68,400        68,400
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                       243,000       68,400       311,400
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       300    $22,800     9,288,300    $92,800      $25,318,400 ($17,724,700)   ($140,200)   $7,569,100
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                                                 NHANCEMENT TECHNOLOGIES INC.
                                                             AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                  (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                                                                THREE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                                ------------------
                                                                                                1998          1999
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net (loss) income                                                                 ($1,416,100)      $243,000
          Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and other amortization                                                    96,200        100,300
          Amortization of excess cost over net assets acquired, including
            impairment loss                                                                     110,500        124,800
          Gain on sale of fixed assets                                                               --          1,000
          Compensation related to grant of stock options and common stock                         3,600             --
          Other                                                                                  (5,300)        56,000
          Changes in operating assets and liabilities:
                 Accounts receivable                                                          1,815,600     (1,767,500)
                 Inventory                                                                     (222,900)      (115,000)
                 Prepaid expenses and other                                                      27,500        (59,900)
                 Other assets                                                                   217,400        (23,100)
                 Income tax payable                                                              (8,500)        26,000
                 Accounts payable and other current liabilities                                (127,300)     1,573,500
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       490,700        159,100
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
          Restricted cash                                                                      (711,000)        (1,000)
          Proceeds on sale of fixed assets                                                           --         17,000
          Capitalized software costs                                                                 --       (175,200)
          Purchase of property and equipment                                                   (171,600)      (236,200)
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                          (882,600)      (395,400)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Net borrowing under line of credit                                                     (8,600)       810,800
          Principal payments on capital leases                                                  (25,600)       (24,000)
          Principal payment on notes payable                                                   (669,600)            --
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            (703,800)       786,800
-----------------------------------------------------------------------------------------------------------------------
          Effect of exchange rate changes on cash                                                31,200         41,400
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (1,064,500)       591,900
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                1,677,200      2,329,100
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $612,700     $2,921,000
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA:
       Interest paid                                                                            $84,900        $91,400
       Income taxes paid                                                                         $1,600         $4,500

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


         In the quarter ended December 31, 1999, property and equipment additions of $7,900 were financed by capital lease obligations.

         In December 1999, the Company accepted cabling and wiring improvements of $53,200 made to its leased office by a related party in lieu of payment on a note due from this related party.

         In the quarter ended December 31, 1998, property and equipment additions of $99,300 were financed by capital lease obligations.

1.   LIQUIDITY

         At December 31, 1999, the Company had working capital of $2,001,900, an improvement of $197,500 in working capital over the September 30, 1999 quarter. The Company incurred losses from continuing operations for the quarter ended December 31, 1998, of $1.4 million compared to net income of $243,000 for the quarter ended December 31, 1999. The Company believes that the changes in management, cost cutting measures and its renewed focus on its core businesses implemented in fiscal 1999, along with its current customer order backlog of $5.3 million has returned the Company to profitability and positioned it for continued profitability. However if the Company fails to maintain profitable operations, its financial condition will be adversely effected.

         To improve its liquidity and future cash flows, the Company's management restructured its operations in early January 1999. As a result of the restructuring and increased sales, the Company has reported net income in each of the last four quarters. Although no assurance can be given, management believes its cash balances as of December 31, 1999 of $2.92 million and continued profitability will provide sufficient cash flow for the next twelve months. However, if the Company fails to maintain profitable operations, the Company will need to obtain additional financing. If additional financing is necessary, there is no assurance that the Company will be able to obtain the necessary funds, resulting in an adverse effect on the Company's financial condition.

2.   ORGANIZATION

         NHancement Technologies Inc., a Delaware corporation ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company. The business of NHancement is conducted by its operating company subsidiaries: NHancement Technologies North America, Inc. ("NHAN NA", formerly Voice Plus, Inc.), Infotel Technologies Pte Ltd ("INFOTEL"), NHancement Technologies Software Group, Inc. ("NHAN SWG") and, commencing in January 2000, NHancement Acquisition Corp., formerly Trimark Incorporated ("Trimark"). NHAN NA, a California corporation headquartered in Fremont, California, is a systems integrator and national distributor of voice processing and multimedia messaging equipment. INFOTEL, a Singapore corporation acquired on June 22, 1998 is (i) a systems integrator of infrastructure data communications equipment, turnkey project management services, and radar systems; and (ii) a provider of test measuring systems. NHAN SWG, a California corporation, was recently created upon the acquisition of certain software assets from Eastern Systems Technology, Inc., and is engaged in software product development. TRIMARK, a California corporation headquartered in San Diego that designs, manufactures and markets profile selling software products to corporate clients, was acquired by the Company following the end of the first fiscal quarter. Accordingly, the consolidated financial statements include the results of operations from NHancement and its NHAN NA and Infotel subsidiaries for both periods presented and those of NHAN SWG for the three months ended December 31, 1999.

3.   FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements as of December 31, 1999 and for the three months ended December 31, 1999 and 1998 are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended September 30, 1999 presented in the Company's latest annual report on Form 10-KSB.

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

4.   STOCK OPTIONS AND WARRANTS

          The Company issued 50,000 warrants to an outside sales person for services to be rendered over the next two quarters; 150,000 warrants to James S. Gillespie (former owner of Voice Plus, Inc.) and currently a consultant and Director of the Company in lieu of consulting fees under his consulting agreement rendered in the past and for services to be rendered in future periods; 175,000 warrants to outside advisors to assist the Company with acquisitions and additional financing during the next three quarters, and 100,000 to the President & CEO, each with an exercise price of $3.4275 per share.

5.   FINANCING ACTIVITIES

         The Company's Infotel subsidiary is nearing completion of a line of credit agreement providing for advances up to SGD3.5 million (approximately USD2.0 million) bearing interest at the Singapore prime rate plus 1.25%, collateralized by the assets of the subsidiary and the guarantee of NHancement Technologies Inc. It is expected that this line of credit agreement will be effective during the second fiscal quarter.

6.   EARNINGS PER SHARE

        Earnings per share were computed under the provisions of SFAS 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                                       THREE MONTHS ENDED
                                                                                           DECEMBER 31,
                 NET LOSS - NUMERATOR                                               1998               1999
                 --------------------                                               ----               ----
        ------------------------------------------------------------------------------------------------------
        Net income (loss)                                                        ($1,416,100)         $243,000
        Preferred stock dividends                                                     (3,400)           (2,400)
        ------------------------------------------------------------------------------------------------------
        Basic net income (loss) applicable to
        common stock                                                             ($1,419,100)         $240,600
        ------------------------------------------------------------------------------------------------------
        ------------------------------------------------------------------------------------------------------
        PREFERRED STOCK DIVIDENDS                                                         --             2,400
        ------------------------------------------------------------------------------------------------------
        Diluted net income (loss) applicable
        to Common Stock                                                          ($1,419,200)         $243,000
        ------------------------------------------------------------------------------------------------------
        COMMON SHARES - DENOMINATOR
        Basic weighted average common shares
        outstanding                                                                5,739,400         8,188,500
        Options and warrants                                                              --           857,500
        Convertible preferred stock                                                       --           439,300
        Other                                                                             --             8,400
        ------------------------------------------------------------------------------------------------------
        Diluted weighted average common
        shares outstanding                                                          5,739,400        9,493,800
        ------------------------------------------------------------------------------------------------------
        ------------------------------------------------------------------------------------------------------

         Options and warrants to purchase 1,359,600 shares of Common Stock and Preferred Stock convertible into 337,110 of Common Stock were outstanding at December 31, 1998 but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

7.   SEGMENT REPORTING

         NHancement's reportable operating segments include NHancement Technologies North America, Inc. ("NHAN NA", formerly Voice Plus, Inc.), Infotel Technologies Pte Ltd ("Infotel") and Nhancement Technologies Software Group, Inc. ("NHAN SWG"). NHAN NA, operating in the United States, is a systems integrator and distributor of voice processing equipment, which includes equipment installation, technical support and ongoing maintenance. NHAN NA derives substantially all of its revenues from sales in the United States. Infotel is a provider and integrator of infrastructure communications equipment products operating in Singapore, providing radar system integration, turnkey project management services and test instrumentation. Infotel derives substantially all of its revenue from sales in Asia. NHAN SWG was formed late in fiscal year 1999 to internally develop and sell integration and application software products. NHAN SWG did not generate revenue in the quarter ended December 31, 1999.

         Financial information for these segments includes the following:

         THREE MONTHS ENDED DECEMBER 31, 1999
       -----------------------------------------------------------------------------------------------------------
                                                NHAN NA       INFOTEL          NHAN         OTHER(1)      TOTAL
                                                                               SWG
       -----------------------------------------------------------------------------------------------------------
       Net Sales to external customers          $4,942,900   $3,798,000                           --    $8,740,900
       Income (loss) from continuing
       operations                                  481,800      297,400        (55,900)     (480,300)     $243,000
       Total assets                              6,917,200    7,260,600      1,719,100     2,891,900    18,788,800
       -----------------------------------------------------------------------------------------------------------
         THREE MONTHS ENDED DECEMBER 31, 1998
       -----------------------------------------------------------------------------------------------------------
                                                NHAN NA       INFOTEL           NHAN        OTHER(1)      TOTAL
                                                                                SWG
       -----------------------------------------------------------------------------------------------------------
       Net Sales to external customers          $1,396,900   $1,865,000            --             --    $3,261,900
       Income (loss) from continuing
       operations                                 (543,200)     189,000            --     (1,061,900)   (1,416,100)
       Total assets                              3,596,700    5,798,400            --      1,212,600    10,607,700
       -----------------------------------------------------------------------------------------------------------
        (1)     Other includes corporate expenses.
        Management reports include goodwill from the
        Infotel Acquisition in other assets.


8.   SUBSEQUENT EVENTS

          On January 21, 2000, the Company entered into a Plan and Agreement of Reorganization whereby the Company acquired all the outstanding shares of Trimark, Inc., in exchange for 750,000 shares of Common Stock of NHancement and warrants to purchase 250,000 shares of Common Stock of NHancement. This acquisition was disclosed in a report on Form 8-K which was filed with the Commission on February 7, 2000.

          On February 4, 2000, the Company entered into a Plan and Agreement of Reorganization whereby the Company acquired substantially all the assets of SVG Software Services, Inc., consisting of mostly software in exchange for 250,000 shares of the Company's Common Stock.

          On February 4, 2000, the Company entered into a Stock Purchase Agreement whereby the Company acquired all the shares of Enhancement Technologies (India) Pte. Ltd. for $50,000 in cash.

          On February 8, 2000, the Board of Directors appointed Ram V. Mani to fill a vacancy on the Board until the next election of directors by the Company's Stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   NHancement Technologies Inc. ("NHancement" or the "Company") is a software products company that integrates and distributes voice and data processing equipment and telecommunications systems in the United States and Asia.

   The Company's consolidated financial statements include the accounts of the Company and three of its operating subsidiaries: NHancement Technologies North America, Inc. ("NHAN NA" formerly Voice Plus, Inc.), Infotel Technologies (Pte) Ltd ("Infotel") and NHancement Technologies Software Group, Inc. ("NHAN SWG"). The consolidated financial statements contain results of operations from NHancement and its NHAN NA and Infotel subsidiaries for both periods presented and because NHAN SWG was formed in August 1999, those of NHAN SWG for the three months ended December 31, 1999. A fourth subsidiary, NHancement Acquisition Corp. (formerly, Trimark Incorporated) is not included in the accounts of the Company as it commenced operations after December 31, 1999.

   The following contains forward-looking statements regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses under "Liquidity and Capital Resources" and other statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, market acceptance of the Company's software products, business strategy, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

   GENERAL

   Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this first fiscal quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 1999 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

   In this MD&A, the Company explains its results of operations and discusses its financial condition for the three-month fiscal period ended December 31, 1999, as compared to the corresponding periods in 1998. The discussion of financial condition includes: (1) changes in the software, voice processing, data processing and communications industry including how the Company expects these changes to influence future results of operations; and (2) liquidity and capital resources, including discussions of capital financing activities and uncertainties that could affect future results.

RESULTS OF OPERATIONS

   In this section, the Company provides the components of its earnings and explains variances within revenues and expenses for the fiscal three-month periods ended December 31, 1999 and 1998.

   The following table shows results of operations, as a percentage of net sales, for the three-month periods ended December 31, 1999 and 1998.

                               NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES
               -----------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                              1998         1999
               -----------------------------------------------------------------------------------
               Net sales                                                     100.0 %       100.0 %
               Cost of sales                                                  68.4 %        68.6 %

               Gross profit                                                   31.6 %        31.4 %
               Selling , general and administrative expenses                  70.0 %        26.6 %
               Loss on impairment and amortization of excess of cost
                   over net assets acquired                                    3.4 %         1.4 %
               Income/(loss) from operations                                 (41.8)%         4.8 %
               Other income (expense)                                         (1.7)%        (1.6)%
               Loss from continuing operations before income taxes           (43.4)%         3.2 %
               Income tax expense (benefit)                                   (0.0)%         0.4 %
               Income/(loss) from continuing operations                      (43.4)%         2.8 %
               Net income/(loss)                                             (43.4)%         2.8 %
               -----------------------------------------------------------------------------------

   The Company's primary focus in the three months ended December 31, 1999 was as a software products company that integrates and distributes voice processing, data processing and communications systems. These operations were conducted through the Company's NHAN NA, Infotel and NHAN SWG subsidiaries. Company-wide revenue for the quarter ended December 31, 1999 increased $5.4 million or 156% to $8.7 million as compared to $3.3 million for the same period in 1998. The increase in revenues for the three month period in 1999 was due primarily to: (i) Infotel revenues associated with test and measurement equipment being abnormally high in the quarter ended December 31, 1999 and (ii) NHAN NA's revenues for the quarter ended December 31, 1998 being abnormally low due mainly to a lack of focus on its core business. NHAN NA's net sales on a stand-alone basis increased 250%, from $1.4 million for the three months ended December 31, 1998 to $4.9 million for the three months ended December 31, 1999. The increase in NHAN NA revenues came from increased sales within its existing customer base and from new customers. Fifty-eight percent of NHAN NA's first quarter revenue came from its largest customer, while 4% of the first quarter NHAN NA revenues came from customers who purchased the Interactive Intelligence communication systems.

    Revenues for the Company's Infotel subsidiary located in Singapore, on a stand-alone basis, increased 90% from $2.0 million at December 31, 1998 to $3.8 million for the same period in 1999. The increase in revenues occurred within the test instrument products and project management services business segments, due to high customer demand resulting from expansion by key customers. Management expects revenues to return to historic levels in future quarters. Revenues for NHAN SWG were insignificant in the quarter ended December 31, 1999.

    Backlog for the Company decreased to $5.3 million as compared to $6.4 million the quarter ended September 30, 1999. NHAN A's order backlog at December 31, 1999 increased slightly to $2.4 million from $2.3 million and Infotel's backlog decreased to $2.4 million from $4.1 million the quarter ended September 30, 1999. Backlog for NHAN SWG as of December 31, 1999 was about $0.5million. Consequently, management believes that revenues for the second fiscal quarter will level off or decrease slightly.

     Company-wide gross margins for the three months ended December 31, 1999 remained relatively constant at 31.4% as compared to the 31.6% for same period in 1998. NHAN NA's gross margin on a stand-alone basis increased to 35.6% from 28.2% for the quarter ended December 31, 1999 as compared to the same period of 1998. This increase in gross margin was due to the economies of scale associated with a significantly higher level of sales. Infotel's gross margin on a stand-alone basis declined to 25.9% of sales for the quarter ended December 31, 1999 versus 30.6% of sales for the quarter ended December 31, 1998. This decline was due to (i) an exceptionally high level of customer service revenue with correspondingly high gross margin in the December 31, 1998 quarter and (ii) commission revenues of $0.2 million with little or no associated cost in the quarter ended December 1998 while no such commission revenue was recorded in the quarter ended December 31, 1999. Infotel earns commissions when its vendors (Motorola and Rhode & Schwartz) sell directly to end-user customers in Infotel's territory. NHAN SWG's gross margins were insignificant during the period.

     Company-wide selling, general and administrative ("SG&A") expenses as a percentage of net sales decreased to 26.6% for the three months ended
December 31, 1999 versus 70.0% for the same period in 1998. SG&A for NHAN NA on a stand-alone basis decreased to 23.9% for the first fiscal quarter of 1999 compared to 63.4% for the same three-month period in 1998. The decrease in the quarter was due primarily to: (i) a substantial increase in revenues for the three months ended December 31, 1999 versus revenues in the corresponding period of the prior year and (ii) a decrease in salary expenses as a percentage of revenues due to a reduction in headcount. On a stand-alone basis, Infotel's SG&A as a percent of revenues decreased to 15.8% for the three months ended December 31, 1999 compared to 20.9% for the three months ended December 31, 1998. Infidel's SG&A as a percent of revenues decreased mainly because of the significant increase in Infotel's revenues during the first quarter. NHancement's corporate overhead costs decreased by $0.58 million for the three months ended December 31, 1999 compared to $1.06 million for the same period in the prior year due primarily to (i) a decrease in salaries and related costs, (ii) decreased outside services as a result of cost controls; and (iii) a decrease in relocation and severance expenses for the former CEO which had been recorded in the quarter ended December 31, 1998.

     At December 31, 1999, the Company provided a 100% reserve against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets, such that a full valuation allowance is required. The Company currently has approximately $7million in federal net operating loss carryforwards. However, the majority of these net operating losses are subject to an annual limitation of $250,000.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended December 31, 1999, net cash provided by operating activities was $0.2 million. Sources of cash consisted primarily of net income before depreciation and amortization and increases in accounts payable, offset by increases in accounts receivable. Net cash provided by investing and financing activities totaled $0.4 million consisting of: (i) increased borrowings under the Company's line of credit, offset by purchases of software, property and equipment. At December 31, 1999, the Company's working capital was $2.0 million, an improvement of $0.2 million over the quarter ended September 30, 1999. The Company had a cash balance of $3.1 million (including restricted cash of $191,000) at December 31, 1999. The Company's current ratio remained at 1.2 to 1.0 at December 31, 1999 as compared to same ratio for the previous quarter. Management believes that available cash reserves coupled with additional available credit and improved earnings will provide adequate funds for future operations, although no assurance can be given that current efforts will be successful.

     As of December 31, 1999, the Company's credit line allowed borrowing of up to $1.5 million as advances against receivables The Company, through its Infotel subsidiary, is nearing completion of a credit line with a major Singapore bank for S$3.5 million (approximately US$2.0 million) with interest at

1.25% above the bank prime rate to be used for Infotel's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. This agreement will be guaranteed by the Company.

     The Company's management estimates that it will incur less than $250,000 in capital expenditures during the next 12 months, representing mostly company-wide business systems hardware and communication systems. The Company anticipates that all major capital expenditures will be financed through equipment leases and will not require significant direct outlays of cash.

     Based upon its present earnings and cost reduction plans, management believes that operating cash flow, available cash and available credit are adequate to meet the working capital needs of the Company and its subsidiaries during the next 12 months. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to successfully implement its acquisition program. There can be no assurance that the Company will be able to obtain either debt or equity financing if and when it is needed for acquisition or general working capital purposes.

RISK FACTORS

     The following risk factors, as well as the risks described under "Management's Discussion and Analysis of Financial Condition and Results of Operations," may cause actual results to differ materially from those in any forward-looking statements contained in the MD&A or elsewhere in this report or made in the future by the Company or its representatives. Such forward-looking statements involve known risks, unknown risks and uncertainties and other factors, which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ significantly from such forward looking statements.

RISKS ASSOCIATED WITH DELISTING OF COMMON STOCK; PENNY STOCK RULES.
-------------------------------------------------------------------

     Although the Company's Common Stock was approved for quotation on the Nasdaq SmallCap Market System in connection with the Company's IPO in February 1997, we cannot assure you that our Common Stock will remain eligible for listing on the Nasdaq SmallCap Market. In this regard, until as recently as of June 1999, the Company had failed to comply with the net tangible assets/market capitalization/net income requirements for continued listing on the Nasdaq SmallCap Market, as required by Nasdaq under Marketplace Rule 4310(c)(2). This resulted in written notification from Nasdaq in February 1999 that the Company's Common Stock would be delisted from the Nasdaq SmallCap Market. In July 1999, following a hearing with the Nasdaq listing qualifications panel, we received a positive determination on our request for the continued inclusion of our Common Stock on the Nasdaq SmallCap Market. As a result, our Common Stock has remained listed to date, without interruption, on the Nasdaq SmallCap Market.

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

VOLATILITY OF STOCK PRICES.
---------------------------

         The over-the-counter markets for securities such as our Common Stock historically have experienced extreme price and volume fluctuations during certain periods. Other factors that also may adversely affect the market price of our Common Stock include the following:

         -    New product developments

         - Technological and other changes in the voice-messaging and communications industries

         -    Fluctuations in the financial markets

         -    General economic conditions

         -    Quarterly variations in the Company's results of operations

PRIOR LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY.
--------------------------------------------------

         Although the Company recorded net income of approximately $243,000 on revenues of $8.7 million for the quarter ended December 31, 1999, the Company incurred a loss of $716,800 on $23.3 million in revenues for the fiscal year ended September 30, 1999. Further, the Company sustained significant losses for the fiscal year ended December 31, 1997, as well as for the nine-month fiscal year ended September 30, 1998.

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

FINANCING RISKS.
----------------

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

         Both debt and equity financing involve certain risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses. Equity financing may be dilutive to our stockholders' interest in the assets and earnings of the Company. For example, of a total of 12,500 shares of Series A Convertible Preferred Stock sold in April 1998, those shares plus accrued dividends were converted into 1,231,180 shares of Common Stock at an average price per share of approximately $1.04. Prior to the issuance of such shares of Preferred Stock in April 1998, a total of approximately 4,437,000 shares of Common Stock had been outstanding. As of December 31, 1999, 17,200 shares of Preferred Stock plus accrued dividends had been converted into about 1.7 million shares of Common Stock at an average price per share of $1.04 resulting in a dilutive effect on the Company's existing stockholders. At December 31, 1999, 300 shares of Preferred Stock remained outstanding. In addition, Common Stock issued as consideration in an acquisition transaction may be dilutive under certain circumstances to our existing stockholders.

RELIANCE UPON DISTRIBUTOR AND SUPPLIER RELATIONSHIPS; DEPENDENCE ON
-------------------------------------------------------------------
SIGNIFICANT CUSTOMERS.
----------------------

         Our North American operations are based upon the integration of hardware, software, and communications and data processing equipment manufactured by others with our internally developed software, into systems designed to meet the needs of our customers. Although we have distributor agreements with a number of equipment manufacturers, a major portion of our revenues is based upon products manufactured by three companies. In this regard, we rely to a significant extent on products manufactured (and services provided) by Centigram Communications Corporation, products manufactured by Baypoint Innovations, the Mitel Corporation subsidiary that purchased the customer premises equipment ("CPE") business of Centigram, and on products manufactured by Interactive Intelligence, Inc. ("I3"), principally I3's enterprise information center ("EIC") product, a next-generation communications server that merges voice and data functions into a single computer-based system. Revenues from EIC products accounted for approximately 10% of North American revenues for the last two quarters of the fiscal year ended September 30, 1999 and approximately 4% of North American revenues for the quarter ended December 31, 1999. EIC revenues are expected to increase rapidly in future quarters. Legacy voice processing revenues (which includes CPE product revenues), although declining in importance, accounted for approximately 94% of our revenues for the quarter ended December 31, 1999. Any disruption to our relationships with, or to products or services supplied by, Centigram, Baypoint or I3 would have a significant adverse effect on our business for an indeterminate period of time until new supplier relationships could be established. Further, any material change in our other distributor relationships could adversely affect the Company.

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

         We currently service approximately 1,000 customers through the operations of our subsidiaries. The revenues from our three largest customers accounted for approximately 32.7%, 11.9% and 10.9% of total revenues during the fiscal quarter ended December 31, 1999. No other customers accounted for over 5% of total revenues during the period. This concentration of revenue results in additional risk to the Company and its operations, and any disruption of orders from our single largest customer would have an adverse effect on our financial condition.

INTENSE COMPETITION.
--------------------

         The voice-processing and customer premises equipment markets are highly competitive and competition in this industry is expected to further intensify with the introduction of new product enhancements and new competitors. Our domestic subsidiaries compete with a number of larger integrated companies that provide competitive voice-processing products and services as subsets of larger product offerings. The Company's existing and potential competitors include many large domestic and international companies that have better name and product recognition in the market for the Company's products and services, a larger installed base of customers, and substantially greater financial, marketing and technical resources than the Company.

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

         The software products and services markets are highly competitive and competition in this industry is expected to further intensify with the introduction of new products, product enhancements as well as new competitors. Our software subsidiaries competes with a number of larger software/middleware companies that provide competitive products and services on a stand-alone basis and as subsets of larger product offerings. The Company's existing and potential competitors include many large domestic and international companies that have better name and product recognition in the market for the Company's products and services, a larger installed base of customers, and substantially greater financial, marketing and technical resources than the Company.

RISKS INVOLVED IN DEVELOPING SOFTWARE PRODUCTS.
-----------------------------------------------

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

RISKS IN INTEGRATING ACQUIRED COMPANIES.
----------------------------------------

         We have in the past pursued, and plan to continue to pursue, acquisition opportunities. Acquisitions involve a number of special risks, including among others:

          -    Adverse short-term effects on our operating results

          -    The disruption of our ongoing business

          - The risk of reduced management attention to control normal daily operations

          - Our dependence on the retention, hiring and training of key personnel and the potential risks of loss of such personnel

          - Our potential inability to successfully integrate the personnel, operation, technology and products of acquired companies

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

RISKS PERTAINING TO INTERNATIONAL OPERATIONS.
---------------------------------------------

         Infotel, our Singapore subsidiary, accounted for approximately 41% of our revenues for the fiscal year ended September 30, 1999 and 43% of our revenues for the quarter ended December 31, 1999. There are risks associated with our international operations, including:

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

         -    Volatility in the currency exchange rates

         Any one or more of these factors could negatively affect the performance of Infotel and result in a material adverse change in the business, operations and financial condition of NHancement.

RISKS INVOLVED IN CHANGES IN MANAGEMENT.
----------------------------------------

         Management changes often have a disruptive effect on businesses and can lead to the loss of key employees because of the uncertainty inherent in change. In early January 1999, the President and Chief Executive Officer of NHancement resigned his position and, later in the year, the Company's Chief Financial Officer and the Secretary and General Counsel of NHancement left the Company to pursue other opportunities. Douglas S. Zorn, the former Chief Financial Officer of the Company, was promoted to President and Chief Executive Officer to fill the vacancies created by the resignation of the former President and Chief Executive Officer. While hiring efforts are underway to fill the vacancies created by the departure of these and other key employees, there is no assurance that these posts will be filled in the near future since the job market in the greater San Francisco Bay Area is intensely competitive. The loss of these or other key employees of the Company could have a material adverse effect on the Company's operations. Furthermore, the recent changes in management may not be adequate to sustain the Company's profitability or to meet its future growth targets.

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

         With the modifications the Company made to its software programs (including replacements of software in some instances), the Year 2000 problem did not result in any operational problems for the Company's domestic or foreign computer systems. Further, the Company's internal computer systems for North American and Asian operations were purchased from well-recognized companies and did not suffer any operating problems. However, if the modifications (or replacements) made by the Company were not made properly or prove to be inadequate, the Company may incur additional costs, which could be material to the operations of the Company.

         The costs incurred to date by the Company in connection with such modifications and replacements total approximately $605,000, spread over the last two fiscal years.

         The Company distributes products from third party voice product equipment manufacturers in North America, Europe and Asia, some of which may be susceptible to Year 2000 problems. During fiscal years 1998 and 1999, the Company completed a review of the products that its domestic and foreign subsidiaries distribute for the purpose of determining which, if any, of such products were not capable of recognizing the year 2000. Communications were effected with all of the manufacturers of such products to determine the nature and extent of any Year 2000 problems. Where potential Year 2000 computer problems were identified, the manufacturers of these products stated that the upgrades or replacements recommended by them, if implemented prior to the year 2000, would resolve such problems. However, there can be no assurances that these manufacturers' solutions will, in fact, completely resolve all Year 2000 problems. Moreover, the solutions provided by some manufacturers involved a significant upgrade cost to the end user, which could give rise to disputes or litigation between the end user and the manufacturer, which might also involve the Company. We also have not been able to determine whether the legal systems of Singapore would result in more or less litigation exposure to the Company and its subsidiaries if there were disputes between the end user of a product installed by Infotel and the manufacturer. While the costs of such possible disputes or litigation could be significant, we have not received any complaints to date. We believe we have taken all reasonable steps to identify and correct all Year 2000 problems within our control. However, the Company may suffer business interruptions if customers, vendors and other third parties with which we conduct business are unsuccessful in remedying their own Year 2000 problems. As of the date of this filing, the Company had not received any complaints from any of its customers.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    In the case of BOWNE OF LOS ANGELES, INC. VS. NHANCEMENT TECHNOLOGIES INC., Cause No. B C222457 filed in the Los Angeles County Superior Court on December 29, 1999, the plaintiff has made a claim in the amount of $33,954.57 against the Company arising out of certain printing services provided to the Company in 1998 and 1999. The Company answered the complaint denying the allegations on February 3, 2000. The Company is currently engaged in efforts to settle the claim.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

            WARRANT ISSUED DURING THE QUARTER ENDED DECEMBER 31, 1999


                                                    TITLE OF                               AGGREGATE
           CLASS OF               DATE OF          NHANCEMENT           NUMBER OF          PURCHASE          FORM OF
        PURCHASERS(1)               SALE           SECURITIES             SHARES             PRICE        CONSIDERATION
------------------------------- ------------- ---------------------- ------------------ ----------------- -------------
Warrants granted to                                 Shares of
executive officer  (2)            12/10/99        Common Stock            100,000             (2)             (2)

Warrants granted to                                 Shares of
consultant (3)                    12/10/99        Common Stock            150,000             (3)             (3)

Warrants granted to financial                       Shares of
consultant (4)                    12/10/99        Common Stock            175,000             (4)             (4)

Warrants granted to                                 Shares of
directors (5)                     12/10/99        Common Stock            150,000             (5)             (5)

Warrants granted to sales                           Shares of
representative (6)                12/10/99        Common Stock            50,000              (6)             (6)


(1) The issuance of warrants to the individuals identified in the table above were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and /or Regulation D promulgated thereunder.

(2)      The warrants were granted to the President & Chief Executive
         Officer of NHancement. The warrants are immediately exercisable and expire one year from the date of issuance. The exercise price on the date of issuance was equal to or greater than 100% of the fair market value as determined on the date of issuance.

(3) The warrants were granted to a consultant (who is also a member of the Board of Directors of NHancement) in consideration for the forgiveness of amounts due for consulting services. The warrants are immediately exercisable and expire one year from the date of issuance. The exercise price on the date of issuance was equal to or greater than 100% of the fair market value as determined on the date of issuance.

(4) The warrants were granted to outside financial consultants. The warrants are immediately exercisable and expire one year from the date of issuance. The exercise price on the date of issuance was equal to or greater than 100% of the fair market value as determined on the date of issuance.

(5) The 50,000 warrants were granted to each of the outside directors. The warrants are immediately exercisable and expire one year from the date of issuance. The exercise price on the date of issuance was equal to or greater than 100% of the fair market value as determined on the date of issuance.

(6) The warrants were granted to an outside sales representative in substitution for the commission earned for the sales made by the representative. The warrants are immediately exercisable and expire two years from the date of issuance. The exercise price on the date of issuance was equal to or greater than 100% of the fair market value as determined on the date of issuance.

ITEM 5.   OTHER INFORMATION

    Effective February 4, 2000, the Company completed its acquisition of the assets of SVG Software Services, Inc., a California corporation ("SVG"), pursuant to the Plan and Agreement of Reorganization (the "Agreement"), dated February 4, 2000, between NHancement and SVG. The parties intend that the transaction qualify as a tax-free reorganization within the meaning of
Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended, and section 24562(a)(3) of the California Revenue and Taxation Code, as amended.

    Under the Agreement, NHancement acquired from SVG, and SVG sold to NHancement all of the properties and assets of SVG, including all rights to its intellectual property and business as a going concern, its goodwill and the right to use its corporate name (collectively referred to as the "Assets"). In consideration for Assets by SVG, NHancement issued to SVG two hundred fifty thousand (250,000) shares of NHancement Common Stock.

    NHancement has agreed to use its best effort to qualify for registration on Form S-3, a portion (100,000 shares) the Common Stock issued to SVG as soon as practicable upon the written request by SVG or its assignees to effect such registration. The remaining 150,000 shares of Common Stock are subject to lockup agreements.

    Effective February 4, 2000 the Company also entered into an agreement with certain parties affiliated with SVG to acquire all of the outstanding shares of the Common Stock of Enhancement Technologies (India) Pte. Ltd. , a company organized and existing under the laws of the Republic of India. The purchase price payable for these outstanding shares is fifty thousand dollars ($50,000).

    For this transaction, the sellers of the shares have agreed to use their best effort to obtain approval from the government of the Republic of India within thirty (30) days of the date of the agreement.

    Both SVG Software Services Inc. and Enhancement Technologies (India) Pte. Ltd., have been involved in the development and design of software products. The acquisitions of these software properties are an important component of the Company's strategy to become a software products and services company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

       EXHIBIT
       NUMBER      DESCRIPTION OF EXHIBIT
    ------------ --------------------------------------------------------------
         2.5       Plan and Agreement of Reorganization between the Company and
                   SVG Software Services, Inc., a California corporation, dated
                   February 4, 2000.

         2.6       Stock Purchase Agreement between the Company and Vijay and
                   Vinita Gulechha dated February 4, 2000.

         4.16      Warrant dated December 10, 1999, issued to Douglas S. Zorn.

         4.17      Warrant dated December 10, 1999, issued to James S.
                   Gillespie.

         4.18      Warrant dated December 10, 1999, issued to John M. Black.

         4.19      Warrant dated December 10, 1999, issued to James S.
                   Gillespie.

         4.20      Warrant dated December 10, 1999, issued to N. Bruce Walko.

         4.21      Warrant dated December 10, 1999, issued to Robert J.
                   Schmier.

         4.22      Warrant dated December 10, 1999, issued to Diane Nowak.

        10.59      Letter dated December 10, 1999, terminating the Consultancy
                   Agreement dated June 7, 1999 between the Company and James
                   S. Gillespie.

        27.1       Financial data schedule


(b) Reports on Form 8-K:


    A report on Form 8-K was filed with the Commission on December 23, 1999 and later amended by a report on Form 8-K/A filed with the Commission on December 29, 1999.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NHANCEMENT TECHNOLOGIES INC.

                                   By: /s/ Douglas S. Zorn
                                       ----------------------------------------
Date: February 14, 2000                Douglas S. Zorn
                                       President and Chief Executive Officer
                                       and Acting Chief Financial Officer

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                        DESCRIPTION OF EXHIBIT
    ------------ -------------------------------------------------------------
         2.5       Plan and Agreement of Reorganization between the Company and
                   SVG Software Services, Inc., a California corporation, dated
                   February 4, 2000.

         2.6       Stock Purchase Agreement between the Company and Vijay and
                   Vinita Gulechha dated February 4, 2000.

         4.16      Warrant dated December 10, 1999, issued to Douglas S. Zorn.

         4.17      Warrant dated December 10, 1999, issued to James S.
                   Gillespie.

         4.18      Warrant dated December 10, 1999, issued to John M. Black.

         4.19      Warrant dated December 10, 1999, issued to James S.
                   Gillespie.

         4.20      Warrant dated December 10, 1999, issued to N. Bruce Walko.

         4.21      Warrant dated December 10, 1999, issued to Robert J.
                   Schmier.

         4.22      Warrant dated December 10, 1999, issued to Diane Nowak.

        10.59      Letter dated December 10, 1999, terminating the Consultancy
                   Agreement dated June 7, 1999 between the Company and James
                   S. Gillespie.

        27.1       Financial data schedule.