Form 10-Q
period 2000-03-31
NHANCEMENT TECHNOLOGIES INC
filed 2000-05-15
CIK 1025985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB
   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                                6663 OWENS DRIVE,
                          PLEASANTON, CALIFORNIA 94588
                    (Address of principal executive offices)

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

  As of May 15, 2000, there were 10,717,600 shares of Common Stock outstanding.

       Transitional Small Business Disclosure Format (check one) Yes    No  X
                                                                     ---   ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes. These condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 1999. The results for the six months ended March 31, 2000 are not necessarily indicative of the results of operations for a full year or of future periods.

                                                                                    NHANCEMENT TECHNOLOGIES INC.
                                                                                                AND SUBSIDIARIES

                                                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                                     (UNAUDITED)

================================================================================================================
                                                                                                  MARCH 31, 2000
================================================================================================================
ASSETS
CURRENT
       Cash and cash equivalents                                                                   $  2,103,800
       Restricted cash                                                                                  308,100
       Funds held in escrow (note 8)                                                                    791,100
       Accounts receivable, less allowance for doubtful accounts of $176,400                          8,638,200
       Inventory                                                                                      1,782,200
       Current portion of notes receivable from related parties                                         546,800
       Prepaid expenses and other                                                                       318,000
---------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                                                14,488,200
---------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                                                2,959,400

       Less accumulated depreciation                                                                 (1,187,900)
---------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                                                           1,771,500
---------------------------------------------------------------------------------------------------------------
       Excess cost over net assets acquired of NHAN NA, net of accumulated amortization of
       $375,000                                                                                         375,000
       Excess of cost over net assets acquired of INFOTEL, net of accumulated amortization of
       $364,800                                                                                       2,057,300
       Capitalized software                                                                           7,269,600
       Other assets                                                                                     160,600
---------------------------------------------------------------------------------------------------------------
                                                                                                   $ 26,122,200
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Lines of credit                                                                             $  1,673,600
       Accounts payable                                                                               5,067,900
       Accrued liabilities                                                                            2,249,200
       Deferred revenue                                                                               1,850,400
       Income tax payable                                                                               140,000
       Loan note from third parties                                                                   1,280,100
       Capital lease obligations, current portion                                                       169,600
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                            12,430,800

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                       254,200
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                    12,685,000
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
       Common stock, $0.01 par value, 20,000,000 shares authorized, 10,717,600 shares issued
         and outstanding                                                                                107,200
       Additional paid-in capital                                                                    30,759,100
       Accumulated deficit                                                                          (17,222,000)
       Cumulative translation loss                                                                     (207,100)
---------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                           13,437,200
---------------------------------------------------------------------------------------------------------------
                                                                                                   $ 26,122,200
===============================================================================================================


                                                                                           NHANCEMENT TECHNOLOGIES INC.
                                                                                                       AND SUBSIDIARIES

                                                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                            (UNAUDITED)

=======================================================================================================================
                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       MARCH 31,                     MARCH 31,
                                                                1999           2000            1999            2000
=======================================================================================================================
NET REVENUES                                               $  5,714,600    $  9,002,200    $  8,976,500    $ 17,743,100
Cost of sales                                                 3,679,700       5,739,200       5,942,800      11,736,500
-----------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                  2,034,900       3,263,000       3,033,700       6,006,600
-----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative                           1,710,800       2,528,900       3,961,200       4,714,100
Restructuring charges                                           189,000              --         189,000              --
Amortization of excess of cost over net assets acquired         110,700         124,900         221,200         249,700
-----------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                      2,010,500       2,653,800       4,371,400       4,963,800

-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                    24,400         609,200      (1,337,700)      1,042,800

OTHER INCOME (EXPENSE)
Interest income                                                  11,300          75,800          22,500         117,600
Interest expense                                                (32,400)       (171,300)        (97,600)       (285,900)
Other                                                            18,600          75,400          18,600          (5,000)
-----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                     (2,500)        (20,100)        (56,500)       (173,300)

INCOME (LOSS) BEFORE INCOME TAXES                                21,900         589,100      (1,394,200)        869,500
INCOME TAXES                                                         --          86,400              --         123,800
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                          $     21,900    $    502,700    ($ 1,394,200)        745,700

PREFERRED DIVIDENDS                                              (3,400)             --          (6,800)         (2,400)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS         $     18,500    $    502,700    ($ 1,401,000)   $    743,300
-----------------------------------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER COMMON SHARE (NOTE 7)                    --    $       0.05    $      (0.24)   $       0.08
DILUTED NET INCOME (LOSS) PER COMMON SHARE (NOTE 7)                  --    $       0.04    $      (0.24)   $       0.07
=======================================================================================================================
SHARES USED IN PER SHARE CALCULATION-BASIC                    5,800,200      10,186,900       5,769,400       8,815,700
=======================================================================================================================
SHARES USED IN PER SHARE CALCULATION-DILUTED                  6,497,500      13,142,200       5,769,400      10,945,900
=======================================================================================================================

                                                                                                       NHANCEMENT TECHNOLOGIES INC.
                                                                                                                   AND SUBSIDIARIES

                                                                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                                                                                      EQUITY AND COMPREHENSIVE LOSS
                                                                                                                        (UNAUDITED)

===================================================================================================================================
                                   PREFERRED STOCK          COMMON STOCK       ADDITIONAL                 CUMULATIVE
                                      PAR VALUE              PAR VALUE          PAID IN     ACCUMULATED   TRANSLATION
                                 SHARES     AMOUNT       SHARES      AMOUNT     CAPITAL       DEFICIT         LOSS          TOTAL
===================================================================================================================================
Balance, September 30, 1999      11,300   $ 854,800     8,219,700   $ 82,200  $24,472,800   ($17,965,300)  ($208,600)   $ 7,235,900

Preferred Shares converted
into Common Stock               (11,300)   (854,800)    1,056,500   $ 10,600  $   844,200             --          --             --

Dividends on preferred stock
converted to common shares           --          --        23,700   $    200  $    23,900        ($2,400)         --    $    21,700

Common Stock and warrants
issued for Trimark, Inc.
acquisition                          --          --       750,000   $  7,500  $ 3,011,800             --          --    $ 3,019,300

Exercise of warrants for
Common Stock                         --          --       417,700   $  4,200  $   165,200             --          --    $   169,400

Acquisition of software
assets from SVG Software             --          --       250,000   $  2,500  $ 2,175,000             --          --    $ 2,177,500

Cost of warrant issued to
consultants                          --          --            --         --  $    66,200             --          --    $    66,200

Comprehensive income:                            --
Net income                           --          --            --         --           --   $    745,700          --    $   745,700
Cumulative translation gain          --          --            --         --           --             --   $   1,500    $     1,500
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                  $    743,300   $   1,500    $   747,200
===================================================================================================================================
Balance at March 31, 2000            --          --    10,717,600   $107,200  $30,759,100   ($17,222,000)  ($207,100)   $13,437,200
===================================================================================================================================

                                                                            NHANCEMENT TECHNOLOGIES INC.
                                                                                        AND SUBSIDIARIES

                                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                             (UNAUDITED)

========================================================================================================
                                                                                    SIX MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   1999           2000
========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                                ($1,394,200)  $   745,700
         Adjustments to reconcile net loss to net cash provided by (used  in)
         operating activities:
       Depreciation and other amortization                                         202,000       208,400
       Amortization of excess cost over net assets acquired, including
            impairment loss                                                        221,200       249,700
       Gain on sale of fixed assets                                                (11,600)        1,000
       Compensation related to stock options and warrants                           34,700        66,200
       Other                                                                       (10,600)       11,000
       Changes in operating assets and liabilities:
           Accounts receivable                                                      85,500    (2,945,300)
           Inventory                                                               (20,900)     (191,500)
           Prepaid expenses and other                                               11,400       (67,000)
           Other assets                                                            221,500      (112,300)
           Income tax payable                                                      (86,800)       90,000
           Accounts payable and other current liabilities                          907,900     1,014,700
--------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    181,300      (929,400)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Restricted cash                                                             112,700      (120,000)
       Note receivable from related party                                           12,100            --
       Loss on sale of fixed assets                                                116,000        17,000
       Cash acquired in connection with the purchase of Trimark                         --        44,700
       Purchase of software assets                                                      --      (240,100)
       Purchase of property and equipment                                         (178,800)     (375,800)
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 62,000      (674,200)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Funds in escrow                                                                  --      (791,100)
       Net borrowing under line of credit                                          561,100     1,133,900
       Proceeds from warrants exercised for common stock                                --       169,400
       Proceeds from issuance of notes payable                                          --       950,000
       Principal payments on capital leases                                        (16,400)      (63,100)
       Principal payment on notes payable                                         (700,800)       (2,110)
--------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                             (156,100)    1,397,000
--------------------------------------------------------------------------------------------------------
         Effect of exchange rate changes on cash                                   (53,000)      (18,700)
--------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           34,200      (206,600)
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,677,200     2,359,100

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 1,711,400   $ 2,103,800
========================================================================================================
SUPPLEMENTAL DATA:
       Interest paid                                                           $   134,400   $   139,500
       Income taxes paid                                                                --   $     6,100


DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In the six months ended March 31, 2000, property and equipment additions of $341,900 were financed by capital lease obligations.

     In December 1999, the Company accepted cabling and wiring improvements of $53,200 made to its leased office by a related party in lieu of payment on a note due from this related party.

     During the six months ended March 31, 2000, property and equipment additions of $127,400 were financed by capital lease obligations.

                ------------------------------------------------

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

1.       MANAGEMENT'S REPRESENTATIONS

         The accompanying condensed consolidated financial statements as of March 31, 2000, and for the three and six months ended March 31, 2000 and 1999 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), although the Company believes the disclosures made are adequate to make the information presented not misleading.

         In the opinion of management of NHancement Technologies, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 2000 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 1999 and 2000. These adjustments represent normal recurring items.

         These condensed consolidated unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 1999. The results for the six months ended March 31, 2000 are not necessarily indicative of the results of operations for a full year or of future periods.

         The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts or revenues and expenses during the reported period. Actual results could differ from these estimates.

2.       FINANCIAL STATEMENT PRESENTATION AND NEW STANDARDS

The Company's fiscal year ends on September 30.

Recent Accounting Pronouncement

         In June 1998, the Financial Accounting Standard Board issued Statement of Financial Standard No.133 "Accounting for Derivative Instruments and Hedging Activities"("FAS 133") which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure them at fair market value. If certain conditions are met, a derivative may be specially designated as a hedge, the objective of which is to match the timing of gain or loss recognition as the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. FAS No. 133 is effective for all fiscal years beginning after June 15, 2000, and the Company will not be adopting FAS 133 until fiscal year 2001. Historically, the Company has not entered into derivative contracts for speculative purpose. In the current quarter, the Company did enter through its INFOTEL Technologies Pte Ltd ("INFOTEL") subsidiary a derivative contract for trade hedging purpose. In light of its recent acquisition of INFOTEL, management may enter into derivative contracts to hedge its foreign currency risk in the future.

3.       STOCK OPTIONS AND WARRANTS

         During the six months ended March 31, 2000, the Company issued 50,000 warrants to an independent sales professional for services to be rendered over the next two quarters; 150,000 warrants to the former owner of Voice Plus, Inc. and currently a consultant of the Company in lieu of consulting fees under his consulting agreement rendered in the past and for services to be rendered in future periods; 175,000 warrants to outside advisors to assist the Company with acquisitions and additional financing during the next three quarters; and 100,000 to the President and Chief Executive Officer, all the above warrants with an exercise price of $3.4275 per share.

         During the three months ended March 31, 2000, the Company issued 50,000 warrants to a director with an exercise price of $11.50 per share.

4.       FINANCING ACTIVITIES

         The Company's INFOTEL subsidiary has completed a line of credit agreement providing for banking facilities up to SGD3.5 million (approximately USD2.0 million) bearing interest at the Singapore prime rate plus 1.25%, collateralized by the assets of the subsidiary and the Company's guarantee. There were no outstanding balances as at March 31, 2000.

         The Company received $950,000 as a loan from third parties in March 2000. In April 2000, the Company repaid $100,000. The Company is in the process of finalizing the terms and conditions of the loan.

5.       ACQUISITION TRANSACTION AND UNAUDITED PRO FORMA FINANCIAL DATA

         On January 21, 2000, the Company entered into a Plan and Agreement of Reorganization (the "Agreement") whereby the Company acquired all the outstanding shares of common stock of Nhancement Enterprise Software Solutions, Inc., dba Triad Marking, formerly Nhancement Acquisition Corporation, being the surviving corporation that was merged with Trimark Incorporated ("TRIMARK"), in exchange for 750,000 shares of the Company's common stock and warrants to purchase 250,000 shares of the Company's common stock. TRIMARK is a California corporation headquartered in San Diego, that designs, manufactures and markets profile selling software products to corporate clients. The warrants have a term of three years and are exercisable at a price of $1.5250. The Company's Board of Directors determined the fair value of the TRIMARK business; no independent appraisal was obtained. This acquisition was disclosed in the Company's report on Form 8-K which was filed with the Securities and Exchange Commission on February 7, 2000. The acquisition is being accounted for as a purchase.

         The Agreement also provides for a subsequent adjustment to the consideration delivered to the shareholders of TRIMARK in the event that the average price of a share of the Company's common stock for the five consecutive trading days, ending on the last trading day immediately prior to the first anniversary and second anniversary of the Validation Date is less than $4.00 per shares. Such additional consideration may be paid, at the Company's option, in cash or by delivery of shares of the Company's common stock at then current market value (or combination of the foregoing).

         As of March 31, 2000, the purchase price of TRIMARK and the net assets acquired recorded in connection with the TRIMARK acquisition are summarized as follows:

         Common Stock - 750,000 shares and 250,000 warrants
                        subject to a share price guarantee                                   $3,019,300
                                                                                             ----------


         Net asset acquired consists principally of the following:
                        Cash and cash equivalents                                               $44,700
                        Accounts receivable                                                       1,400
                        Property and equipment                                                   72,100
                        Software asset                                                        3,365,000
                        Other assets                                                             63,800
                        Accounts payable and accrued expenses                                  (527,700)
                                                                                             ----------
                                                                                             $3,019,300
                                                                                             ==========

         On February 4, 2000, the Company had acquired all the shares of Enhancement Technologies (India) Pte. Ltd. ("NHAN INDIA") a company incorporated in Chennai, India that engages in the business of web design and software products development for a cash payment of $50,000. The results of NHAN INDIA have been excluded from the pro forma financial data presented below as they are not material.

         The condensed unaudited pro forma statements of operations combine the results of operations of the Company and TRIMARK for the six months ended March 31, 2000 and March 31, 1999, as if the acquisition had occurred at the beginning of the period, after giving effect to certain adjustments including amortization of the excess of cost over net assets acquired and interest expense on notes payable to related parties. The following unaudited pro forma summary does not necessarily reflect the results of operations as they would have been had the TRIMARK acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of the results of operations for any future period.

      ================================================================================================================
                                                                            UNAUDITED                UNAUDITED
                                                                            PRO FORMA                PRO FORMA
                                                                        SIX MONTHS ENDED         SIX MONTHS ENDED
                                                                            MARCH 31,                MARCH 31,
                                                                               1999                     2000
      ================================================================================================================
      Net revenues                                                            $9,809,300             $18,161,900
      Net (loss) income                                                      ($1,430,800)                614,100

      Net (loss) income per common share                                          ($0.22)                  $0.06

      Weighted average common and common equivalent shares
      outstanding                                                              6,519,500              11,590,700
      ================================================================================================================

6.       EARNINGS PER SHARE

         Earnings per share were computed under the provisions of SFAS 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    MARCH 31,                   MARCH 31,
          NET LOSS - NUMERATOR                1999           2000         1999            2000
===================================================================================================
Net income (loss)                        $     21,900   $    502,700  ($ 1,394,200)  $    745,700

Preferred stock dividends                      (3,400)            --        (6,800)        (2,400)
---------------------------------------------------------------------------------------------------
Basis net income (loss) applicable to
common stock                             $     18,500        502,700  ($ 1,401,000)  $    743,300
===================================================================================================
Preferred dividends                      $      3,400                  $     6,800   $      2,400
===================================================================================================
Diluted net income (loss) applicable
to common stock                          $     21,900   $    502,700  ($ 1,394,200)  $    745,700
===================================================================================================

COMMON SHARES - DENOMINATOR

Basic weighted average common shares
outstanding                                 5,800,200     10,186,900     5,769,400      8,815,700
Option and warrants                            23,900      2,945,000            --      1,901,200
Preferred stock if converted                  496,200         10,300            --        224,800
Other contingently issuable shares            177,200             --            --          4,200
===================================================================================================
Diluted weighted average common
shares outstanding                          6,497,500     13,142,200     5,769,400     10,945,900

===================================================================================================



7.       SEGMENT REPORTING

         NHancement's reportable operating segments include NHancement Technologies North America, Inc. ("NHAN NA", formerly Voice Plus, Inc.), INFOTEL and Nhancement Technologies Software Group, Inc. ("NHAN SWG"). NHAN NA, operating in the United States, is a systems integrator and distributor of voice processing equipment, which includes equipment installation, technical support and ongoing maintenance. NHAN NA derives substantially all of its revenues from sales in the United States. INFOTEL is a provider and integrator of infrastructure communications equipment products operating in Singapore, providing radar system integration, turkey project management services and test instrumentation. INFOTEL derives substantially all of its revenue from sales in Asia. NHAN SWG was formed late in fiscal year 1999 to internally develop and sell integration and application software products. TRIMARK, headquartered in San Diego and acquired on January 21, 2000, designs, manufactures and markets profile selling software products to corporate clients. NHAN INDIA, a company based in Chennai, India that engages in the business of web designs and software products development has been excluded from segmental reporting as the expenses for the three months ended March 31, 2000 was insignificant. Corporate expenses have been charged to the Company under the heading "OTHER."

         Financial information for these segments includes the following:

         THREE MONTHS ENDED MARCH 31, 2000
===================================================================================================================
                                        NHAN                     NHAN
                                         NA         INFOTEL       SWG         TRIMARK       OTHER        TOTAL
-------------------------------------------------------------------------------------------------------------------
Net Sales to external customers     $ 5,792,500  $ 2,764,200  $   445,500            --  $ 9,002,200            --
Income (loss) from continuing
operations                              685,200      344,100      (92,200)        7,200     (441,600)  $   502,700
Total assets (includes goodwill)      8,161,400    8,763,300    1,823,400     3,565,400    3,808,700    26,122,200
===================================================================================================================

         THREE MONTHS ENDED MARCH 31, 1999
===================================================================================================================
                                      NHAN                       NHAN
                                       NA         INFOTEL         SWG         TRIMARK      OTHER        TOTAL
---------------------------------------------------------------------------------------------------------------
Net Sales to external customers     $ 3,637,100  $ 2,077,500           --            --           --   $ 5,714,600
Income (loss) from continuing
operations                              576,900       50,600           --            --     (605,600)  $    21,900
Total assets (includes goodwill)      3,848,400    7,666,400           --            --      458,300    11,973,100
===================================================================================================================

         SIX MONTHS ENDED MARCH 31, 2000
===================================================================================================================
                                      NHAN                       NHAN
                                       NA         INFOTEL         SWG         TRIMARK      OTHER        TOTAL
---------------------------------------------------------------------------------------------------------------
Net Sales to external customers     $10,735,400  $ 6,562,200           --   $   445,500           --   $17,743,100
Income (loss) from continuing
operations                            1,167,000      641,500     (148,100)        7,200     (921,900)  $   745,700
Total assets (includes goodwill)      8,161,400    8,763,300    1,823,400     3,565,400    3,808,700    26,122,200
===================================================================================================================

         SIX MONTHS ENDED MARCH 31, 1999
===================================================================================================================
                                      NHAN                       NHAN
                                       NA         INFOTEL         SWG         TRIMARK      OTHER        TOTAL
---------------------------------------------------------------------------------------------------------------
Net Sales to external customers     $ 5,034,000  $ 3,942,500           --            --           --   $ 8,976,500
Income (loss) from continuing
operations                               33,700      239,600           --            --   (1,667,500)  ($1,394,200)
Total assets (includes goodwill)      3,848,400    7,666,400           --            --      458,300    11,973,100
===================================================================================================================


8.       SUBSEQUENT EVENTS

         On March 14, 2000, the Company exercised its rights under Clause
Section 4(D)(i) of a Sales and Purchase Agreement dated January 19, 1998 to repurchase 216,513 shares of the Company's common stock from the former vendors of INFOTEL for approximately $3.60 per share. This transaction had not been completed as of March 31, 2000, but is expected to be completed during the next quarter. The Company has placed $791,100 in escrow to execute this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NHancement Technologies Inc. ("NHancement" or the "Company") is a unified communication solution company that integrates and distributes voice and data processing equipment and telecommunications systems in the United States and Asia.

         The Company's condensed consolidated financial statements include the results of the Company and four of its operating subsidiaries: NHancement Technologies North America, Inc. ("NHAN NA" formerly Voice Plus, Inc.), INFOTEL Technologies (Pte) Ltd ("INFOTEL"), NHancement Technologies Software Group, Inc. ("NHAN SWG") and Nhancement Acquisition Corp. (formerly, Trimark Incorporated, "TRIMARK" ). The condensed consolidated financial statements contain results of operations from NHancement and its NHAN NA, INFOTEL subsidiaries for all periods presented, and those of NHAN SWG for the three and six months ended March 31, 2000, and those of TRIMARK for the period from January 21, 2000 to March 31, 2000.

         Certain statements contained in this Report, including, without limitation, statements containing the words "believes," anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be substantially different from those predicted. The factors that could affect our actual results include the following:

         - general economic and business conditions, both nationally and in the regions in which we operate

         -        competition

         -        changes in business strategy or development plans

         -        delays in the development or testing of our products

         - technological, manufacturing, quality control or other problems that could delay the sale of our products

         - our inability to obtain appropriate licenses from third parties, protect our trade secrets, operate without infringing upon the proprietary rights of others, or prevent others from infringing on our proprietary rights

         - our inability to obtain sufficient financing to continue to expand operations

         -        changes in demand for products by our customers

         Certain of these factors are discussed in more detail elsewhere in this Report, including under the caption "Risks Factors".

         We do not undertake any obligation to publicly update or revise any forward-looking statements contained in this Report or incorporated by reference, whether as a result of new information, future events or otherwise. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this Report might not transpire.

GENERAL

         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this second quarter report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 1999 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

         In this MD&A, the Company explains its results of operations and discusses its financial condition for the three and six month periods ended March 31, 2000, as compared to the corresponding periods in 1999. The discussion of financial condition includes changes taking place or believed to be taking place in the software, voice processing, data processing and communications industry, and how the Company expects these changes to influence future results of operations; and liquidity and capital resources, including discussions of capital financing activities and uncertainties that could affect future results.

RESULTS OF OPERATIONS

         In this section, the Company provides the components of its earnings for the three and six month periods ended March 31, 2000 and March 31, 1999. The Company then explains variances within revenues and expenses for these same periods.

         The following table shows results of operations, as a percentage of net sales, for the three and six-month periods ended March 31, 2000 and March 31, 1999:

          NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES
=============================================================== =========================== ===========================
                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          MARCH 31,                   MARCH 31,
                                                                    1999          2000          1999          2000
=============================================================== ============= ============= ============= =============
Net sales                                                             100.0%        100.0 %       100.0 %       100.0 %
Cost of sales                                                          64.4%         63.8 %        66.2 %        66.1 %
Gross profit                                                           35.6%         36.2 %        33.8 %        33.9 %
Restructuring, selling,, general and administrative expenses           33.2%         28.1 %        46.2 %        26.6 %
Amortization of excess costs over net asset acquired                    1.9%          1.4 %         2.5 %         1.4 %
(Loss) income from operations                                           0.4%          6.8 %       (14.9)%         5.9 %
Other income (expense)                                                  0.0%         (0.2)%        (0.6)%        (1.0)%
(Loss) income before taxes                                              0.4%          6.5 %       (15.5)%         4.9 %
Income tax                                                              0.0%          1.0 %         0.0 %         0.7 %
Net (loss) income                                                       0.4%          5.6 %       (15.5)%         4.2 %
=============================================================== ============= ============= ============= =============

Revenues

         Company revenue for the quarter ended March 31, 2000, increased $3.3 million or 57.5% to $9.0 million for the three months ended March 31, 2000 as compared to $5.7 million for the same period in 1999. On a year-to-date basis, the Company revenues increased by 97.6% or $8.7 million from $9.0 million during the six months ended March 31, 1999 to $17.7 million during the six months ended March 31, 2000. The increases in revenues for the three and six months ended March 31, 2000, were due primarily to: (i) increased INFOTEL revenues associated with test and measurement equipment in the quarter ended March 31, 2000 and the six months ended March 31, 2000, and
(ii) increased NHAN NA legacy systems sales for quarter ended March 31, 2000. NHAN NA's net revenue on a stand-alone basis increased 61.1% or $2.2 million from $3.6 million for the three months ended March 31, 1999 to $5.8 million for the three months ended March 31, 2000. On a year-to-date basis, NHAN NA's net revenue increased by 114 % or $5.7 million from $5.0 million for the six months ended March 31, 1999 to $10.7 million for the six months ended March 31, 2000. The increase in NHAN NA revenues came from increased enterprise information center product sales as well as legacy system sales within its existing customer base and from new customers.

         Revenues for the Company's INFOTEL subsidiary located in Singapore on a stand-alone basis increased 33.3% from $2.1 million at March 31, 1999, to $2.8 million for the same period in 2000. On a year-to-date basis, revenues grew by 60.1% from $ 4.1 million for the six months ended March 31, 1999 to $6.6 million for the six months ended March 31, 2000. The increase in revenues occurred within the test instrument products and networking business segments due to high demand from key customers.

         The Company's TRIMARK subsidiary acquired on January 21, 2000, added revenues of $0.5 million for the quarter ended March 31, 2000, from profile selling software products to corporate clients. On a stand-alone pro forma basis, TRIMARK's net sales for the second quarter increased by 25% from $0.4 million in March 31, 1999, to $0.5 for the same period in 2000. On a year-to-date pro forma basis, revenues are up 12.5% from $0.8 million to $0.9 million. The increases were derived from marketing communication information files ("MCIF") sales.

         Backlog for the Company products decreased to $4.0 million at March 31, 2000 as compared to $5.3 million for the quarter ended December 31, 1999. NHAN NA's order backlog decreased slightly from $2.4 to $2.2 million and INFOTEL's backlog decreased substantially to $1.3 million at March 31, 2000 from $2.4 million at December 31, 1999. Backlog for NHAN SWG as of March 31, 2000 was about $0.5 million and TRIMARK's backlog was insignificant for the quarter ended March 31, 2000.

Gross Margin

         Company gross margins for the three months ended March 31, 2000, increased slightly to 36.2% as compared to the 35.6% for same period in 1999. For the six months ended March 31, 1999 and 2000, the Company gross margin remained constant in the 33.8% to 33.9% range. NHAN NA's gross margin on a stand-alone basis decreased slightly from 37.9% to 36.7% for the quarter ended March 31, 2000, as compared to the same period of 1999. For the six months ended March 31, 2000, NHAN NA's gross margin improved from 34.6% for the period ended March 31, 1999 to 36.2% due to the economies of scale associated with a significantly higher level of sales. INFOTEL's gross margin on a stand-alone basis improved from 21.8% to 26.8% for the quarter ended March 31, 2000.

This increase in gross margin was due to (i) improved gross margins for test equipment product which represents 48% of total revenue and (ii) lower operating expenses. For the six months ended March 31, 1999 and 2000, INFOTEL's gross margin remained constant at 26%. TRIMARK had, on a pro forma stand-alone basis, a gross margin increase from 82.9% in 1999 to 86.4% for the quarter ended March 31, 2000, an increase from 79.2% in 1999 to 84.4% for the six month ended March 31, 2000. This increase in gross margin for the three and six months are due to the minimal costs associated with MCIF sales.

Selling, General and Administrative Expenses

         Company-wide selling, general and administrative ("SG&A") expenses as a percentage of net sales decreased to 29.5% for the three months ended March 31, 2000 versus 35.2% for the same period in 1999. For the six months ended March 31, 2000, SG&A declined to 28.0% from 48.7% on a Company-wide basis. SG&A for NHAN NA on a stand-alone basis increased slightly to 22.0% for the second fiscal quarter of 2000 compared to 20.7% for the same three-month period in 1999. For the six months ended March 31, 2000, NHAN NA's SG&A expenses as a percentage of revenue declined to 22.9% from 32.5%. The decrease was due primarily to decreases in salary expenses as a percentage of revenue; a decrease in other expenses including outside services, legal & audit as a percentage of revenue and a decrease in relocation costs related to the former Chief Executive Officer which was incurred in the same period in the prior year.

         On a stand-alone basis, INFOTEL's SG&A as a percent of revenues decreased to 17.4% for the three months ended March 31, 2000, compared to 23.4% for the three months ended March 31, 1999. For the six months ended March 31, 2000, INFOTEL's SG&A expenses as a percentage of revenue declined to 17.4% from 23.7%. INFOTEL's SG&A expenses as a percent of revenues decreased mainly because of the significant increase in INFOTEL's revenues during the second quarter and for the six months ended March 31, 2000.

         On a stand-alone pro forma basis, TRIMARK's SG&A as a percent of revenues increased to 97.7% for the three months ended March 31, 2000 compared to 91.9% for the three months ended March 31, 1999. On a pro forma basis, for the six months ended March 31, 2000, TRIMARK's SG&A expenses as a percentage of revenue increased to 95.6% from 81.2%. TRIMARK's SG&A expenses as a percent of revenues increased mainly because of the significant increase in marketing team to support a large project during the second quarter and for the six months ended March 31, 2000.

         NHancement's corporate overhead costs decreased by $0.2 million for the three months ended March 31, 2000, compared to $0.6 million for the same period in the prior year due primarily to a decrease in salaries and relocation costs. For the six months ended March 31, 2000, NHancement's corporate overhead costs decreased by 47.1% or $0.8 million from $1.7 million to $0.9 million.

Income taxes

         The Company currently has approximately $7 million in US federal net operating loss carry-forwards. The majority of these net operating losses are subject to an annual limitation of $250,000. At March 31, 2000, the Company provided a 100% reserve against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets, such that a full valuation allowance is required. The income tax of $124,000 shown in the condensed consolidated statement of operations relates to accrued tax liabilities for our subsidiary in Singapore.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended March 31, 2000, net cash used in operating activities was $0.9 million. Utilization of cash consisted primarily of increases in accounts receivable and in inventory which were offset by an increase in net income before depreciation and amortization and increases in accounts payable. Net cash provided by investing and financing activities totaled $0.7 million consisting of increased borrowings under the Company's line of credit and proceeds from issuance of notes payable which were offset by purchases of software, property and equipment. At March 31, 2000, the Company's working capital was $2.1 million, an improvement of $0.1 million over the quarter ended December 31, 1999. The Company had a cash balance of $2.4 million (including restricted cash of $308,100) at March 31, 2000.

         As of March 31, 2000, the Company's credit line allowed borrowing of up to $1.5 million as advances against receivables. The Company, through its INFOTEL subsidiary, has completed a credit line with a major Singapore bank for S$3.5 million (approximately US$2.0 million) with interest at 1.25% above the bank prime rate to be used for INFOTEL's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. This credit line is guaranteed by the Company.

         As of March 31, 2000, the Company had no commitment for material capital expenditures. However, the Company anticipates material capital expenditure during the remainder of the fiscal year, a substantial portion of which will be financed through equipment leases and will not require significant direct outlays of cash.

         Based upon its present earnings and cost reduction plans, management believes that operating cash flow, available cash and available credit are adequate to meet the working capital needs of the Company and its subsidiaries during the next 12 months. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to successfully implement its acquisition program. There can be no assurance that the Company will be able to obtain either debt or equity financing, if and when it is needed, for acquisition or general working capital purposes.

RISK FACTORS

         The following risk factors, as well as the risks described under "Management's Discussion and Analysis of Financial Condition and Results of Operations," may cause actual results to differ materially from those in any forward-looking statements contained in the MD&A or elsewhere in this report or made in the future by the Company or its representatives. Such forward-looking statements involve known risks, unknown risks and uncertainties and other factors, which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ significantly from such forward-looking statements.

WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE
PROFITABILITY.

         Although we recorded net income of approximately $502,700 on net revenues of $9.0 million for our second quarter ended March 31, 2000, and net income of $745,700 on $17.7 million in revenue for the six months ended March 31, 2000, we sustained significant losses for the fiscal year ended September 30, 1999 and for the nine-month period ended September 30, 1998.

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

OUR EQUITY AND DEBT FUNDING SOURCES MAY BE INADEQUATE TO FINANCE FUTURE ACQUISITIONS.

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

         Both debt and equity financing involve certain risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses. Equity financing may be dilutive to our stockholders' interest in our assets and earnings. For example, of a total of 12,500 shares of our Series A convertible preferred stock sold in April 1998, those shares plus accrued dividends were converted into 1,231,180 shares of our common stock at an average price per share of approximately $1.05. Prior to the issuance of such shares of our preferred stock in April 1998, a total of approximately 4,437,000 shares of our common stock had been outstanding. As of December 31, 1999, 17,200 shares of our preferred stock plus accrued dividends had been converted into about 1.7 million shares of our common stock at an average price of $1.04 resulting in a dilutive effect on our existing stockholders. At March 31, 2000, 300 shares of our preferred stock had been converted into 10,435 shares of our common stock at an average price per share of $2.90. No preferred stock remains outstanding as of March 31, 2000. In addition, common stock issued as consideration in an acquisition transaction may be dilutive under certain circumstances to our existing stockholders.

WE RELY UPON OUR DISTRIBUTOR AND SUPPLIER RELATIONSHIPS AND WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS.

         Our North American subsidiary operations are based upon the integration of hardware, software, and communications and data processing equipment manufactured by others into systems designed to meet the needs of our customers. Although we have distributor agreements with a number of equipment manufacturers, a major portion of our revenues are based upon products manufactured by three companies. In this regard, we rely to a significant extent on products manufactured (and services provided) by Centigram Communications Corporation, products manufactured by Baypoint Innovations, a division of Mitel, Inc., that purchased the customer premises equipment business of Centigram Communications Corporation, and on products manufactured by Interactive Intelligence, Inc., principally its enterprise information center product, a next-generation communications server that merges voice and data functions into a single computer-based system. Revenues from the sale of enterprise information center products accounted for approximately 10% of our North American subsidiaries revenues for the last two quarters ended September 30, 1999 and approximately 8.3% of our North American subsidiaries revenues for the quarter ended March 31, 2000. Enterprise information center revenues are expected to increase rapidly in future quarters.

         Legacy voicemail systems revenues (which includes customer premises equipment revenues) made up approximately 80.7% of our total revenues for the quarter ended March 31, 2000. Management believes that future revenues from legacy voicemail systems will steadily decline over the next two years, due to the introduction of new unified messaging systems, which integrate several diverse messaging technologies, such as voicemail, email and facsimile. Our ability to transition our revenue to the new unified messaging platforms will be critical, not only for our future growth but also to maintain our current revenue levels. Any disruption in our relationships with Centigram Communications Corporation, Baypoint Innovations, a division of Mitel, Inc. or Interactive Intelligence, Inc. would have a significant adverse effect on our business for an indeterminate period of time until new supplier relationships could be established. Further, any material change in our other distributor relationships could adversely affect our financial condition.

         Infotel Technologies (Pte) Ltd., our Singapore subsidiary, offers a wide range of infrastructure communications equipment products. Infotel Technologies (Pte) Ltd. also has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel Technologies (Pte) Ltd.'s profitability depends in part on a steady stream of revenues relating to the services performed for Rohde & Schwarz test instruments. Since Infotel Technologies (Pte) Ltd.'s revenues comprised approximately 41% of our total revenues for the fiscal year ended September 30, 1999, and approximately 37% of our total revenues for the quarter ended March 31, 2000, any material change in Infotel Technologies (Pte) Ltd.'s relationship with its manufacturers, including Rohde & Schwarz, and any interruption in the delivery of products to Infotel Technologies (Pte) Ltd. by its key suppliers, would materially adversely affect our results of operations and financial condition.

         We currently service approximately 1,000 customers. The revenues from our three largest customers accounted for approximately 48.9%, 11.0% and 6.7% respectively of total revenues during the second quarter ended March 31, 2000. No other customer accounted for over 5% of total revenues during this period. This concentration of revenues results in additional risk to us and our operations, and any disruption of orders from our largest customers would have an adverse effect on our results of operations and financial condition.

OUR MARKET IS HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

         The voice processing and customer premises equipment and related software markets are highly competitive and competition in this industry is expected to further intensify with the introduction of new product enhancements and new competitors. We compete with a number of larger integrated companies that provide competitive voice-processing products and services as subsets of larger product offerings. Our existing and potential competitors include many large domestic and international companies that have better name and product recognition in the market for our products and services and related software, a larger installed base of customers, and substantially greater financial, marketing and technical resources than ourselves.

         Our Singapore subsidiary, Infotel Technologies (Pte) Ltd., competes against several large companies in Singapore that are better capitalized. Although Infotel Technologies (Pte) Ltd. has in the past managed to compete successfully against these larger companies on the basis of its engineering and product management expertise, no assurances can be given that this expertise will allow Infotel Technologies (Pte) Ltd. to compete effectively with these larger companies in the future. Further, various large manufacturers headquartered outside of Singapore have established their own branch offices in Singapore and also compete with Infotel Technologies (Pte) Ltd.

OUR REVENUES WILL LIKELY DECLINE IF WE DO NOT DEVELOP AND INTEGRATE THE COMPANIES WE ACQUIRE.

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

         - The risk of reduced management attention to normal daily operations

         - Our dependence on the retention, hiring and training of key personnel and the potential risk of loss of such personnel

         - Our potential inability to successfully integrate the personnel, operations, technology and products of acquired companies

         -        Unanticipated problems or unknown legal liabilities

         -        Adverse tax or financial consequences

Two of our prior acquisitions, namely the acquisition of Voice Plus (now known as NHancement Technologies North America, Inc.) and Advantis Network & Systems Sdn Bhd, a Malaysian company, in the past yielded operating results that were significantly lower than expected. In fact, the poor performance of Advantis Network & Systems Sdn Bhd led to its divestiture less than one year after the company was acquired by us. Accordingly, no assurances can be given that the future performance of our subsidiaries will be commensurate with the consideration paid to acquire these companies. If we fail to establish the needed controls and to manage growth effectively, our operating results, cash flows and overall financial condition will be adversely affected.

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

         Infotel Technologies (Pte) Ltd., our Singapore subsidiary, accounted for approximately 41% of our revenues for the fiscal year ended September 30, 1999 and approximately 30.7% of our revenues for the quarter ended March 31, 2000. There are risks associated with our international operations, including:

         - Our dependence on members of management of Infotel Technologies (Pte) Ltd. and the risk of loss of customers in the event of the departure of key personnel

         - Unexpected changes in or impositions of legislative or regulatory requirements

         -        Potentially adverse taxes and adverse tax consequences

         -        The burdens of complying with a variety of foreign laws

         -        Political, social and economic instability

         -        Changes in diplomatic and trade relationships

Any one or more of these factors could negatively affect the performance of Infotel Technologies (Pte) Ltd. and result in a material adverse change in our business, results of operations and financial condition.

OUR STOCK PRICE COULD EXPERIENCE PRICE AND VOLUME FLUCTUATIONS.

         The markets for securities such as our common stock historically have experienced extreme price and volume fluctuations during certain periods. Other factors that also may adversely affect the market price of our common stock include the following:

         -        New product developments

         - Technological and other changes in the voice-messaging and communications industries

         -        Fluctuations in the financial markets

         -        General economic conditions

         -        Quarterly variations in our results of operations

IT WOULD REQUIRE SIGNIFICANT TIME AND EFFORT TO REPLACE OUR KEY PERSONNEL.

         Management changes often have a disruptive effect on businesses and can lead to the loss of key employees because of the uncertainty inherent in change. In 1999, our President and Chief Executive Officer resigned his position and, more recently, our Chief Financial Officer and the Secretary and General Counsel of NHancement Technologies, Inc. left us to pursue other opportunities. Douglas
S. Zorn, our former Chief Financial Officer, was promoted to President and Chief Executive Officer to fill these vacancies. John R. Zavoli was hired in May, 2000 as our Vice President of Finance and Chief Financial Officer. Ken Murray was hired in May 2000 as our Executive Vice President, Global Sales.

         While hiring efforts are underway to fill the vacancies created by the departure of other key employees, there is no assurance that these posts will be filled in the near future since the job market in the greater San Francisco Bay Area is intensely competitive. The loss of these or other key employees could have a material adverse effect on our operations. Furthermore, the recent changes in management may not be adequate to sustain our profitability or to meet our future growth targets.

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS WILL HARM OUR ABILITY TO COMPETE.

         We do not have any patents or copyrights and while we intend to file for copyright and patent protection, we currently rely on general common law and confidentiality and non-disclosure agreements with our key employees to protect our trade secrets. Our success depends on our ability to adequately protect our intellectual property rights. Our efforts to protect our intellectual property may not be sufficient against unauthorized third-party copying or use or the application of reverse engineering, and existing laws afford only limited protection. In addition, existing laws may change in a manner that adversely affects our proprietary rights. Furthermore, policing the unauthorized use of our product is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

OUR PRODUCTS COULD INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, RESULTING IN COSTLY LITIGATION AND THE LOSS OF SIGNIFICANT RIGHTS.

         We may be subject to legal proceedings and claims for alleged infringement of proprietary rights of others, particularly as the number of products and competitors in our industry grow and functionalities of products overlap. This risk is higher in a new market in which a large number of patent applications have been filed but are not yet publicly disclosed. We have limited ability to determine which patents our products may infringe and take measures to avoid infringement. Any litigation could result in substantial costs and diversion of management's attention and resources. Further, parties making infringement claims against us may be able to obtain injunctive or other equitable relief, which could prevent us from selling our products or require us to enter into royalty or license agreements which are not advantageous to us.

IF WE FAIL TO ADEQUATELY RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR EXISTING PRODUCTS WILL BECOME OBSOLETE OR UNMARKETABLE.

         Advances in technology could render our current products obsolete and unmarketable. We believe that to succeed we must enhance our software products and underlying technology, develop new products and technologies on a timely basis, and satisfy the increasingly sophisticated requirements of our customers. We may not successfully respond to technological change, evolving industry standards or customer requirements. If we are unable to adequately respond to these changes, our revenues could decline. In connection with the introduction of new products and enhancements, we have experienced development delays and related cost overruns, which are not unusual in the software industry. To date, these delays have not had a material impact on our revenues. If new releases or products are delayed or do not achieve broad market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction.

IF OUR SOFTWARE CONTAINS DEFECTS, WE COULD LOSE CUSTOMERS AND REVENUES.

         Software as complex as ours often contains unknown and undetected errors or performance problems. Many defects are frequently found during the period immediately following the introduction of new software or enhancements to existing software. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our software may not be error-free. Undetected errors or performance problems may be discovered in the future and errors considered minor by us may be considered serious by our customers. This could result in lost revenues or delays in customer acceptance and would be detrimental to our reputation, which could harm our business.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The case of BOWNE OF DALLAS, INC. VS. NHANCEMENT TECHNOLOGIES INC., Case No. CC-99-06178-D filed in the Dallas County (Texas) Court on November 23, 1999, was settled on March 24, 2000, for a total of $40,000.

         The case of BOWNE OF LOS ANGELES, INC. VS. NHANCEMENT TECHNOLOGIES INC., Case No. B C222457 filed in the Los Angeles County Superior Court on December 29, 1999, was settled on March 23, 2000, for a total of $25,000.

ITEM 2.   CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

             WARRANTS ISSUED DURING THE QUARTER ENDED MARCH 31, 2000

                                                    TITLE OF                              AGGREGATE        FORM OF
           CLASS OF               DATE OF          NHANCEMENT           NUMBER OF          PURCHASE       CONSIDER-
        PURCHASERS(1)               SALE           SECURITIES             SHARES            PRICE            ATION
------------------------------- ------------- ---------------------- ------------------ ----------------- -------------
Warrants granted to                                 Shares of
Director  (2)                     3/1/2000        Common Stock            50,000              (2)             (2)


     (1) The issuance of warrants to the individuals identified in the table above were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and /or Regulation D promulgated thereunder.

     (2) The warrants were granted to a new director. The warrants are immediately exercisable and expire one year from the date of issuance. The exercise price on the date of issuance was $11.50 per share equal to the closing price on February 29, 2000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.   OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

      EXHIBIT
      NUMBER                          DESCRIPTION OF EXHIBIT
    ------------ -------------------------------------------------------------------
          4.23      Warrant dated March 1, 2000, issued to William M. Stephens.

           27       Financial Data Schedule

(b)      Reports on Form 8-K:

         A report on Form 8-K was filed with the Commission on February 7, 2000 and later amended by a report on Form 8-K/A filed with the Commission on February 15, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NHANCEMENT TECHNOLOGIES INC.

                                By:   /s/ Douglas S. Zorn
                                   --------------------------------------------
Date: May 15, 2000                    Douglas S. Zorn
                                      President and Chief Executive Officer and
                                      Acting Chief Financial Officer


                       ----------------------------------

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                          DESCRIPTION OF EXHIBIT
    ------------ -------------------------------------------------------------------
          4.23      Warrant dated March 1, 2000, issued to William M. Stephens.

           27       Financial Data Schedule