Form 10QSB
period 2000-06-30
NHANCEMENT TECHNOLOGIES INC
filed 2000-08-14
CIK 1025985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-QSB
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

                                  Yes X  No
                                     ---    ---


As of August 14, 2000, there were 11,067,700 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes    No X
                                                              ---   ---

                                                 TABLE OF CONTENTS

                                                                                                        PAGE
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS ........................................................................    3
             (i) Condensed Consolidated Balance Sheet at June 30, 2000 ...............................    3
            (ii) Condensed Consolidated Statements of Operations for the
                  three months and nine months ended June 30, 1999 and 2000 ..........................    4
           (iii) Condensed Consolidated Statement of Stockholders' Equity
                  comprehensive loss .................................................................  5-6
            (iv) Condensed Consolidated Statement of Cash Flow for the
                  nine months ended June 30, 1999 and 2000 ...........................................  7-8
             (v) Notes to the Condensed Consolidated Financial Statements ............................ 9-14
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION ......................................................................... 14-27

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDING .............................................................................   28
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ....................................................   28
ITEM 5. OTHER INFORMATION ............................................................................   28
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................................  28-29
SIGNATURES ...........................................................................................   30

                                                           PART I
                                                   FINANCIAL INFORMATION


                                                                                                       NHANCEMENT TECHNOLOGIES INC.
                                                                                                                   AND SUBSIDIARIES

                                                                                               CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                                                        (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                JUNE 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
       Cash and cash equivalents                                                                                        $4,232,000
       Restricted cash                                                                                                     116,400
       Accounts receivable, less allowance for doubtful accounts of $396,100                                             3,347,100
       Inventory                                                                                                         2,066,000
       Advance payment on future lease obligation (Note 8)                                                               2,000,000
       Prepaid expenses and other                                                                                          329,400
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                                                                   12,090,900
-----------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                                                                   4,265,300
       Less accumulated depreciation                                                                                    (1,264,200)
-----------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                                                                              3,001,100
-----------------------------------------------------------------------------------------------------------------------------------
       Excess cost over net assets acquired of NHAN NA, net of accumulated amortization of
         $437,500                                                                                                          312,500
       Excess of cost over net assets acquired of INFOTEL, net of accumulated amortization of
         $427,100                                                                                                        1,995,000
       Capitalized software, including acquired software of $7.0 million                                                 7,383,400
       Deferred finance costs (Notes 3 and 8)                                                                              683,800
       Other assets                                                                                                        193,900
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       $25,660,600
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable                                                                                                  3,012,100
       Accrued liabilities                                                                                               3,202,500
       Deferred revenue                                                                                                  1,969,500
       Income tax payable                                                                                                  264,700
       Note payable                                                                                                        212,900
       Convertible debentures, net of discount (Note 3)                                                                  5,443,600
       Capital lease obligations, current portion                                                                          155,900
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                                               14,261,200
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                                          220,300
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                                       14,481,500
-----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
       Common stock, $0.01 par value, 20,000,000 shares authorized, 11,067,700  shares issued and
         outstanding                                                                                                       110,400
       Additional paid-in capital                                                                                       32,395,700
       Accumulated deficit                                                                                             (21,090,100)
       Cumulative translation loss                                                                                        (236,900)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                                              11,179,100
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       $25,660,600
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                         NHANCEMENT TECHNOLOGIES INC.
                                                                                                     AND SUBSIDIARIES

                                                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                          (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                             1999           2000           1999            2000
---------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                $6,652,800     $4,273,000    $15,629,300     $22,016,100
Cost of sales                                                4,309,200      3,094,600     10,252,100      14,831,100
---------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                 2,343,600      1,178,400      5,377,200       7,185,000
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative                          1,901,900      3,323,600      5,863,100       8,037,700
Restructuring charges                                               --             --        189,000              --
Amortization of excess of cost over net assets acquired        110,700        124,800        331,900         374,500
---------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                     2,012,600      3,448,400      6,384,000       8,412,200

---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                  331,000     (2,270,000)    (1,006,800)     (1,227,200)

OTHER INCOME (EXPENSE)
Interest income                                                 37,100         44,700         81,300         159,500
Interest expense                                              (131,000)    (1,329,300)      (246,100)     (1,615,100)
Other                                                           15,800       (166,900)        30,300        (169,100)
---------------------------------------------------------------------------------------------------------------------
Total other expense                                            (78,100)    (1,451,500)      (134,500)     (1,624,700)
INCOME (LOSS) BEFORE INCOME TAXES                              252,900     (3,721,500)    (1,141,300)     (2,851,900)
INCOME TAXES                                                     1,100        146,600          1,100         270,500
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                             $251,800    $(3,868,100)   ($1,142,400)    $(3,122,400)
PREFERRED STOCK DIVIDENDS                                     (717,200)            --       (724,000)         (2,400)
---------------------------------------------------------------------------------------------------------------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                    $(465,400)   $(3,868,100)   ($1,866,400)    $(3,124,800)
---------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE (NOTE 6)             ($.08)         ($.36)         ($.32)          ($.32)
SHARES USED IN PER SHARE CALCULATION-BASIC & DILUTED         6,201,000     10,883,900      5,912,400       9,899,700
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

                                                                                                       NHANCEMENT TECHNOLOGIES INC.
                                                                                                                   AND SUBSIDIARIES


                                                                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                                                                                      EQUITY AND COMPREHENSIVE LOSS
                                                                                                                        (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                   PREFERRED STOCK            COMMON STOCK      ADDITIONAL                CUMULATIVE
                                     PAR VALUE                 PAR VALUE         PAID IN    ACCUMULATED  TRANSLATION
                                 SHARES      AMOUNT       SHARES     AMOUNT      CAPITAL       DEFICIT     LOSS (1)      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999       11,300   $854,800     8,219,700    $82,200   $24,472,800  ($17,965,300) ($208,600)   $7,235,900

Preferred Shares converted
into Common Stock                (11,300)  (854,800)    1,056,500    $10,300      $844,500            --         --            --

Dividends on preferred stock
converted to common shares            --         --        23,700       $200       $23,900       ($2,400)        --       $21,700

Common Stock and warrants
issued for Trimark, Inc.
acquisition                           --         --       750,000     $7,500    $3,011,800            --         --    $3,019,300

Exercise of warrants for
Common Stock                          --         --       737,200     $7,400      $241,000            --         --      $248,400

Acquisition of software
assets from SVG Software              --         --       250,000     $2,500    $2,175,000            --         --    $2,177,500

Cost of warrants issued to
consultants                           --         --            --         --       $90,100            --         --       $90,100

Cost of severance benefit
associated with accelerated
vesting on options                    --         --            --         --      $230,700            --         --      $230,700

Value ascribed to warrants
issued to Cisco in
connection with planned
capital lease of software             --         --            --         --      $683,800            --         --      $683,800

Value ascribed to warrants
in connection with equity
line, ($1.8 million)                  --         --            --         --            --            --         --            --

Interest expense for
beneficial conversion
feature on debenture                  --         --            --         --    $1,088,100            --         --    $1,088,100

Share buy back - former
Infotel stockholders                  --         --      (216,500)   ($2,200)    ($788,900)           --         --     ($791,100)

Exercise of options for
Common Stock                          --         --       247,100     $2,500      $322,900            --         --      $325,400

Comprehensive loss:
Net loss                              --         --            --         --            --   ($3,122,400)        --   $(3,122,400)
Cumulative translation loss           --         --            --         --            --            --   ($28,300)     ($28,300)
---------------------------- -----------  ---------  ------------  ---------  ------------  ------------  ---------  ------------
Total comprehensive loss                                                                     ($3,122,400)  ($28,300)  ($3,150,700)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000              --         --    11,067,700   $110,400   $32,395,700  ($21,090,100) ($236,900)  $11,179,100
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

(1) For the quarter ended June 30, 2000, the cumulative translation loss was $29,800 and the total comprehensive loss was $3,897,900.

         For the quarter ended June 30, 1999, the cumulative translation gain was $48,000 and the total comprehensive income was $299,800.

         For the nine months ended June 30, 2000, the cumulative translation loss was $28,300 and the total comprehensive loss was $3,150,700.

         For the nine months ended June 30, 1999, the cumulative translation loss was $28,500 and comprehensive loss was $1,170,900.


                                                                                            NHANCEMENT TECHNOLOGIES INC.
                                                                                                        AND SUBSIDIARIES

                                                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                                             (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                                                              NINE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          1999                2000
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                                            ($1,142,400)     ($3,122,400)
       Adjustments to reconcile net loss to net cash (used in) provided by operating activities
       Depreciation and other amortization                                                     300,300          355,000
       Amortization of excess cost over net assets acquired                                    331,900          374,500
       (Gain) loss on sale of fixed assets                                                     (11,600)           1,000
       Compensation related to stock options and warrants                                       71,700          320,800
       Interest expense related to beneficial conversion feature on debenture                       --        1,088,100
       Amortization of discount on convertible debenture                                            --           46,600
       Other                                                                                    18,100               --
       Changes in operating assets and liabilities:
           Accounts receivable                                                              (1,402,300)       2,350,800
           Inventory                                                                          (166,500)        (707,000)
           Prepaid expenses and other                                                         (100,300)         (91,200)
           Other assets                                                                        221,500         (135,200)
           Income tax payable                                                                 (174,700)         214,000
           Accounts payable and other current liabilities                                    2,001,800         (405,000)
------------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                                (52,500)         290,000
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Restricted cash                                                                          93,100           70,000
       Payments on note receivable from related party                                           12,100          296,800
       Proceeds on sale of fixed assets                                                        145,800           17,000
       Cash acquired in connection with the purchase of Trimark                                     --           44,700
       Development of software assets                                                               --         (353,900)
       Purchase of property and equipment                                                     (192,200)        (727,400)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                             58,800        (652,800)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Share repurchase                                                                             --         (791,100)
       Net borrowing (repayment) under line of credit                                          856,400         (539,600)
       Advance payment on future lease obligation                                                   --       (2,000,000)
       Repayment of note payable to related party                                                   --         (150,000)
       Proceeds from sale of preferred stock                                                 1,485,000               --
       Proceeds from warrants and options exercised for common stock                                --          573,800
       Proceeds from issuance of convertible debenture, net of issuance costs
         of $403,000                                                                                --        5,397,000
       Principal payments on capital leases                                                    (50,200)        (119,500)
       Principal payment on notes payable                                                     (741,600)        (119,300)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    1,549,600        2,251,300
------------------------------------------------------------------------------------------------------------------------
         Effect of exchange rate changes on cash                                               (22,000)          14,400
------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    1,533,900        1,902,900
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               1,677,200        2,329,100

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $3,211,100       $4,232,000
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA:
       Interest paid                                                                          $317,000         $134,500
       Income taxes paid                                                                            --           $5,800


DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In December 1999, the Company accepted cabling and wiring improvements of $53,200 made to its leased office by a related party in lieu of payment on a note due from this related party.

         In the nine months ended June 30, 2000, property and equipment additions of $350,800 were financed by capital lease obligations. Further, the Company plans to finance purchase of $1,019,000 made during the nine months ended June 30, 2000 through capital lease arrangement that will be consummated during the fourth quarter. As of June 30, 2000, the Company's obligations for these purchases are included in the accounts payables and accrued liabilities.

         During the nine months ended June 30, 1999, property and equipment additions of $150,400 were financed by capital lease obligations.

         On June 7, 1999, the Company issued 116,600 shares of its Common Stock for conversion of $116,600 of debt from a stockholder.

         On June 15, 1999, the Company recorded the final additional purchase consideration of $494,600 based on Infotel's profits in fiscal year 1999. The Company issued 559,100 shares of its Common Stock for conversion of $634,600 of the additional consideration due to the former stockholders of Infotel.


                ------------------------------------------------

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)

1.       MANAGEMENT'S REPRESENTATIONS

         The accompanying condensed consolidated financial statements as of June 30, 2000, and for the three and nine months ended June 30, 2000 and 1999 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), although the Company believes the disclosures made are adequate to make the information presented not misleading.

         In the opinion of management of NHancement Technologies, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2000 and the results of its operations and changes in its cash flows for all periods presented. These adjustments represent normal recurring items.

         These condensed consolidated unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 1999. The results for the nine months ended June 30, 2000 are not necessarily indicative of the results of operations for a full year or of future periods.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standard Board issued Statement of Financial Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities"("FAS 133") which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure them at fair market value. If certain conditions are met, a derivative may be specially designated as a hedge, the objective of which is to match the timing of gain or loss recognition as the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. FAS No. 133 is effective for all fiscal years beginning after June 15, 2000, and the Company will not be adopting FAS 133 until fiscal year 2001. Historically, the Company has not entered into derivative contracts for speculative purpose. In the quarter ended June 30, 2000, the Company's subsidiary, INFOTEL Technologies Pte Ltd

("INFOTEL"), entered into a derivative contract for trade hedging purpose. Management may enter into derivative contracts to hedge foreign currency risks in the future.

         In December 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9 "Modification of SOP 97-2, "Software Revenue Recognition" and the Company has adopted the statement for all applicable transactions. The adoption of this statement did not have a material impact on the Company's operating results, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. The Company has considered the guidance under the provisions of SAB 101 for its fiscal year 2000, and also believes that its current policies are in compliance.

3.       STOCK OPTIONS AND WARRANTS

         During the nine months ended June 30, 2000, the Company issued 50,000 warrants to an independent consultant for services rendered; 150,000 warrants to the former owner of Voice Plus, Inc. in lieu of consulting fees under a consulting agreement rendered in the past and for services to be rendered in future periods; 175,000 warrants to outside advisors to assist the Company with acquisitions and additional financing during the next three quarters; and 100,000 to the President and Chief Executive Officer. All the above warrants have an exercise price of $3.4275 per share.

         During the three months ended June 30, 2000, the Company cancelled 50,000 warrants previously issued to a director who had resigned. The exercise price of these warrants was $11.50 per share.

         On May 1, 2000, the Company issued to CISCO 45,613 warrants to purchase shares of Common Stock of the Company at an exercise price of $15.50 per share. The exact number of warrants that are exercisable may be reduced based on the extent to which the Company finances its purchase through the lease. The warrants are immediately exercisable and expire five years from the date of issuance. The total deferred financing charges as per Black-Scholes's model computation was approximately $683,800.

         The Company had granted to Kedrick Investments Limited 120,000 warrants in lieu of providing them with a minimum aggregate draw down commitment pursuant to that certain Common Stock Purchase Agreement entered into on May 24, 2000. The warrants are immediately exercisable and expire three years from the date of issuance. The exercise price on the date of issuance was $20.82 per share.

4.       FINANCING ACTIVITIES

         The Company's INFOTEL subsidiary completed a line of credit agreement providing for banking facilities up to SGD 3.5 million (approximately US$ 2.0 million) bearing interest at the Singapore prime rate plus 1.25%, collateralized by the assets of the subsidiary and the Company's guarantee.

         On May 19, 2000 and amended as of June 15, 2000, we entered into a convertible debentures purchase agreement with certain investors in the aggregate principal amount of $5,800,000.

         The convertible debentures mature on May 30, 2001 with interest accruing at 8% per annum from the date such convertible debentures were issued until the earlier of conversion into shares of our common stock or May 30, 2001. Interest is payable quarterly in arrears, on July 1, October 1, January 1 and May 1 of each year, commencing July 1, 2000.

         The convertible debentures are convertible by the holder into shares of our common stock at any time prior to the close of business on May 30, 2001. The conversion price, as amended, is equal to the lesser of $13.00 per share, or 91% of the average of the three lowest closing bid prices during the ten trading days immediately preceding the date on which the holder of the debenture gives us notice of the intent to convert the debenture, provided that the conversion price shall not be less than $8.00 per share. The Company has the right to redeem the convertible debentures for the sum of 105% of the unpaid principal and any accrued or unpaid interest. The Company is obligated to reserve for issuance upon conversion a sufficient number of shares of common stock and to register such reserved shares of common stock and maintain an effective registration statement for such shares of common stock. The beneficial conversion feature associated with the issuance of the convertible debenture and subsequent amendment of the conversion terms resulted in a charge of $1,088,100 to interest expense during the third quarter of our current fiscal year.

         The Company received proceeds from the sale of the debentures in the amount of $5,800,000, less financing costs of approximately $0.4 million.

         On June 6, 2000, the Company exercised its right under the terms of the Infotel Purchase and Sale Agreement to repurchase 216,000 shares of our common stock at a price of approximately $3.65 per share from the former Infotel stockholders. The reacquired shares were originally issued to the Infotel stockholders in connection with the Company's acquisition of Infotel in June 1998.

         The Company signed a common stock purchase agreement, dated May 24, 2000 and amended as of June 30, 2000, with Kedrick Investments Limited, a British Virgin Islands corporation, for the future issuance and purchase of shares of its common stock. The common stock purchase agreement establishes what is sometimes referred to as an "equity line" or an "equity draw down facility".

         Kedrick Investments Limited will receive an eight percent (8%) discount to the average daily market price of our common stock for the 18-day period, weighted by trading volume. The Company will receive the amount of each draw down less an escrow agent fee of $1,500 and a 2% placement fee.

         The Company is under no obligation to request a draw for any period. We may make up to a maximum of twelve (12) draws; however, the aggregate total of all draws cannot exceed $50 million, and no single draw can exceed $4 million unless otherwise agreed to by Kedrick Investments Limited.

         In lieu of providing Kedrick Investments Limited with a minimum aggregate drawdown commitment, we have issued to Kedrick Investments Limited stock purchase warrants to purchase 120,000 shares of our common stock with an exercise price of $20.82. The warrants expire May 24, 2003.

         In addition, the common stock purchase agreement does not permit the Company to draw down funds if the issuance of shares of common stock to Kedrick Investments Limited pursuant to the draw down would result in Kedrick Investments Limited owning more than 9.9% of our outstanding common stock on the date we exercise a draw down.

5.       UNAUDITED PRO FORMA FINANCIAL DATA

         The condensed unaudited pro forma statements of operations combine the results of operations of the Company and TRIMARK for the nine months ended June 30, 2000 and June 30, 1999, as if the acquisition had occurred at the beginning of the period, after giving effect to certain adjustments including amortization of the excess of cost over net assets acquired and interest expense on notes payable to related parties. The following unaudited pro forma summary does not necessarily reflect the results of operations as they would have been had the TRIMARK acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of the results of operations for any future period.

      ----------------------------------------------------------------------------------------------------------------
                                                                            UNAUDITED                UNAUDITED
                                                                            PRO FORMA                PRO FORMA
                                                                        NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                             JUNE 30,                 JUNE 30,
                                                                               1999                     2000
      ----------------------------------------------------------------------------------------------------------------
      Net revenues                                                          $17,042,800             $22,704,600
      Net loss                                                              ($1,154,800)            ($3,657,500)
      Preferred stock dividends                                               ($724,000)                ($2,400)
      Net loss applicable to common stockholders                            ($1,878,800)            ($3,659,900)
      Net loss per common share                                                  ($0.27)                 ($0.36)
      Weighted average common and common equivalent shares
      outstanding                                                             6,951,000              10,207,400
      ----------------------------------------------------------------------------------------------------------------
      ----------------------------------------------------------------------------------------------------------------

6.       EARNINGS PER SHARE

         Earnings per share were computed under the provisions of SFAS 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                 NET LOSS - NUMERATOR                1999           2000            1999            2000
        -------------------------------------------------------------------------------------------------------
        Net income (loss)                             $251,800   ($3,868,100)    ($1,142,400)     ($3,122,400)
        Preferred stock dividends                     (717,200)           --        (724,000)          (2,400)
        -------------------------------------------------------------------------------------------------------

        Basis and diluted net (loss)
        applicable to common stock                   ($465,400)   $3,868,100)    ($1,866,400)     ($3,124,800)
        -------------------------------------------------------------------------------------------------------
        -------------------------------------------------------------------------------------------------------

        COMMON SHARES - DENOMINATOR
        Basic and diluted weighted average
        common shares outstanding                    6,201,000    10,883,900       5,912,400        9,899,700

         Options and warrants to purchase 3,056,700 shares of Common Stock were outstanding as of June 30, 2000, and options and warrants to purchase 2,568,900 shares and Preferred Stock convertible into approximately 1,750,000 shares of Common Stock were outstanding at June 30, 1999 but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

7.       SEGMENT REPORTING

         NHancement's reportable operating segments include NHancement Technologies North America, Inc. ("NHAN NA"), INFOTEL and Nhancement Technologies Software Group, Inc. ("NHAN SWG"). NHAN NA is a systems integrator and distributor of voice processing equipment, which includes equipment installation, technical support and ongoing maintenance. NHAN NA derives substantially all of its revenues from sales in the United States. INFOTEL is a provider and integrator of infrastructure communications equipment products operating in Singapore, providing radar system integration, turnkey project management services and test instrumentation. INFOTEL derives substantially all of its revenue from sales in Asia. NHAN SWG was formed late in fiscal year 1999 to develop and sell integration and application software products. TRIMARK, headquartered in San Diego and acquired on January 21, 2000, designs, manufactures and markets profile selling software products to corporate clients. Corporate expenses have been charged to the Company under the heading "OTHER."

         Financial information for these segments includes the following:

         THREE MONTHS ENDED JUNE 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                       NHAN NA        INFOTEL        NHAN SWG           TRIMARK        OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Net Sales to external customers        $1,555,300     $2,448,000              --        $269,700            --      $4,273,000
Income (loss) from continuing
operations                            ($1,928,300)       380,800         (23,500)       (451,000)   (1,846,100)    ($3,868,100)
Total assets (includes goodwill)        3,495,600      8,881,200       2,122,400       3,273,900     7,887,500      25,660,600
-------------------------------------------------------------------------------------------------------------------------------

         THREE MONTHS ENDED JUNE 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                      NHAN NA         INFOTEL        NHAN SWG         TRIMARK        OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Net Sales to external customers        $4,062,000     $2,590,800              --              --            --       $6,652,800
Income (loss) from continuing
operations                                615,300        240,300              --              --      (603,800)        $251,800
Total assets (includes goodwill)        5,306,400      8,027,000              --              --     2,238,600       15,572,000
-------------------------------------------------------------------------------------------------------------------------------

         NINE MONTHS ENDED JUNE 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                      NHAN NA         INFOTEL        NHAN SWG        TRIMARK         OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Net Sales to external customers       $12,290,700     $9,010,200             --         $715,200           --       $22,016,100
Income (loss) from continuing
operations                               (764,100)     1,022,400        (171,700)       (443,800)    (2,765,200)    ($3,122,400)
Total assets (includes goodwill)        3,495,600      8,881,200       2,122,400       3,273,900      7,887,500      25,660,600
-------------------------------------------------------------------------------------------------------------------------------

         NINE MONTHS ENDED JUNE 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                      NHAN NA         INFOTEL        NHAN SWG         TRIMARK        OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Net Sales to external customers        $9,096,000     $6,533,300              --              --            --      $15,629,300
Income (loss) from continuing
operations                                649,000        480,000              --              --   ($2,271,400)     ($1,142,400)
Total assets (includes goodwill)        5,306,400      8,027,000              --              --     2,238,600       15,572,000
-------------------------------------------------------------------------------------------------------------------------------

8.       COMMITMENTS

         On April 21, 2000, the Company had entered into an agreement with Cisco Systems Capital Corporation (CISCO") to lease $10,100,000 of Unified Open Network Exchange software ("UONE") for the Company's new business model. The three-year lease will be treated as a capital lease and requires the Company to make an initial cash deposit of $3.5 million of which $2.0 million has been paid as of June 30, 2000. The Company received the equipment in July, 2000. Under the terms of the agreement, the Company is required to make a monthly lease payments of approximately $221,900 per month starting August 2000. In addition, the Company issued to CISCO 45,613 warrants to purchase shares of Common Stock of the Company at an exercise price of $15.50 per share. The exact number of warrants that are exercisable may be reduced based on the extent to which the Company finances its purchase through the lease. The fair value of the warrants issued using the Black-Scholes' model totaled $683,800 and has been recorded as deferred finance charges.

         On June 9, 2000, the Company entered into a Project Development Agreement ("PDA") with Hewlett-Packard Company ("Hewlett-Packard") to help design and build its Personalized Communication Hub network architecture and infrastructure. Ninety-percent of the total project costs related to consulting services and 100% of the hardware and other product costs will be financed by a capital lease to be structured by Hewlett-Packard. The Company anticipates that as it implements its new business plan it will require additional material capital to fund needed capital equipment, and that such funding needs may be financed through similar capital equipment leases which will not require significant direct outlays of cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          NHancement Technologies Inc. ("NHancement" or the "Company") is a software applications and services company that specializes in unified communications and information, collaborative commerce and multimedia solutions to help companies improve internal and external communications. These solutions include the facilitation of an enterprise's electronic business transactions and customer service interactions. The Company's telephony solutions and services work in both Internet-enabled environments and over standard telephone lines. Our products facilitate client use of telephone, e-mail, faxing, paging and Internet based communications to keep in touch with customers and with one another. We have developed an end-to-end solutions suite to enable companies to do business in the office and on the road. By simplifying business communications and improving access to distributed corporate information (data) resources, our products are designed to help clients build solid customer relationships and maximize revenue opportunities.

         Our primary objective is to become a leading provider of communications and data software products, systems and services for enterprise customers. Our management believes that increased competition, and the reduced importance of geographical borders make it imperative that corporations achieve and maintain state-of-the-art communication and information systems that provide a unified view of an enterprise's business functions on a worldwide basis. We provide corporations and other businesses with communication systems, data products and technological innovations designed to enhance efficiency.

         In addition, we design, develop, market and service profile selling software products and services to corporate enterprises. This software is designed to ascertain one-to-one customer-selling opportunities based on marketing characteristics that are unique to the individual customer.

         On May 23, 2000, we announced our plan to introduce "Personal Communications Hub", a new product offering suite that is intended to provide our customers with unifying communications and unifying information solutions. Personal Communications Hub will utilize CISCO Systems' unified communications platform, Unified Open Network Exchange. Our management believes that the Personal Communications Hub suite of products and applications on the Unified Open Network Exchange platform will provide our customers with scaled, carrier grade IP-based solutions seamlessly across multiple channels. We expect to incur substantial expenditures for equipment, systems, research and development, consultants and personnel to implement this new service. As a result, our short-term operating results and cash flows and overall financial condition may be adversely affected for several quarters.

         The Company's condensed consolidated financial statements include the results of the Company and four of its operating subsidiaries: NHancement Technologies North America, Inc. ("NHAN NA"), INFOTEL Technologies (Pte) Ltd ("INFOTEL"), NHancement Technologies Software Group, Inc. ("NHAN SWG") and Nhancement Acquisition Corp. (formerly, Trimark Incorporated, "TRIMARK"). The condensed consolidated financial statements contain results of operations from NHancement and its NHAN NA, INFOTEL subsidiaries for all periods presented, and those of NHAN SWG for the three and nine months ended June 30, 2000, and those of TRIMARK for the period from January 21, 2000 to June 30, 2000.

         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 ans Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectation, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future product or product development; statement regarding future research and development spending and the Company's product development strategies; statements regarding the levels of international sales; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; andstatements regarding current or future acquisitions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be substantially different from those predicted. The factors that could affect our actual results include the following:

         - general economic and business conditions, both nationally and in the regions in which we operate

         -        adoption of our new recurring revenue service model

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

         -        changes in demand for products by our customers

         Certain of these factors are discussed in more detail elsewhere in this Report, including under the caption "Risks Factors; Factors That May Affect Operating Results".

         We do not undertake any obligation to publicly update or revise any forward-looking statements contained in this Report or incorporated by reference, whether as a result of new information, future events or otherwise. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this Report might not transpire.

GENERAL

         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this third quarter report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 1999 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

         In this MD&A, the Company explains its results of operations for the three and nine month period ended June 30, 2000, as compared to the corresponding periods in 1999 and discusses its financial condition at June 30, 2000. The discussion of financial condition includes changes taking place or believed to be taking place in the software, voice processing, data processing and communications industry, and how the Company expects these changes to influence future results of operations; and liquidity and capital resources, including discussions of capital financing activities and uncertainties that could affect future results.

RESULTS OF OPERATIONS

         In this section, the Company provides the components of its earnings for the three and nine month periods ended June 30, 2000 and June 30, 1999. The Company then explains variances within revenues and expenses for these same periods.

         The following table shows results of operations, as a percentage of net sales, for the three and nine-month periods ended June 30, 2000 and June 30, 1999:

                                   NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                    1999          2000          1999          2000
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                             100.0%        100.0%        100.0%        100.0%
Cost of sales                                                          64.8%         72.4%         65.6%         67.4%
Gross profit                                                           35.2%         27.6%         34.4%         32.6%
Restructuring, selling, general and administrative expenses            28.6%         77.8%         38.7%         36.5%
Amortization of excess costs over net asset acquired                    1.7%          2.9%          2.1%          1.7%
Income (loss) from operation                                            5.0%       (55.1)%        (6.4)%        (5.6)%
Other income (expense)                                                  1.2%       (33.9)%        (0.9)%        (7.4)%
Income (loss) before taxes                                              3.8%       (87.0)%        (7.3)%       (13.0)%
Income tax                                                              0.0%          3.4%         0.0 %         1.2 %
Net (loss) income                                                       3.8%       (90.5)%        (7.3)%       (14.2)%
-----------------------------------------------------------------------------------------------------------------------

Revenues

         Company revenues for the quarter ended June 30, 2000 decreased $2.3 million or 34.8% to $4.3 million for the three months ended June 30, 2000 as compared to $6.6 million for the same period in 1999. On a year-to-date basis, the Company's revenues increased by $6.2 million to $22.0 million or 39.2% during the nine months ended June 30, 2000, from $15.8 million during the nine months ended June 30, 1999. The substantial decrease in revenue for the three months period ended June 30, 2000 from the same period in 1999 was due primarily to (i) the transition of our company to a service-based, unified communications and information provider operating a recurring revenue model from our historic systems integrator model; and (ii) the decline in legacy system revenue which made up approximately 64.1% of our total revenue and 80.7% of our North America revenue for the quarter ended March 31, 2000 as many of our customers have postponed purchase decisions until we release our new Personal Communications Hub suite of unified communication and unified information solutions. The increases in revenues for the nine months ended June 30, 2000, were due primarily to: (i) increased INFOTEL revenues associated with test and measurement for the nine months ended June 30, 2000, and (ii) strong NHAN NA legacy systems sales for quarter ended March 31, 2000.

         NHAN NA's net revenue on a stand-alone basis decreased $2.5 million or 61.7% to $1.6 million for the three months ended June 30, 2000, from $4.1 million for the three months ended June 30, 1999. The decrease in NHAN revenue was due to a decrease in legacy sales in voicemail system revenue as many customers have delayed purchasing decision pending the Company's new hosted services. On a year-to-date basis, NHAN NA's net revenue increased by $3.2 million or 35.2% to $12.3 million for the nine months ended June 30, 2000, from $9.1 million for the nine months ended June 30, 1999. The year-to-date increase in NHAN NA revenues came from increased enterprise information center product sales as well as legacy system sales within its existing customer base and from new customers in the past two quarters of fiscal year 2000.

         Revenues for the Company's INFOTEL subsidiary on a stand-alone basis decreased slightly by 7.7% or $0.2 million from $2.6 million for the quarter ended June 30, 1999 to $2.4 million for the same period in 2000 due to lower demand for test instrument products in that quarter. On a year-to-date basis, revenues grew by $2.3 million or 34.3% or from $ 6.7 million for the nine months ended June 30, 1999 to $9.0 million for the nine months ended June 30, 2000. The increase in revenues occurred within the test instrument products and networking business segments due to high demand from key customers.

         The Company's TRIMARK subsidiary, acquired on January 21, 2000, added revenues of $0.3 million for the quarter ended June 30, 2000 from profile sales of software products to corporate clients. On a stand-alone pro forma basis, TRIMARK's net sales for the third quarter decreased by 50% or $0.3 million from $0.6 million in June 30, 1999 to $0.3 million for the same period in 2000. On a year-to-date pro forma basis, revenues decreased by $0.3 million or 21.4% from $1.4 million to $1.1 million. The decreases were due to declining sales of marketing communication information files ("MCIF") sales for both periods.

         The Company's backlog increased to $7.2 million at June 30, 2000 as compared to $4.0 million as of March 31, 2000. NHAN NA's order backlog increased slightly to $2.7 from $2.4 million and INFOTEL's backlog increased substantially to $4.4 million at June 30, 2000 from $1.3 million at March 31, 2000. Backlog for NHAN SWG as of June 30, 2000 was about $0.1 million and TRIMARK's backlog was insignificant at June 30, 2000.

Gross Margin

         Company gross margin for the three months ended June 30, 2000, decreased to 27.6% as compared to the 35.2% for same the period in 1999. The decrease was mainly due to substantial reduction in revenues coupled with the fixed nature of operating costs in our NHAN NA operation. For the nine months ended June 30, 1999 and 2000, gross margin remained constant and was 32.6% to 34.4% for these periods respectively. NHAN NA's gross margin percentage on a stand-alone basis decreased substantially from 38.8% to 6.8% for the quarter ended June 30, 2000, as compared to the same period of 1999 due to substantial reduction in revenues coupled with the fixed nature of operating costs, and the migration to our unified communications and unified information solutions business. NHAN NA's gross margin percentage decreased slightly from 36.4% for the period ended June 30, 1999 to 32.5% for the nine months ended June 30, 2000. INFOTEL's gross margin percentage on a stand-alone basis improved from 23.3% to 36.4% for the quarter ended June 30, 2000. For the nine months ended June 30, 1999 and 2000, INFOTEL's gross margin also improved from 25.0% to 29.0%. This increase in gross margin was due to (i) improved selling prices for test equipment product and project management services which represents 56.7% and 68.8% of total revenue for the three and nine months period ended June 30, 2000 respectively, and (ii) lower operating expenses. On a pro forma stand-alone basis TRIMARK had, a gross margin decrease from 75.0% for the quarter ended June 30, 1999 to 67.3% for the quarter ended June 30, 2000, and increase from 77.5% for the nine months ended June 30, 1999 to 80.3% for the nine month ended June 30, 2000. The decrease in gross margin for the three months were due to lower billing levels for the MCIF sales. The direct costs associated with MCIF sales is minimal.

Selling, General and Administrative Expenses

         The Company's selling, general and administrative expenses ("SG&A") including goodwill and amortization, as a percentage of net sales increased to 80.7% for the three months ended June 30, 2000 compared to 30.3% for the same period in 1999. For the nine months ended June 30, 2000, the Company's SG&A declined to 38.2% from 40.8% for the nine months ended June 30, 1999. SG&A for NHAN NA on a stand-alone basis increased to 105.6% for the third fiscal quarter of 2000 as compared to 21.2% for the same period in 1999. For the nine months ended June 30, 2000, NHAN NA's SG&A expenses as a percentage of revenue also increased to 33.3% from 27.1% for the nine months ended June 30, 1999. The increases were due primarily increase in salary expenses for significant additional hires of sales, marketing, and administrative personnel; and sales and marketing related expenses and other expenses in relation to the introduction of our new hosted unified communication and information business model.

         On a stand-alone basis, INFOTEL's SG&A as a percentage of revenues increased to 19.7% for the three months ended June 30, 2000, compared to 16.9% for the three months ended June 30, 1999. For the nine months ended June 30, 2000, INFOTEL's SG&A expenses as a percentage of revenue declined to 18% from 20.6% for the nine months ended June 30, 1999. INFOTEL's SG&A expenses as a percentage of revenues decreased mainly because of the significant increase in INFOTEL's revenues during the second quarter of 2000 and for the nine months ended June 30, 2000.

         On a stand-alone pro forma basis, TRIMARK's SG&A as a percentage of revenues increased to 226.1% for the three months ended June 30, 2000 compared to 70.7% for the three months ended June 30, 1999. On a pro forma basis, for the nine months ended June 30, 2000, TRIMARK's SG&A expenses as a percentage of revenue increased to 126.6% from 76.9%. TRIMARK's SG&A expenses as a percentage of revenues increased mainly because of a significant decline in revenue for the subject periods and because of the re-focus of TRIMARK personnel to the Company's new hosted unified communications and unified information business. In addition, there was significant increase in marketing team to support a large project during the three and for the nine months ended June 30, 2000.

         NHancement's corporate overhead costs increased by $1.2 million or 200% for the three months ended June 30, 2000, compared to $0.6 million for the same period in the prior year due primarily to an interest expense related to a beneficial conversion feature associated with debentures issued. NHancement's corporate overhead costs increased by 27.1% or $0.5 million from $2.3 million for the nine months ended June 30, 1999 to $2.8 million for the nine months ended June 30, 2000.

Income taxes

         The Company currently has approximately $7 million in US federal net operating loss carry-forwards. The majority of these net operating losses are subject to an annual limitation of $250,000. At June 30, 2000, the Company provided a 100% reserve against its deferred tax assets. The Company believes that since sufficient uncertainty exists regarding the realizability of the deferred tax assets, a full valuation allowance is required. Income taxes of $270,000 shown in the condensed consolidated statement of operations relates to accrued income tax liabilities for Infotel, our subsidiary in Singapore.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended June 30, 2000, net cash provided by operating activities was $0.3 million. Although we incurred a loss of $3.1 million during this period, $2.2 million of this loss was attributed to various non-cash charges. Further, this loss was offset by a substantial decrease in accounts receivables. Net cash provided by investing and financing activities totaled $1.5 million consisting of proceeds from issuance of convertible debenture, which were offset by the down payment of $2.0 million towards the purchase of the Cisco software, the repayments of the Company's line of credit, repurchase of Company's Common Stock from former owners of Infotel and purchases of software, property and equipment. At June 30, 2000, the Company had negative working capital of $2.1 million, a decrease of $4.2 million from the quarter ended March 31, 2000. The Company had a cash balance of $4.2 million (including restricted cash of $116,000) at June 30, 2000.

         During the quarter ended June 30, 2000, the Company paid off approximately $1.7 million on a credit line secured by its receivables.

         The Company, through its INFOTEL subsidiary, has completed a credit line with a major Singapore bank for S$3.5 million (approximately US$2.0 million) with interest at 1.25% above the bank prime rate to be used for INFOTEL's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. This credit line is guaranteed by the Company.

         On April 21, 2000, the Company had entered into an agreement with Cisco Systems Capital Corporation ("CISCO") to lease $10,100,000 of Unified Open Network Exchange software ("UONE") for the Company's new business model. The Company anticipates receiving the software during the fourth quarter of 2000 and recording a capital lease obligation upon such receipt. During the quarter ended June 30, 2000, the Company issued 45,613 warrants to CISCO at an exercise price of $15.50 per share and paid $2.0 million in connection with the acquisition of the UONE software.

         On June 9, 2000, the Company entered into a Project Development Agreement ("PDA") with Hewlett-Packard Company ("Hewlett-Packard") to help design and build its Personalized Communication Hub network architecture and infrastructure. Ninety-percent of the total project costs related to consulting services and 100% of the hardware and other product costs will be financed by a capital lease structured by Hewlett-Packard. The Company anticipates that as it implements its new business plans it will require significant additional capital to fund needed capital equipment, and that such funding needs may be financed through similar capital equipment leases which may require significant direct outlays of cash.

         Despite its negative working capital of $2.1 million at June 30, 2000, management believes that the available cash and financing available through its equity line of $50.0 million, and potential other credit facilities are adequate to meet the working capital needs of the Company and its subsidiaries during the next 12 months. There can be no assurance that the Company will be able to obtain either debt or equity financing, if and when it is needed, for working capital and other needs.

RISK FACTORS; FACTORS THAT MAY AFFECT OPERATING RESULTS

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

WE HAVE CURRENTLY RECORDED A NET LOSS, WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

         We recorded net loss of approximately $3.5 million on net revenues of $4.3 million for our third quarter ended June 30, 2000, and net loss of $2.7 million on $22.0 million in revenue for the nine months ended June 30, 2000 and we also sustained significant losses for the fiscal year ended September 30, 1999 and for the nine-month period ended September 30, 1998. We also anticipate incurring a net operating loss for our fiscal year ended September 30, 2000.

         While we have recently returned to a loss position after five consecutive profitable quarters, our financial condition and results of operations will be adversely affected if we fail to continue to produce positive operating results. This could also:

         -        Adversely affect the future value of our common stock

         - Adversely affect our ability to obtain debt or equity financing on acceptable terms

         -        Prevent us from engaging in acquisition activity

OUR EQUITY AND DEBT FUNDING SOURCES MAY BE INADEQUATE TO FINANCE FUTURE ACQUISITIONS.

         The acquisition of complementary businesses and products has been and may continue to be a key to our business strategy. Our ability to engage in acquisition activities depends on us obtaining debt or equity financing, neither of which may be available or, if available, may not be on terms acceptable to us. Our inability to obtain such financing would have a material adverse effect on our acquisition strategy.

         Both debt and equity financing involve certain risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the cash resources we needed to expand or transform our existing businesses. Certain types of equity financing may be dilutive to our stockholders' interest in our assets and earnings.

OUR SALE OF SHARES UPON CONVERSION OF DEBENTURES AT A PRICE BELOW THE MARKET PRICE OF OUR COMMON STOCK WILL HAVE A DILUTIVE IMPACT ON OUR STOCKHOLDERS.

         We have issued debentures to certain investors that may be converted into common stock at a discount to the then-prevailing market price of our common stock. The issuance of shares upon conversion of the principal and interest under the debentures may have a dilutive impact on our stockholders. Discounted sales resulting from the conversion of the debentures could have an immediate adverse effect on the market price of the common stock. To the extent that debenture and warrant holders convert their securities and sell the underlying shares into the market, the price of our shares may decrease due to the additional shares in the market.

OUR NEW PRODUCTS AND STRATEGIC PARTNERING RELATIONSHIPS MAY NOT BE SUCCESSFUL.

         We have announced a new product offering referred to as "personal communications hub" that is intended to provide our customers with hosted and non-hosted unifying communications and unifying information solutions. Personal communications hub will utilize CISCO Systems' unified communications platform, Unified Open Network Exchange. While we believe that the personal communications hub suite of products and applications on the Unified Open Network Exchange platform will provide our customers with scaled, carrier grade IP-based solutions seamlessly across multiple channels, there can be no assurance of our customers' acceptance or adoption of personal communications hub products. Moreover, we will need to conform our existing products and applications onto the CISCO's Unified Open Network Exchange platform. Such efforts could prove unsuccessful, and could result in delays and cost overruns.

         Further, we expect to incur substantial expenditures for equipment, systems, research and development, consultants and personnel to implement this new business model. As a result, our operating results and cash flows may be adversely affected, and we anticipate incurring a net operating loss for our fiscal year ended September 30, 2000. Although we believe that this new product offering will ultimately result in profitable operations, there can be no assurance that the implementation of our new business model will be successful.

WE PRESENTLY RELY UPON LEGACY VOICEMAIL SYSTEMS REVENUES.

         For the quarter ended June 30, 2000, legacy voicemail systems revenues (which includes customer premises equipment revenues) accounted for approximately 81.3% of Company's total revenues and 48.5% of our North American revenues. Management believes that future revenues from legacy voicemail systems will steadily decline over the next two years, due to the introduction of new unified messaging communication and information systems. Our ability to transition our product sales to the new unified communication and information platforms will be critical to our future growth. Revenue from the sales of enterprise information center products accounted for approximately 10% of our North America subsidiaries revenue for the last two quarters ended September 30, 1999, approximately
8.3% and 51.5% of our North America subsidiaries revenues for the quarters ended March 31, 2000 and June 30, 2000, respectively.

WE RELY UPON OUR DISTRIBUTOR AND SUPPLIER RELATIONSHIPS.

         Our current North American operations are based upon the integration of hardware, software, and communications and data processing equipment manufactured by others into systems designed to meet the needs of our customers. Although we have agreements with a number of equipment manufacturers, a major portion of our revenues is generated from the sale of products manufactured by three companies. In this regard, we rely to a significant extent on products manufactured (and services provided) by Centigram Communications Corporation, Baypoint Innovations, a division of Mitel, Inc., and Interactive Intelligence, Inc. Any disruption in our relationships with Centigram Communications Corporation, Baypoint Innovations, or Interactive Intelligence, Inc. would have a significant adverse effect on our business for an indeterminate period of time until new supplier relationships could be established. On June 9, 2000, Centigram Communications Corporation announced that it was being acquired by ADC Telecommunications, Inc. We have not had a prior contractual relationship with ADC Telecommunications, Inc. and, therefore, our relationship with Centigram Communications Corporation may be adversely affected. Any interruption in the delivery of products by key suppliers would materially adversely affect our results of operations and financial conditions.

WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS.

         We currently service approximately 1,000 customers worldwide. However, the revenues from our four largest customers accounted for approximately 11.1%, 8.2%, 5.4% and 5.2%, respectively, of total revenues during the quarter ended June 30, 2000. No other customer accounted for over 5% of total revenues during this period. This concentration of revenue results in additional risk to our operations, and any disruption of orders from our largest customers would adversely affect on our results of operations and financial condition.

         Our Singapore subsidiary, Infotel, offers a wide range of infrastructure communications equipment products. It has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. This subsidiary's profitability depends in part on a steady stream of revenues relating to the services performed for Rohde & Schwarz test instruments. Since the subsidiary's revenues constituted approximately 41% of our total revenues for the fiscal year ended September 30, 1999, approximately 30.7% of our total revenues for the quarter ended March 31, 2000, and approximately 57.3% of our total revenues for the quarter ended June 30, 2000, any material change in our relationship with our manufacturers, including Rohde & Schwarz, would materially adversely affect our results of operations and financial condition.

OUR MARKET IS HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

         The voice processing and customer premises equipment and related software markets are highly competitive, and competition in this industry is expected to further intensify with the introduction of new product enhancements and new competitors. We currently compete with a number of larger integrated companies that provide competitive voice-processing products and services as subsets of larger product offerings. Our existing and potential competitors include many large domestic and international companies that have better name and product recognition in the market for our products and services and related software, a larger installed base of customers, and substantially greater financial, marketing and technical resources than ourselves.

         Our Singapore subsidiary, Infotel Technologies (Pte) Ltd., competes against several large companies in Singapore that are better capitalized. Although Infotel Technologies (Pte) Ltd. has in the past managed to compete successfully against these larger companies on the basis of its engineerings, systems and product management expertise, no assurances can be given that this expertise will allow Infotel Technologies (Pte) Ltd. to compete effectively with these larger companies in the future. Further, various large manufacturers headquartered outside of Singapore have established their own branch offices in Singapore and also compete with Infotel Technologies (Pte) Ltd.

OUR REVENUES WILL LIKELY DECLINE IF WE DO NOT DEVELOP AND INTEGRATE THE COMPANIES WE ACQUIRE.

         We have in the past pursued, and may continue to pursue, acquisition opportunities. Acquisitions involve a number of special risks, including, but not limited to:

         -        Adverse short-term effects on our operating results

         -        The disruption of our ongoing business

         - The risk of reduced management attention to existing operations

         - Our dependence on the retention, hiring and training of key personnel and the potential risk of loss of such personnel

         - Our potential inability to successfully integrate the personnel, operations, technology and products of acquired companies

         -        Unanticipated problems or unknown legal liabilities

         -        Adverse tax or financial consequences

Two of our prior acquisitions, namely the acquisition of Voice Plus (now known as NHancement Technologies North America, Inc.) and Advantis Network & Systems Sdn Bhd, a Malaysian company ("Advantis"), in the past yielded operating results that were significantly lower than expected. In fact, the poor performance of Advantis led to its divestiture less than one year after we acquired the company. Accordingly, no assurances can be given that the future performance of our subsidiaries will be commensurate with the consideration paid to acquire these companies. If we fail to establish the needed controls to manage growth effectively, our operating results, cash flows and overall financial condition will be adversely affected.

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

         Infotel Technologies (Pte) Ltd., our Singapore subsidiary, accounted for approximately 41% of our revenues for the fiscal year ended September 30, 1999, approximately 30.7% of our revenues for the quarter ended March 31, 2000, and approximately 57.3% of our revenues for the quarter ended June 30, 2000. There are risks associated with our international operations, including, but not limited to:

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

         -        Foreign exchange risks


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

         -        Fluctuations in the financial markets

         -        General economic conditions

         -        Quarterly variations in our results of operations

IT WOULD REQUIRE SIGNIFICANT TIME AND EFFORT TO REPLACE OUR KEY PERSONNEL.

           Our business depends upon the services of its executives and certain key personnel, including Douglas S. Zorn, our President and Chief Executive Officer, John R. Zavoli, our Vice President of Finance and Chief Financial Officer, and Ken Murray, our Executive Vice President, Global Sales. Management changes often have a disruptive effect on businesses and can lead to the loss of key employees because of the uncertainty inherent in change. In 1999 and early
2000, we had significant changes in our key personnel. We cannot be certain that we will be able to successfully attract and retain key personnel since the job market in the greater San Francisco Bay Area is intensely competitive. The loss of the services of any one or more of such key personnel, if not replaced, or the inability to attract such key personnel, could harm our business.

          While hiring efforts are underway to fill the vacancies created by the departure of other key employees, there is no assurance that these posts will be filled in the near future since the job market in the greater San Francisco Bay and Silicon Valley areas is intensely competitive. The loss of these or other key employees could have a material adverse effect on our operations. Furthermore, the recent changes in management may not be adequate to sustain our profitability or to meet our future growth targets.

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS WILL HARM OUR ABILITY TO COMPETE.

         We do not have any patents or copyrights, and while we intend to file for copyright and patent protection, we currently rely on general common law and confidentiality and non-disclosure agreements with our key employees to protect our trade secrets. Our success depends on our ability adequately to protect our intellectual property rights. Our efforts to protect our intellectual property may not be sufficient against unauthorized third-party copying or use or the application of reverse engineering, and existing laws afford only limited protection. In addition, existing laws may change in a manner that adversely affects our proprietary rights. Furthermore, policing the unauthorized use of our product is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

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


IF WE FAIL TO ADEQUATELY RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR EXISTING PRODUCTS WILL BECOME OBSOLETE OR UNMARKETABLE.

         Advances in technology could render our current products obsolete and unmarketable. We believe that to succeed we must enhance our software products and underlying technology, develop new products and technologies on a timely basis, and satisfy the increasingly sophisticated requirements of our customers. We may not successfully respond to technological change, evolving industry standards or customer requirements. If we are unable to respond adequately to these changes, our revenues could decline. In connection with the introduction of new products and enhancements, we have experienced development delays and related cost overruns, which are not unusual in the software industry. To date, these delays have not had a material impact on our revenues. If new releases or products are delayed or do not achieve broad market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) RECENT SALES OF UNREGISTERED SECURITIES

     WARRANTS ISSUED DURING THE QUARTER ENDED JUNE 30, 2000

         On May 1, 2000, the Company issued 45,613 warrants to purchase shares of common stock to Cisco Systems Capital Corporation in lieu of cash payment for the lease of certain software product. The warrants are immediately exercisable and expire five years from the date of issuance. The exact number of warrants that are exercisable may be reduced based on the extent to which the Company finances its purchase through the lease. The exercise price on the date of issuance was $15.50 per share.

         On May 24, 2000, the Company issued 120,000 warrants to purchase shares of common stock to Kedrick Investments Limited in lieu of providing them with a minimum aggregate drawdown commitment pursuant to that certain Common Stock Purchase Agreement entered into on May 24, 2000. The warrants are immediately exercisable and expire three years from the date of issuance. The exercise price on the date of issuance was $20.82 per share.

ITEM 5.  OTHER INFORMATION

         On June 23, 2000, William M. Stephens resigned as Director of the company. On June 23, 2000, the Company cancelled 50,000 warrants issued to Mr. Stephens on March 1, 2000. These warrants had an issue price of $11.50 per share equal to the closing price of February 29, 2000.

         On April 21, 2000, the Company had entered into an agreement with Cisco Systems Capital Corporation ("CISCO") to lease $10,100,000 of Unified Open Network Exchange software ("UONE") for the Company's new business model. The lease requires the Company to make a 35% down payment. In addition, the Company issued to CISCO warrants up to 45,613 to purchase shares of Common Stock of the Company at an exercise price of $15.50 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

        EXHIBIT
        NUMBER                                         DESCRIPTION OF EXHIBIT
    --------------- ----------------------------------------------------------------------------------------------
           4.29        Warrant dated May 1, 2000, issued to Cisco Systems Capital Corporation

           4.30        Warrant dated May 24, 2000, issued to Kedrick Investments Limited

          10.59        Master Agreement to lease equipment entered into as of April 21, 2000 with Cisco Systems
                       Capital Corporation

           27          Financial Data Schedule

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NHANCEMENT TECHNOLOGIES INC.


Date: August 14, 2000              By:   /s/ Douglas S. Zorn
                                      ---------------------------------------
                                         Douglas S. Zorn
                                         President & Chief Executive Officer



                                   By:   /s/ John R. Zavoli
                                      ---------------------------------------
                                         John R. Zavoli
                                         Chief Financial Officer

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                                         DESCRIPTION OF EXHIBIT
    --------------- ----------------------------------------------------------------------------------------------
           4.29        Warrant dated May 1, 2000, issued to Cisco Systems Capital Corporation

           4.30        Warrant dated May 24, 2000, issued to Kedrick Investments Limited

          10.59        Master Agreement to lease equipment entered into as of April 21, 2000 with Cisco Systems
                       Capital Corporation

           27          Financial Data Schedule

 .