Form 10KSB
period 2000-09-30
NHANCEMENT TECHNOLOGIES INC
filed 2001-01-12
CIK 1025985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                   FORM 10-KSB
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000

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

                                ----------------

           Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
   Common Stock, $.01 par value                NASDAQ SmallCap Market

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

For the fiscal year ended September 30, 2000, Issuer's revenues totaled $25.5 million.

As of January 12, 2001, there were 12,837,790 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Issuer (based on the closing price for the Common Stock on the NASDAQ National Market on January 11, 2001) was approximately
$6.38.

            Transitional Small Business Disclosure Format (Check One)
                                 Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE



Portions of the Issuer's Proxy Statement for this Issuer's 2001 annual meeting of stockholders are incorporated by reference into part III.

This Form 10-KSB was the subject of a Form 12b-25, which was timely filed.

SPECIAL NOTE: The Issuer is in the process of amending its Quarterly Reports on Form 10-QSB for the quarterly periods ended December 31, 1999, March 31, 2000 and June 30, 2000. Information presently in those Quarterly Reports should not be relied on. The Issuer expects to file amended Quarterly Reports by or before February 1, 2001.

                                TABLE OF CONTENTS

PART I......................................................................................................4
   Item 1.  BUSINESS........................................................................................4
   Item 2.  PROPERTIES.....................................................................................12
   Item 3.  LEGAL PROCEEDINGS..............................................................................12
   Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................13
Part II....................................................................................................13
   Item 5.  MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..............................13
   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........16
   Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................33
   Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........33
PART III...................................................................................................34
   Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER.................................................34
   Item 10. EXECUTIVE COMPENSATION.........................................................................34
   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................34
   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................34
PART IV....................................................................................................35
   Item 13.  FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K..........................35

                                     PART I
ITEM 1.  BUSINESS

                                     GENERAL

Our new business model and main goal is to become the leading provider of internet protocol-based (IP-based) unified communications and unified information applications designed to allow users access to information in a highly-personalized format as set by the individual user from private, public and enterprise sources anytime, anywhere from any type of communications device such as a cell phone, computer, personal digital assistant ("PDA"), etc., in a hosted, service model. We have created an IP-based portal that we call inUnison-TM- in which we have incorporated or will incorporate both our proprietary UC/UI applications including, but not limited to, our own speech recognition technologies, data mining, data analysis, navigation, channel management, recommendation engines and client relationship management ("CRM") applications, as well as various third party applications. Our portal serves as a single means of accessing information from any internet-accessible source.

Our inUnison-TM- portal is an open system: for instance, legacy voicemail systems and third party applications such as CRM and enterprise relationship management ("ERM") programs and interfaces can be integrated into and interfaced with the portal. Our customers can continue to offer their customers our applications in a web-based portal that can be custom-branded by our customers. As a company that has extensive legacy telephony experience, we understand that many service providers such as wireless service providers (WSPs"), Internet service providers ("ISPs'), and Competitive Local Exchange Carriers ("CLECs") have made extensive capital investments over the years in legacy systems, and that it would be difficult and expensive for these customers to suddenly abandon these legacy systems. Therefore, as we built our inUnison-TM- portal, we purposely have allowed for our service provider customers to maintain their legacy systems and legacy interfaces should they desire to do so. Our customers who have unique interfaces e.g., WSPs who maintain unique dialing commands for their users to send, receive or save voice mails, can continue to maintain their interfaces with our portal so that their customers need not learn a new set of commands to use our applications. We believe that our customers' use of our applications will be seamless, and that allowing our customers the ability to maintain legacy interfaces while offering their customers our inUnison-TM-applications will greatly reduce difficulties in adopting our applications.

Our hosted service-based inUnison-TM- unified communications and unified information business model was built recognizing that users of information demand the benefits of non-real time messaging services such as email, fax and voicemail, calendar, contact database, and corporate or enterprise information, with real time features such as connectivity, call delivery, and live call management. Our technology is essentially a disrupter: today the sender of a communication, e.g., a phone call, email or voicemail, is generally in control of when the communication is received by the receiver (for example, the time of day), and how the communication is received (by phone, voicemail, or email). But by using our applications, the receiver of the communication takes control of the communication process. The receiver can, for example, determine which phone calls follow the receiver and will get connected real-time, which ones get sent to voicemail, or which emails notify the receiver (either over the phone, computer or PDA), that an email message has been received. And if an email or voicemail has been received, the receiver can either listen to or read the e-mail or voicemail with our speech-to-text and text-to-speech technologies.

We expect to offer our inUnison-TM- UC/UI applications in a hosted, recurring service-based revenue model to targeted industries. Our goal is to be the "service provider's service provider", offering our inUnison-TM- applications in a resale model where we will price our applications separately and/or in packages to our service provider customers for resale to their customers. We may also enter into revenue sharing arrangements with certain of our customers where we will share revenues from our applications and, in some cases, minutes from outbound calls made from and in-bound calls made to the portal. We may also license our proprietary technology to third parties. We intend to develop continuously new applications and to integrate third party applications into our portal. Our customers will be able to offer these applications in a portal that we maintain, but which can be custom-branded by our customers.

We believe that increased competition, shorter time to market trends and the reduced importance of geographical borders make it imperative that customers achieve and maintain state-of-the-art communication and information systems that unify information from any internet-accessible source with communication devices and communication channels.

OUR INUNISON-TM- PROPRIETARY TECHNOLOGIES

Our inUnison-TM- portal contains or will contain a number of our proprietary technologies. Our portal includes or will include a Navigation engine that is designed to allow for the continuous, simultaneous search of multiple databases, both public such as the internet, and enterprise, to search for important information to be brought into the portal that the user has determined is important and to perform data mining for computing profitability models. Our Recommendation engine is designed to make intelligent, specific, targeted recommendations to users based on information brought into the portal. For example, sales professionals who use our inUnison-TM- applications to track their customers' order histories will be prompted by the portal (for example, by phone call, email, etc.) to offer new products or services based on the customers' needs, previous purchases or new products or services that are likely to appeal to the customer. Our Notification engine in the portal can notify a user (by calling the user's cell phone or sending a voicemail or email message) that his or her scheduled flight has been delayed or cancelled and can query the user whether alternative flight arrangements should be made. Should the user desire to book an alternative flight, he or she will be able to do so directly through the portal without ever hanging up and having to dial directly. Instead, the user can place the call to the airline through the portal either by dialing or through voice commands, make alternative flight arrangements, and then return to the portal. We also will feature a web phone and a web collaboration engine.

Our proprietary speech recognition technologies are exciting, and provide for distributed interaction with the inUnison-TM- portal that cannot be realized with existing third party voice recognition products on the market today. Our feature extraction technology is expected to reduce by 100 times or more the amount of data required to travel from a phone to a data center over that of conventional speech recognition products on the market today, thereby making our speech recognition faster. We have also developed proprietary filtering technology to eliminate noise and cross talk that often operate to limit the effectiveness of voice recognition products. Our speech recognition applications are speaker and dialect-independent.

OUR TARGETED MARKETS

We are marketing our inUnison-TM- UC/UI products initially to five target markets:

-     Wireless Service Providers (WSPs)
-     Competitive Local Exchange Carriers ("CLECs")
-     Internet Service Providers ("ISPs")
-     Application Service Providers ("ASPs")

-     Large Enterprises

We believe that there are compelling value propositions to our targeted customers to sell our inUnison-TM- applications. WSPs, ISPs and ASPs, for example, are intensely competitive, and are continuously fighting to offer new applications to their customers to increase "sticky" minutes over their networks to generate additional revenues and to reduce churn. CLECs, for example, need to offer new value-added applications to drive new revenues and generate higher margins. Our applications may result in additional revenue sources for these targeted customers.

Large enterprises with distributed, mobile employees may want to offer our inUnison-TM- applications to help increase productivity. The value proposition to such large enterprises is a more efficient work force that can translate into additional revenues and reduced cost of operations.

Through our direct sales force, we have developed formal selling tools, techniques and methods to assist our customers in selling our applications to their customers. We may provide cooperative marketing and advertising support to our customers.

OUR STRATEGIC PARTNER RELATIONSHIPS

We have built significant, valuable, strategic relationships with a number of partners including Cisco Systems ("CISCO") and Hewlett-Packard, and these partnering relationships are important to our success. In the case of CISCO, our relationship includes having been appointed as a CISCO Powered Network member and a New World Ecosystem partner ("Ecosystem partner"). As a CISCO Ecosystem partner, we are part of a technology community where we can partner with CISCO and its Ecosystem partners; tap into CISCO's sales channel, customer base and technical experience; participate in technology sharing, joint marketing and customer support; enjoy preferential pricing on products and services; and receive other benefits. As an Ecosystem partner, we may qualify for, but may not necessarily receive, an equity investment from CISCO. We may also receive from CISCO non-recurring engineering subsidies, and structured financing for CISCO product and software. CISCO is supporting sales of our UC/UI applications by granting to CISCO sales personnel incentive sales quota credit for helping to sell our UC/UI applications. CISCO also has committed to introducing customers to us. Hewlett-Packard also is an important strategic partner that may assist us in designing, implementing and operating our backend solution to provide our UC/UI applications in a hosted, carrier grade ("5 nines") environment. Hewlett-Packard has been providing consulting services in the design, build out and operation of our backend architecture. They have also provided structured financing for their products and services needed to launch our UC/UI hosted services. Hewlett-Packard may also jointly market and sell our UC/UI applications.

OUR COMPANY NAME WILL CHANGE TO REFLECT NEW BUSINESS MODEL

We intend to do business under the name Appiant Technologies, Inc., and have filed trademark applications for such name. We intend to formally change our name to Appiant Technologies, Inc. upon receiving shareholder approval which we intend to seek at our next shareholder meeting.

We have filed U.S. Trademark applications for the name "inUnison" that we will use for our unified communications and unified information software applications.

While we have been and are in the process of launching our new, hosted unified communications and unified information applications business model, our results for fiscal year ended September 2000 reflect generally the results of our legacy business in North America, as well as that of Infotel.

LEGACY BUSINESS

We were incorporated in October 1996 to pursue a business combination opportunity with Nhancement Technologies North America ("NHAN NA") (then named Voice Plus). NHAN NA was then engaged in the business of integrating voice processing systems with telecommunications equipment. NHancement Technologies Inc. acquired NHAN NA on February 3, 1997, along with a development stage company whose operations were later merged with those of NHAN NA. On February 4, 1997, we completed an initial public offering of shares of its Common Stock.

We acquired Infotel on June 22, 1998. Infotel is an integrator of infrastructure communications equipment products, providing radar system integration, turnkey project management services and test instrumentation, as well as a portfolio of communications equipment in Asia. Infotel is headquartered in Singapore.

On February 4, 2000, we completed our acquisition of the assets of SVG Software Services, Inc., a California corporation ("SVG"), pursuant to the Plan and Agreement of Reorganization (the "Agreement"), dated February 4, 2000, between NHancement and SVG.

On February 4, 2000, we acquired all the shares of Nhancement Technologies (India) Pte. Ltd. ("NHAN India") a company incorporated in Chennai, India that engages in the business of web design and software products development. NHAN India conducts substantial software development activities for the inUnison-TM-portal. NHAN India also is focusing on call center solutions and outsourcing for enterprises seeking to establish call centers in India.

Both acquisitions were consummated with a view of gaining access to important technologies and engineering skills critical to developing our software applications.

On January 21, 2000, we acquired Trimark, Inc., headquartered in San Diego, California and doing business as Triad Marketing ("Triad"). Triad designs, manufactures and markets profile selling software products to corporate clients. The Triad acquisition provided us with recommendation engine software tools for inclusion with our inUnison-TM- unified communications and unified information applications.

LEGACY PRODUCTS AND SERVICES

Our legacy systems integration businesses include voice processing, multimedia messaging, call center and infrastructure communications equipment products.

COMMUNICATION AND PRODUCTIVITY SOFTWARE PRODUCTS

We offer integration, application and software products to our customers worldwide. These software products include the "InfoFast" search engine that allows enterprises to simultaneously access information in multiple databases, integrations that present data screens together with NT-based communication servers and custom software applications.

NT-BASED COMMUNICATION SERVERS

Legacy communications have included NT-based communication server solutions from Enterprise Information Center ("EIC") that are manufactured by Interactive Intelligence, Inc. ("I3"). These EIC servers allow multiple integrated forms of communications through a single system. The forms of communications supported by the EIC system include voice, data, email, facsimile, voicemail and interactive voice response. All are web capable.

VOICE PROCESSING AND MULTIMEDIA MESSAGING

Legacy voice messaging, text messaging, LAN messaging and interactive voice response or self-inquiry systems have been delivered through third party manufacturers such as NEC, ADC (which acquired Centigram Communications in 2000), Digital Speech Systems, Inc., Active Voice Corporation, Voice Technologies Group, and I3. NHAN NA has historically been a systems integrator and national distributor of voice processing equipment from several manufacturers whose equipment enables users to access and interact with a broad range of information in a variety of formats (including voice, text, data and facsimile) from a variety of terminals (including touch-tone telephones and personal computers). We have offered a broad range of products that support a number of enterprise applications such as telephone answering, automated attendant, voice messaging, paging, facsimile messaging, interactive voice response, LAN integration and networking, and technical support.


INFRASTRUCTURE COMMUNICATIONS EQUIPMENT

Infotel has offered a wide range of infrastructure communications equipment products and system integration services that have satisfied the most demanding communications projects. With over a decade of experience, Infotel has completed numerous projects, both in complex radio and networking systems. Infotel supports products manufactured by Motorola, Ericsson, Raytheon, Newbridge and Shiva Corp., Rohde & Schwarz Gmbh, and Siemens. Infotel has focused principally on large projects in the government, institutional and commercial sectors, and has targeted opportunities for regionalization and Internetworking.

TURNKEY SYSTEMS PROJECTS

Our customers that have awarded turnkey projects have done so only to vendors or systems integrators that have had full capabilities in design, installation, commissioning, project management and documentation. In such projects, our emphasis and competitive edge lies in the practice of sourcing the best product that meets the customer's requirements. Emphasis is placed on design and project management in which we maintain strong technical competency. Other communications activities include the supply and installation of various voice and data communications equipment on a tender basis.

TEST MEASURING SYSTEMS

Infotel also has an established test measuring instrumentation and testing business that grew out of a communications relationship with German conglomerate Rohde & Schwarz Gmbh that ultimately evolved into Infotel servicing other Rohde & Schwarz Gmbh products such as test instruments. Infotel is now the regional distributor and test and repair center for Rohde & Schwarz Gmbh test instruments. Infotel has since expanded its repair capability to include Alcatel mobile telephones.

SALES AND MARKETING

We have had a marketing and distribution infrastructure for our own software products and services and for third party voice processing and multimedia messaging products such as call centers. We have marketing personnel, technical assistance centers (including customer service representatives, system engineers and senior level field technicians) and a network of service/support dealers to provide our customers with personalized attention, flexibility, responsiveness and accountability within the United States and Singapore.

We have been marketing our products and services primarily through focused telemarketing and calls to prospective customers in specific markets, participation in trade shows, acquisition of databases and inclusion of our products and services on bidders' lists. We focus on pre-sale analysis of our customers' needs and the rate-of-return potential of specific sales opportunities to determine whether we believe they justify the investment of time and effort of our sales and marketing organization. Typically, we focus on sales opportunities where we believe the value added from our products and services provides significant benefits for the customer. We also participate in competitive bidding for government agency work. In evaluating a prospective sales situation, we also consider the lead-time to revenue, the complexities of the customer's requirements and our ability to satisfy the customer and provide it with the necessary support.

LEGACY CUSTOMERS, BACKLOG

We have serviced approximately 1000 clients. Revenues from our two largest customers, Voicestream Wireless and Motorola Electronics, Pte. Ltd., accounted for approximately 28.6% and 5.2% respectively of total net revenues during the fiscal year ended September 30, 2000. Backlog at September 30, 2000 was $9.5 million as compared to $4.5 million at September 30, 1999 and $2.2 million at September 30, 1998. On a stand-alone basis, backlog for NHAN NA is $2.9 million and $6.6 million for Infotel at September 30, 2000.

GOVERNMENTAL REGULATION

The Telecommunications Act of 1996 eliminated government mandated barriers between local and long distance calling, cable television, broadcasting and wireless service. As a result, CLECs, traditional long distance carriers and cable television companies have entered these markets to provide both local telephone and long distance service as well as television programming. Such increased competition likely will change the infrastructure for implementing communications applications, such as voice and electronic messaging. We anticipate that this increased competition -particularly by CLECs - will drive demand for our new, hosted inUnison-TM-applications as CLECs generally understand these technologies and will be aggressive in offering their customers unique applications to reduce churn and drive revenues from minutes from their voice over internet protocol ("VOIP") networks.

EMPLOYEES

As of September 30, 2000, we employed a total of 208 employees worldwide: 98 in the United States, 52 in Singapore and employed by Infotel, and 58 in Chennai, India and employed by our subsidiary, NHAN India. Our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees worldwide are good.

COMPETITION


NEW BUSINESS MODEL - UNIFIED COMMUNICATIONS AND UNIFIED INFORMATION

We are executing a new business model to provide unified communications and unified information applications to our customers in a hosted, carrier-grade, recurring revenue model that we believe will be both dynamic and competitive. For a number of years, we have competed in providing non-hosted unified messaging solutions with a number of companies including legacy voicemail providers. The unified messaging market, which we see as generally consisting of bringing together non-real time voice mail, e-mail and fax communications into one "box", is, in our view, fragmented and filled with many competitors. In the unified messaging sector, we may generally compete with companies such as Mobility, Linx Communications, iBasis, Accessline Communications, One Red Cube, and Tornado Development Corporation.

In the unified communications sector, which we generally define to include the non-real time communications that are brought together with real time communications such as call delivery and connectivity, we anticipate competing with much larger competitors such as Lucent Technologies ("Lucent") and Nortel. We may also compete with Openwave Systems, Inc. (newly formed by the merger of Software.com and Phone.com). We may also face competition from some of our legacy business vendors such as ADC (which in 2000 acquired Centigram Communications, one of our legacy business vendors), and Interactive Intelligence. Other competition in the unified communications space may include AirTrac Chicago, Inc., CentreCom, HotVoice and uReach. To compete with these companies, we plan to work closely with our strategic partners.

At the present time, we are one of the first companies in unified information which, as we define it, incorporates into our inUnison-TM- portal all of the unified communications solutions and unifies information from private, public and enterprise sources and, through our various proprietary engines, allows individuals to access this information anytime and anywhere in any format from any communications device. We anticipate that with our planned success, we may indeed begin to face competition in this space.

Our proprietary technologies will be key to the success of our new inUnison-TM-portal and applications. Our speech recognition technologies are speaker and dialect-independent, and are expected to be featured in future versions of our inUnison-TM- portal replacing existing third party voice recognition products. Our speech recognition vocabulary at present is among the largest, consisting of approximately 300,000 words. We anticipate increased competition from other speech recognition vendors such as Speechworks, IBM, Lernout & Hauspie and Nuance.

LEGACY BUSINESSES

Enterprise Software Services

Some of our legacy software products and services have faced competition that will increase with other customer relationship management ("CRM") software companies such as Siebel and Vantive. Other more Web-centric CRM software companies such as Silknet and Broadvision could also become significant competitors in the future. Further, we believe that computer software vendors, such as Novell, Inc., IBM, and Microsoft Corporation, will continue to develop enhanced messaging and networking software with voice and data information processing applications that compete with our legacy software products and services. A substantial majority of competitors in the voice-processing field have better name recognition in this market, a larger installed base of customers and greater financial, marketing and technical resources.

We expect that competitors will continue to offer new or enhanced products that compete with our legacy products. In addition, we believe that computer software vendors such as Novell, Inc., IBM, and Microsoft Corporation will continue to develop enhanced messaging and networking software with voice and data information processing applications.

Voice Processing Products and Services

The voice processing and customer premises equipment markets are highly competitive, and we believe that competition within these industries will continue to intensify with the introduction of new or enhanced products and as new competitors continue to enter these markets. A substantial majority of competitors in the legacy voice-processing field have better name recognition in these markets, a larger installed base of customers and greater financial, marketing and technical resources.

We have competed with a number of larger integrated companies that provide competitive voice processing products and services as subsets of larger product offerings, including the former regional Bell companies and major PBX equipment manufacturers such as Fujitsu Limited and Lucent. Additionally, in the customer premises equipment markets, we have competed with two types of equipment companies: (i) interconnects (PBX providers) including Lucent, Northern Telecom Limited, Fujitsu Limited and NEC Corporation, and (ii) independent voice processing manufacturers such as Octel Communications Corporation, Digital Sound Corporation, Active Voice Corporation, Applied Voice Technology, Inc., Glenayre Technologies, Inc. and Comverse Technology, Inc. PBX providers sell voice-processing equipment as an integrated solution with their own PBXs and may have a competitive advantage with respect to those who purchase a voice processing system at the same time they purchase a new PBX. Also, Glenayre Technologies, Inc. and Comverse Technology, Inc., among others, compete with us in the service provider market.

We expect that our principal existing competitors and new competitors will offer new or enhanced products. We believe that computer software vendors such as Novell, Inc., IBM, and Microsoft Corporation, will continue to develop enhanced messaging and networking software with voice and data information processing applications.

We believe that our attention to customer service, as well as to the customer's technical requirements, has resulted in our success in competing and winning sales bids. We provide detailed information and support to our customers beginning at the point of sale and continuing through the implementation period, as well as ongoing service. Depending on the terms of the maintenance contract purchased, we provide assistance for our customers up to 24 hours per day, 365 days a year. We provide training for our employees in products, installation, system design and support to assist customers in selecting the right equipment and to provide the quality of service that customers demand and deserve. We believe that we have a loyal customer base founded on their satisfaction with our service capabilities and active account management.

Services Providers

Competitors providing products to various services providers, such as cellular communications operators, long-distance resellers and local telephone companies, include several voice processing manufacturers such as Boston Technology Inc., Octel Communications Corporation, ADC, Comverse Technology, Inc., Digital Sound Corp. and Glenayre Technologies, Inc.

Infrastructure Communications Equipment

Through Infotel, we sell infrastructure communications equipment products and system integration services. Generally Infotel does not compete for business with small companies, competing instead with larger system integrators and distribution companies.

In the data-communications market, our key competitors have been Datacraft Asia Ltd, Teledata Ltd, National Computer Systems Pte Ltd and ST Computer Systems Ltd. These competitors distribute products manufactured by Cisco Systems, Ascend Communications, Marconi Communications and others.

In the radio communications market, which largely serves the Singapore government, there are fewer competitors, most of which have ties to the government. CET Technologies Pte Ltd and Keppel Communications Pte Ltd. are Infotel's main competitors. In some instances, Infotel works together with these competitors in fulfilling government contracts.

In the test instrumentation market, Infotel has only one major competitor, which is Agilent Technologies, a large electronic test equipment manufacturer.


ITEM 2.  PROPERTIES


FACILITIES

Our corporate offices occupy approximately 15,110 square feet of office space in premises shared with NHAN NA. This facility is leased pursuant to a lease agreement expiring April 3, 2007. The lease provides for approximately 3% rent escalations during each year of the lease. Rental payments average U.S. $21,100 per month over the term of the lease. We are currently negotiating to acquire additional office space adjacent to or near our existing Pleasanton, California headquarters office, but the commercial real estate market in and around Pleasanton, California and the east San Francisco Bay Area is extremely competitive, and we may not be able to secure additional real estate to meet our needs.

We lease office space at several other locations in the United States under leases which expire in various years. Aggregate space leased at these facilities totals approximately 12,042 square feet, and total monthly office rental expense for these facilities is approximately $18,502. Infotel has recently signed a new office lease, which expires December 2002, for approximately 9,700 square feet to meet its expansion plans, and moved into these offices in December 2000. The monthly rent expense for Infotel's office space is US $12,000. Our Indian operations occupy leased facilities totaling 7,000 square feet with a monthly rent of U.S. $2,000 which expires February 2003. We believe that leased office space at market rates is readily available at all such other locations.

In addition, we maintain small sales offices in various states.

ITEM 3.  LEGAL PROCEEDINGS

In 2000, we instituted arbitration proceedings against one of our customers for breach of contract totaling approximately $610,000, of which the customer had paid us approximately $276,000. The Company is vigorously pursuing this arbitration matter seeking specific performance and full payment for amounts outstanding.

In December 2000, a former employee filed suit for wrongful termination in the Superior Court of Alameda County, State of California. The former employee is seeking monetary damages. We believe the suit is without merit and are defending it vigorously.

The Company is not subject to any other material litigation nor, to its knowledge, is other litigation threatened against it.

The costs and other effects (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results. Management believes, however, that the ultimate outcome of any and all pending litigation should not have a material adverse effect on the Company's financial position and results of operations.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock is traded on the NASDAQ SmallCap Market under the symbol "NHAN". As of January 12, 2001, there were 12,837,790 shares of Common Stock outstanding held by approximately 3700 beneficial holders of record. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock on the NASDAQ SmallCap Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

                                                        COMMON STOCK
                                                       HIGH       LOW
                                                       ----       ---
           1998
           September...............................    1.375     0.625
           October.................................    1.156     0.469
           November................................    1.813     0.875
           December................................    1.031     0.500
           1999
           January.................................  $ 1.750   $ 0.656
           February................................    2.000     0.688
           March...................................    1.750     0.875
           April...................................    2.031     1.000
           May.....................................    1.469     0.875
           June....................................    1.625     1.000
           July....................................    2.781     1.375
           August..................................    2.313     1.469
           September...............................    1.922     1.297
           October.................................    1.563     1.063
           November................................    1.781     1.188
           December................................    6.438     1.344
           2000
           January.................................  $ 9.563   $ 4.563
           February................................   14.875     8.313
           March...................................   19.500    11.625


           April...................................   20.750    11.500
           May.....................................   24.750    15.938
           June....................................   18.250    10.000
           July....................................   13.875     6.938
           August..................................   15.500     8.313
           September...............................   17.438    13.313
           October.................................   25.250    15.000
           November................................   24.875   12.8125
           December................................  15.1875     4.000
           January.................................    6.750     4.880


On January 11, 2001, the last reported sales price for the Common Stock as reported on the NASDAQ Small Cap Market was $6.38.

DIVIDEND POLICY

We have never paid cash dividends on our Common Stock. Our board of directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the expansion of our business and for general corporate purposes. The payment of future cash dividends will depend on such factors as our earnings levels, anticipated capital requirements, operating and financial condition, consent from any lender, if applicable, and other factors deemed relevant by our board of directors.

UNREGISTERED SALES OF SECURITIES

In October 2000, we sold 86,620 shares of our Series B Preferred Stock to U.S. accredited investors for $100 per share, for aggregate gross proceeds of $8,662,000 in a transaction exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended ("Section 4(2)"). In connection with this issuance, the Company also issued to its investment bankers warrants to acquire 75,000 shares of its Common Stock at an exercise price of $13.50 per share. Under the terms of the purchase agreement with such investors, we may sell up to 33,380 additional shares. Holders of the Series B Preferred Stock are entitled to a non-cumulative 5% per annum dividend, payable quarterly in arrears, when, if and as declared by our Board of Directors, which may be paid in cash or shares of our Common Stock, in our sole discretion. Each share of Series B Preferred Stock is immediately convertible into shares of our Common Stock at the lesser of (i) $13.50 per share or (ii) 90% of the average closing bid prices for the 10 trading days immediately preceding the date of conversion, provided, that such conversion price shall not be less than $10.00. At any time after the third anniversary of the Closing, we may require the holders of the Series B Preferred Stock to convert. Shares of our Common Stock may be resold pursuant to a Form S-3 shelf registration statement that we will file.

On May 1, 2000, we issued up to 45,613 warrants to purchase shares of common stock to Cisco Systems Capital Corporation in lieu of cash payment for the lease of certain software product in a transaction exempt from registration under
Section 4(2). The warrants are immediately exercisable and expire five years from the date of issuance. The exercise price on the date of issuance was $15.50 per share.

On May 24, 2000, we issued 120,000 warrants to purchase shares of common stock to Kedrick Investments Limited ("Kedrick") in lieu of providing Kedrick with a minimum aggregate drawdown commitment pursuant to the common stock purchase agreement entered into on May 24, 2000 in a transaction exempt from registration under Section 4(2). The warrants are immediately exercisable and expire three years from the date of issuance. The warrant exercise price on the date of issuance was $20.82 per share, and was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for securing a waiver from Kedrick allowing us to issue Series B Preferred Stock to other investors.

On July 31, 2000, we issued up to 300,000 warrants to purchase shares of common stock to Lucien Thomas Baldwin III in consideration for certain services rendered to us in a transaction exempt from registration under Section 4(2). The warrants are immediately exercisable may be exercised until July 30, 2001. The exercise price per share of this warrant is $6.00.

On November 28, 2000, we issued up to 30,000 warrants to purchase shares of common stock to Jack T. Zahran in consideration for certain services rendered to us in a transaction exempt from registration under Section 4(2). The warrants are immediately exercisable may be exercised until November 28, 2005. The exercise price per share of this warrant is $8.3438.

On May 19, 2000, we entered into a convertible debentures purchase agreement with certain investors in the aggregate principal amount of $5,850,000. The convertible debentures accrued interest at 8% per annum from the date such convertible debentures were issued until the earlier of conversion into shares of our common stock or May 30, 2001, and was payable quarterly in arrears. The convertible debentures were convertible by the holder into shares of our common stock at any time prior to the close of business on May 30, 2001. The conversion price, as amended, is equal to the lesser of $13.00 per share or 91% of the average of the three lowest bid prices during the ten trading days immediately preceding the date on which the holder of the debenture gives us notice of the intent to convert the debenture, provided that the conversion price shall not be less than $8.00 per share. This beneficial conversion feature resulted in a non-cash deemed interest charge of $1.6 million during the fiscal year 2000. In August 2000, all convertible debentures were converted into 685,400 shares of our common stock pursuant to
Section 4(2).

We have entered into a common stock purchase agreement, dated May 24, 2000 and amended as of June 30, 2000 with an investment corporation under which we may require the investment corporation to purchase up to $50 million of our common stock. Under the terms of the agreement, we are under no obligation to sell our common stock to the investment corporation. However, we may make up to a maximum of twelve requests for the purchase of our common stock with no single purchase exceeding $4 million unless otherwise agreed to by the investment corporation. In addition, the common stock purchase agreement does not require the investment corporation to purchase our common stock if it would result in the investment corporation owning more than 9.9% of our outstanding common stock. The purchase price of the common stock is 92% of the volume weighted average price per share of our common stock over the eighteen-day period prior to the date the Company requests the investment corporation to purchase its common stock. In addition, the investment corporation will receive a 2% placement fee and an escrow agent fee from the proceeds due to us. In conjunction with the stock purchase agreement, we issued a warrant to purchase 120,000 shares of our common stock at an exercise price of $20.82 in a transaction exempt from registration under
Section 4(2). The warrant exercise price was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for securing a waiver from the investment corporation allowing us to issue Series B preferred stock to other investors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future.

Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies; the levels of international sales; future expansion or utilization of manufacturing capacity; future expenditures; and statements regarding current or future acquisitions, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be substantially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following:

          - general economic and business conditions, both nationally and in the regions in which we operate;

          -    adoption of our new recurring revenue service model;

          -    competition;

          -    changes in business strategy or development plans;

          -    delays in the development or testing of our products;

          - technological, manufacturing, quality control or other problems that could delay the sale of our products;

          - our inability to obtain appropriate licenses from third parties, protect our trade secrets, operate without infringing upon the proprietary rights of others, or prevent others from infringing on our proprietary rights;

          -    our inability to retain key employees;

          - our inability to obtain sufficient financing to continue to expand operations; and

          -    changes in demand for products by our customers.

Certain of these factors are discussed in more detail elsewhere in this Report, including under the caption "Risk Factors; Factors That May Affect Operating Results".

We do not undertake any obligation to publicly update or revise any forward-looking statements contained in this Report or incorporated by reference, whether as a result of new information, future events or otherwise. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this Report might not transpire.

OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. In addition, you are urged to read this report in conjunction with the risk factors described herein. The discussion of financial condition includes changes taking place or believed to be taking place in connection with: our execution of our new, unified communications and unified information hosted business model; the software, voice processing, data processing and communications industry in general and how we expect these changes to influence future results of operations; and liquidity and capital resources, including discussions of capital financing activities and uncertainties that could affect future results.

We are a software applications and services company that is changing its business model to specialize in unified communications and unified information (UC/UI) solutions. We are changing our business model to provide our hosted, IP-based unified communications and unified information portal and applications branded under the name "inUnison-TM-" in a recurring revenue model.

Our inUnison-TM- portal and applications incorporate both our proprietary UC/UI applications including, but not limited to, our own speech recognition technologies, data mining, data analysis, navigation, web collaboration, recommendation engines, web phone, and client relationship management ("CRM") applications, as well as various third party applications. Our inUnison-TM-portal serves as a single means of accessing information from multiple sources.

Our inUnison-TM- portal is an open system: for instance, legacy voicemail systems and third party applications such as CRM and enterprise relationship management ("ERM") programs and interfaces can be integrated into and interfaced with the portal. Our customers can continue to offer their customers our applications in a web-based portal that can be custom-branded by our customers.

We expect to offer our inUnison-TM- UC/UI applications in a hosted, recurring service-based revenue model to targeted industries. Our goal is to be the "service provider's service provider", offering our inUnison-TM- applications in a resale model where we will price our applications separately and/or in packages to our service provider customers for resale to their customers. We may also enter into revenue sharing arrangements with certain of our customers whereby our customers and we will share revenues from our applications and, in some cases, minutes from outbound calls made from and in-bound calls made to the portal. We intend to develop continuously new applications for use in, and to integrate third party applications into, our portal. Our service-provider customers will be able to offer these applications in a portal that we maintain, but which can be custom-branded.

Our consolidated financial statements include our results as well as the results of our significant operating subsidiaries: NHancement Technologies North America, Inc. ("NHAN NA"), Infotel Technologies (Pte) Ltd ("Infotel"), and Nhancement Acquisition Corp. (formerly, Trimark Incorporated, "Trimark").

For our legacy operations, the Company derives its revenue primarily from its NHAN NA and Infotel. Generally, revenue derived from NHAN NA relates to the distribution and integration of voice processing and multimedia messaging equipment manufactured by others and maintenance services. The revenue derived from Infotel primarily relates to the distribution and integration of telecommunications and other electronic products and providing services primarily for radar system integration, turnkey project management and test instrumentation. Equipment sales and related integration services revenue is recognized upon acceptance and delivery if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. Provisions for estimated warranty costs and returns are made when the related revenue is recognized. Revenue from maintenance services related to ongoing customer support is recognized ratably over the period of the maintenance contact. Maintenance service fees are generally received in advance and are non-refundable. Service revenue is recognized as the related services are performed. Revenues from projects undertaken for customers under fixed price contracts are recognized under the percentage-of-completion method of accounting for which the estimated revenue is based on the ratio of cost incurred to costs incurred plus estimated costs to complete. When the Company's current estimates of total contract reveneue and cost indicate a loss, the Company records a provision for estimated loss on the contract.

While we have been and are in the process of launching our new, hosted unified communications and unified information applications business model, our results for fiscal year ended September 30, 2000 reflect generally the results of our legacy business in North America, as well as that of Infotel. Our revenues for fiscal year 2000 were derived solely from our legacy businesses. We have increased significantly our headcount in the United States (sales, sales engineering, operations, marketing, and engineering) and in India (engineering, sales and marketing) for our new business model.

Currently our new business model for providing unified communications and unified information in a hosted, recurring revenue service model makes us one of the first companies in this new market. We anticipate competition in this relatively new market space to increase significantly. We will continue to invest heavily in software development and in the operations personnel necessary to deploy and operate our applications to provide our customers with carrier grade or "five nines" reliability.

In fiscal year 2000, we entered into a number of financing transactions designed to provide us with the funding necessary to execute our new, hosted unified communications and unified information business model. We closed on a $50 million equity line with Kedrick Investments. We also successfully closed on a $5.8 million convertible debenture offering. In addition, we entered into structured financing arrangements with our partners CISCO Systems and Hewlett-Packard for products, software and various services; and we announced in October 2000 that we closed a Series B Preferred Stock offering to raise up to $12 million in capital.

We continued to invest heavily in research and development, and acquired various technologies. We acquired all of the assets of Trimark Inc. d/b/a/ Triad Marketing. With the Triad acquisition, we acquired the intellectual property that we have incorporated into our recommendation engine that we feature in our inUnison-TM- portal. We also acquired the assets of Nhancement Technologies India, a company incorporated in India and SVG Software, Inc. that included software we have also integrated into our inUnison-TM-portal.

RESULTS OF OPERATIONS

During 1998, we changed our fiscal year-end from December 31 to September 30. As a consequence, management's discussions address audited financial data for the years ended September 30, 2000 and 1999, and unaudited financial data for the twelve months ended September 30, 1998.

The following table shows results of operations, as a percentage of net sales, for the fiscal years ended September 30, 2000, September 30, 1999, and the unaudited twelve months ended September 30, 1998:

                  NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

==============================================================================================================
                                                                          YEARS ENDED               TWELVE
                                                                         SEPTEMBER 30,           MONTHS ENDED
                                                                          (AUDITED)              SEPTEMBER 30,
                                                                                                  (UNAUDITED)
                                                                     2000            1999             1998
==============================================================================================================
Net sales                                                            100.0 %          100.0 %          100.0 %
Cost of sales                                                         72.4 %           67.7 %           63.9 %
Gross profit                                                          27.6 %           32.3 %           36.1 %
Restructuring, selling, general and administrative expenses           64.8 %           32.6 %           47.8 %
Impairment loss                                                       -                -                40.1 %
Amortization of  goodwill                                              2.6 %            1.9 %            3.8 %
Income (loss) from operations                                        (39.9)%           (2.2)%          (55.6)%
Other income (expense)                                                (9.4)%           (0.7)%                %
Income (loss) before taxes                                           (49.3)%           (2.9)%          (55.6)%
Income tax (benefit)                                                   1.0 %            0.2 %           (0.2)%
Net loss from continuing operations                                  (50.3)%           (3.1)%          (55.4)%
==============================================================================================================
Discontinued operations (including loss on disposal)                 -                 -                (8.3)%
==============================================================================================================
Net loss                                                             (50.3)%           (3.1)%          (63.6)%
==============================================================================================================


Net Revenues

For the fiscal year ended September 30, 2000, our net revenues were $25.5 million as compared to $23.3 million for the same period ending September 30, 1999 and $11.5 million for the same period in 1998, representing an increase of $2.2 million or 9.4% over 1999 and $11.8 million or 102.6% for the same period in 1998. Our net revenues for fiscal year 2000 were adversely affected by the transition to our new business model for providing unified communications and unified information applications in our inUnison-TM-portal in a hosted service, recurring revenue model. The decline also represents an overall decline in our legacy revenues occurring mainly in the third and fourth quarters of our fiscal year ended September 30, 2000, following our announced business model change as various legacy systems customers postponed purchasing decisions or reduced their orders. The acquisition by ADC of Centigram Communications, one of our principal suppliers, also affected our sales of Centigram products and services.

On a full year basis, NHAN NA's net revenues were $13.2 million for the fiscal year ended September 30, 2000 as compared to $13.7 million for the period ending September 30, 1999 and $8.4 million for the same period in 1998. The 2000 year-to-date decrease in NHAN NA net revenues came from reduced enterprise information center product sales, as well as lower legacy system sales within our existing customer base.

Net revenues for our Infotel subsidiary were $11.6 million for the fiscal year ended September 30, 2000 as compared to $9.7 million for our fiscal year ended September 30, 1999 and $3.0 million for the same period in 1998. The increase in such net revenues in fiscal year 2000 occurred within the test instrument products and networking business segments due to high demand from key customers and the Singapore government.

Our legacy business backlog increased to $9.5 million at September 30, 2000 as compared to $4.5 million as of September 30, 1999 and $2.2 million at September 30, 1998. NHAN NA's order backlog increased to $2.9 million from $2.4 million at September 30, 1999 and $1.0 million at September 30, 1998, and Infotel's backlog increased at September 30, 2000 to $6.6 million from $2.1 million at September 30, 1999 and $1.2 million at September 30, 1998.

Gross Margin

Our gross margin for fiscal year 2000 was $7.1 million or 27.6% of net revenues, as compared to $7.5 million or 32.3% for fiscal year 1999 and $4.1 million or 36.1% for the same period for 1998. The decrease principally relates to substantial reductions in our legacy business revenues, coupled with the fixed nature of operating costs in our NHAN NA operation. NHAN NA's gross margin on a stand-alone basis for the fiscal year 2000 was $3 million or 23%, as compared to $5.1 million or 37.3% for the fiscal year ended September 30, 1999 and $3.1 million or 36.9% for the same period in 1998. Infotel's gross margin percentage on a stand-alone basis improved from 24.9% for the fiscal year ended September 30, 1999 to 27.4% for the fiscal year ended September 30, 2000. This increase in gross margin was due to reduced cost of operations that are part of cost of sales calculations. These reduced costs were the result of reduced headcount and increased efficiencies in delivery of products.

Research and Development

Our industry is characterized by rapid technological change and product innovation. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. Our capitalized research and development expenditures increased to $18.4 million in fiscal year 2000 from $1.5 million in fiscal year 1999, reflecting our increased investment in research and development. We did not have significant research and development expenditures in 1998. We have adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," ("SOP 98-1") and capitalize our research and development costs related to software development, and we will begin amortizing these costs when the capitalized software is substantially complete and ready for its intended use.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses ("SG&A"), including goodwill amortization, restructuring charge, impairment loss, and non-cash charges related to options and warrants, as a percentage of net sales increased to 67.5% of net revenues for the fiscal year ended September 30, 2000, as compared to 34.5% for fiscal year 1999 and 91.8% for the same period for 1998. This increase is due to the addition of US sales and marketing personnel and related expenses and the reduction in revenues in NHAN NA third and fourth quarters as we accelerated our transition to our new business model. SG&A for NHAN NA on a stand-alone basis increased to $6.0 million or 23.7% for fiscal year 2000 from $5.5 million or 23.7% in fiscal year 1999 and $3.8 million or 45.5% for the same period in 1998. The increase was due primarily to an increase in sales and marketing personnel and related expenses. On a stand-alone basis, Infotel's SG&A as a percentage of revenues decreased to 9.4% for fiscal year 2000 from 16.5% for fiscal year 1999, and 28.3% for the fiscal year ended September 30, 1998. Infotel's SG&A expenses decreased as a percentage of revenues mainly because of the significant increase in Infotel's revenues during fiscal year 2000. Our goodwill amortization for fiscal year 2000 increased to $676,000, or 2.6% of net revenue, from $443,000 or 1.9% and $433,000 or 3.7% of net revenue for fiscal years 1999 and the same period for 1998, respectively.

During the twelve months ended September 30, 1998, we recorded an impairment loss of $4.6 million of the carrying amount of excess of cost over net assets acquired due to managements' downgrade of its expectations of future operating results from those anticipated at the time of the acquisition of Voice Plus, Inc.

In fiscal year 2000, we incurred non-cash compensation charges of $4.4 million itemized as follows: $2.0 million related to net exercise warrants issued to members of our Board of Directors $1.9 million related to warrants issued to Mr. Tom Baldwin; and $0.5 million issued to various other parties.

Interest and Other Income, Net

Our net interest expense increased to $2.3 million or 9.0% in fiscal year 2000 from $414,000 or 1.8% in fiscal year 1999 and $146,000 or 1.3% in for the fiscal year ended September 30, 1998. The increase in net interest expense in fiscal year 2000 results primarily from non-cash charges related to a beneficial conversion feature associated with debentures that we issued in fiscal year 2000.

Income taxes

We currently have approximately $15.7 million in US federal net operating loss carry-forwards. The use of approximately 8 million of these net operating losses are subject to an annual limitation of $250,000. At September 30, 2000, we provided a 100% valuation allowance against our deferred tax asset. We believe that since sufficient uncertainty exists regarding the realization of the deferred tax asset, a full valuation allowance is required. Income tax of $280,000 relates to accrued income tax liabilities for Infotel, our subsidiary in Singapore.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our capital requirements through a combination of sales of equity securities, convertible and other debt offerings, bank borrowings, asset-based secured financings, structured financing and cash generated from operations.

During our fiscal year ended September 30, 2000 net cash used in operating activities was $3.5 million. Although we incurred a loss of $12.8 million for the fiscal year, $7.1 million of this loss was attributed to various non-cash charges. Further, our loss was offset by a substantial decrease in accounts receivables. Net cash provided by investing and financing activities totaled $6.9 million consisting of proceeds from issuance of convertible debentures, which were offset by the down payment of $2.0 million towards the purchase of the Cisco software, the repayments of our line of credit, repurchase of our common stock from former owners of Infotel, and purchases of software, property and equipment.

Our principal sources of liquidity at September 30, 2000 were as follows:

On May 24, 2000, we issued 120,000 warrants to purchase shares of common stock to Kedrick Investments Limited ("Kedrick") in lieu of providing Kedrick with a minimum aggregate drawdown commitment pursuant to the common stock purchase agreement entered into on May 24, 2000 in a transaction exempt from registration under Section 4(2). The warrants are immediately exercisable and expire three years from the date of issuance. The warrant exercise price on the date of issuance was $20.82 per share, and was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for securing a waiver from Kedrick allowing us to issue Series B Preferred Stock to other investors.

In October 2000, we sold 86,620 shares of our Series B Preferred Stock to U.S. accredited investors for $100 per share, for aggregate gross proceeds of $8,662,000. Under the terms of the purchase agreement with such investors, we may sell up to an additional 33,380 shares. Holders of the Series B Preferred Stock are entitled to a non-cumulative 5% per annum dividend, payable quarterly in arrears, when, if and as declared by our Board of Directors, which may be paid in cash or shares of our Common Stock, in our sole discretion. Each share of Series B Preferred Stock is immediately convertible into shares of our Common Stock at $13.50 per share. At any time after the third anniversary of the Closing, we may require the holders of the Series B Preferred Stock to so convert. Shares of our Common Stock issued upon conversion of the Series B Preferred Stock may be resold pursuant to a Form S-3 shelf registration statement that we will file.

Infotel, has a credit line with a major Singapore bank for S$3.5 million (approximately US$2.0 million) with interest at 1.25% above the bank prime rate to be used for Infotel's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. We guarantee this credit line.

We have maintained a $1.5 million receivables-based credit line that allows NHAN NA to draw down this line based on the level and quality of its approved receivables. At the end of fiscal year 2000, the Company renewed this agreement and increased the available line of credit to $2.5 million. At September 30, 2000, the balance outstanding on this line was $343,000.

On August 22, 2000, we entered into an agreement with Cisco Systems Capital Corporation ("CISCO") to finance $10,100,000 of Unified Open Network Exchange software ("UONE") for our new business model. We issued up to 45,613 warrants to CISCO at an exercise price of $15.50 per share and made a $2.0 million cash down payment in connection with the acquisition of the UONE software.

On June 9, 2000, the Company entered into a Project Development Agreement ("PDA") with Hewlett-Packard to help design and build its Personalized Communication Hub network architecture and infrastructure. 90% of the total project costs totaling $609,000 related to consulting services and 100% of the hardware and other product costs totaling $400,000 were financed by capital leases structured by Hewlett-Packard. We anticipate that as we implement our new business plans we will require significant additional capital to fund needed capital equipment, and that such funding needs may be financed through similar capital equipment leases which may require significant direct outlays of cash.

Despite our negative working capital of $5.6 million at September 30, 2000, we believe that our anticipated cash flows from both operations and available to us through secured financing are sufficient to meet our operating and capital requirements for at least the next 12 months. Our capital requirements in the next 12 months will mainly result from hardware and software purchases and professional services to launch our hosted services. We anticipate financing these capital requirements through structured financing from our vendors and partners, equity and debt offerings, and cash generated from operations. We could be required, or could elect, to raise additional funds during that period, and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

RISK FACTORS; FACTORS THAT MAY AFFECT OPERATING RESULTS

The following risk factors may cause actual results to differ materially from those in any forward-looking statements contained in the MD&A or elsewhere in this report or made in the future by us or our representatives. Such forward-looking statements involve known risks, unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ significantly from such forward-looking statements.

WE HAVE CURRENTLY RECORDED A NET LOSS, WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

We recorded a net loss of $12.8 million on net revenues of $25.5 million for our fiscal year ended September 30, 2000. We also sustained significant losses for the fiscal years ended September 30, 1999 and for the nine months ended September 30, 1998. We also anticipate incurring a net operating loss for our fiscal year ended September 30, 2001.

We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability as we build our organization for our new inUnison-TM- business model. In addition, we anticipate beginning amortizing capitalized software and other assets that we have purchased or developed for our new inUnison-TM- business model in our fiscal year 2001. We cannot be certain that we will continue to realize sufficient revenue to return to or sustain profitability.

Our financial condition and results of operations may be adversely affected if we fail to continue to produce positive operating results. This could also:

-     adversely affect the future value of our common stock;

- adversely affect our ability to obtain debt or equity financing on acceptable terms to finance our operations; and

-     prevent us from engaging in acquisition activity.

OUR EQUITY AND DEBT FUNDING SOURCES MAY BE INADEQUATE TO FINANCE FUTURE ACQUISITIONS.

The acquisition of complementary businesses, technologies and products has been and may continue to be key to our business strategy. Our ability to engage in acquisition activities depends on us obtaining debt or equity financing, neither of which may be available or, if available, may not be on terms acceptable to us. Our inability to obtain this financing may prevent us from executing successfully our acquisition strategy.

Further, both debt and equity financing involve risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing our cash resources we need to expand or transform our existing businesses. Equity financing may be dilutive to our stockholders' interest in our assets and earnings.

A NUMBER OF FACTORS COULD CAUSE OUR FINANCIAL RESULTS TO BE WORSE THAN EXPECTED, RESULTING IN A DECLINE IN OUR STOCK PRICE.

We plan to increase significantly our operating expenses to expand our sales and marketing activities, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development, and build our operational infrastructure. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any delay in generating or recognizing revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, if any, which could cause the price of our common stock to fall.

We may experience a delay in generating or recognizing revenue because of a number of reasons. We may experience delays in completing our production environment for our new hosted inUnison-TM- unified communications and unified information business. We are dependent on our business partners and vendors to supply us with hardware, software, consulting services, hosting, and other support to launch and operate our new business.

Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

-     Fluctuations in demand for our products and services;

- Unexpected product returns or the cancellation or rescheduling of significant orders;

- Our ability to develop, introduce, ship and support new products and product enhancements, and to project manage orders and installations;

-     Announcement and new product introductions by our competitors;

- Our ability to develop and support customer relationships with service providers and other potential large customers;

-     Our ability to achieve required cost reductions;

- Our ability to obtain sufficient supplies of sole or limited sourced third party products;

- Unfavorable changes in the prices of the products and components we purchase;

- Our ability to attain and maintain production volumes and quality levels for our products;

-     Our ability to retain key employees;

-     The mix of products and services sold;

- Costs relating to possible acquisitions and integration of technologies or businesses; and

- The effect of amortization of goodwill and purchased intangibles resulting from existing or future acquisitions.

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

OUR SALE OF SHARES UPON CONVERSION OF OUR OUTSTANDING SERIES B PREFERRED STOCK AT A PRICE BELOW THE MARKET PRICE OF OUR COMMON STOCK WILL HAVE A DILUTIVE IMPACT ON OUR STOCKHOLDERS.


We have issued Series B Preferred Stock to certain investors that may be converted into common stock at a discount to the then-prevailing market price of our common stock. The issuance of shares upon conversion of the Series B Preferred Stock may have a dilutive impact on our stockholders. Sales resulting from the conversion of the Series B Preferred Stock could have an immediate adverse effect on the market price of the common stock. To the extent that any of our existing or future Series B Preferred Stock holders convert their securities and sell the underlying shares into the market, the price of our shares may decrease due to the additional shares entering the market.

OUR NEW PRODUCTS AND STRATEGIC PARTNERING RELATIONSHIPS MAY NOT BE SUCCESSFUL.

We have announced our inUnison-TM- UC/UI product applications that are designed to provide our customers with hosted unifying communications and unifying information solutions. Our inUnison-TM- applications will utilize CISCO Systems' unified communications platform, Unified Open Network Exchange-Registered Tradmark-. While we believe that our inUnison-TM- applications running on the Unified Open Network Exchange-Registered Tradmark- platform will provide our customers with scaled, carrier grade IP-based solutions, we cannot assure you that our customers will accept or adopt them. Moreover, we will need to integrate our existing products and applications onto the CISCO's Unified Open Network Exchange-Registered Tradmark- platform. These integration efforts could prove unsuccessful, and could result in product delays and cost overruns. We cannot assure you that CISCO or other software vendors whose software products we license or incorporate into our inUnison-TM- portal will continue to support their products. If these vendors discontinue their support, our business would be adversely affected.

Further, we expect to incur substantial expenditures for equipment, systems, research and development, consultants and personnel to implement this new business model. As a result, our operating results and cash flows may be adversely affected, and we anticipate incurring a net operating loss for our fiscal year ended September 30, 2001. Although we believe that this new product offering will ultimately result in profitable operations, there can be no assurance that the implementation of our new business model will be successful.

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE US TO INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

With the development and launch of our new hosted inUnison-TM- business model, we have experienced a period of rapid growth and expansion that has placed, and continues to place, a significant strain on our resources.
Indeed, our worldwide head count grew approximately 121% in our fiscal year ended September 30, 2000. Unless we manage this growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect production planning, managing headcount, or inaccurate financial reporting, either or all of which may result in unanticipated fluctuations in our operating results and adverse cash flow and financing requirements. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required among other things to:

- Improve existing and implement new operations, information and financial systems, procedures and controls;

- Recruit, train, manage, and retain additional qualified personnel including sales, marketing, research and development personnel;

- Manage multiple relationships with our customers, our customers' customers, our strategic partners, suppliers and other third parties; and

- Acquire additional office space and remote offices in numerous locations within and without the United States that will require space planning and infrastructure to support these additional locations.

We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned financial, operational and personnel systems, procedures and controls may not be adequate to support our future operations. We will need to install various new management information system tools, processes and procedures, continue to modify and improve our existing information technology infrastructure, and invest in training our people to meet the increasing needs associated with our growth. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management and our internal resources. In addition, as we grow internationally, we will have to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, procedures or controls, or any disruption in the transition to such new or enhanced systems, procedures or controls, could adversely affect our ability to accurately forecast sales demand, manage our hosted applications, and record and report financial and management information on a timely and accurate basis.

THE UC/UI MARKET IS YOUNG AND UNTESTED. WE HAVE NOT COMMENCED PROVIDING UC/UI SERVICES IN A HOSTED SERVICE MODEL TO OUR CUSTOMERS UNDER OUR NEW BUSINESS MODEL.

The UC/UI market is in its infancy, and indeed we are one of the first companies in unified information. Despite very positive and upbeat forecasts by a number of leading industry analysts of the market potential for unified communications and unified information applications, we have not yet commenced providing our applications to our customers in a hosted service model. There is no assurance that our UC/UI applications will be adopted or, if adopted, that they will be successful in the marketplace. There is no assurance that our business model of offering our applications in a hosted, recurring revenue model will be successful. We are implementing a new business plan, and to the extent that we fail to execute it successfully, compete with new entrants to this market space, or otherwise are unable to build the complex network infrastructure necessary to provide such services to our customers, our results and cash flows will be negatively impacted and we could face serious needs for additional financing.

WE PRESENTLY RELY UPON LEGACY VOICEMAIL SYSTEMS AND ENTERPRISE INFORMATION REVENUES.

For our fiscal year ended September 30, 2000, legacy voicemail systems revenues (which includes customer premises equipment revenues) accounted for approximately 35.7% of Company's total revenues and 66.4% of our North American revenues. Revenue from the sales of enterprise information center products accounted for approximately 19.2% of our North America revenue for the fiscal year ended September 30, 2000. The projected decline in our legacy business will have an adverse effect on our revenues and financial performance. Management believes that future revenues from legacy voicemail systems and enterprise information center products will steadily decline due to the introduction of inUnison-TM-. Our ability to transition our product sales to our UC/UI hosted, recurring revenue model will be critical to our future growth.

THE SALES CYCLE FOR OUR NEW HOSTED APPLICATIONS MAY BE LONG, AND WE MAY INCUR SUBSTANTIAL NON-RECOVERABLE EXPENSES OR DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR OR OCCUR WHEN ANTICIPATED.

The timing of our recurring revenues from our hosted inUnison-TM- unified communications and unified information applications is difficult to predict because we are launching a new business model and because the unified communications and unified information market is relatively new. Our success will depend in large measure on market demand and acceptance of these applications and technologies, our ability to create a brand for our applications and technologies, our ability to target and sell customers and to drive demand for our applications to their customers, our ability to develop pricing models and to set pricing for our applications, and our ability to build market share. We plan initially to provide our hosted applications to service providers such as wireless service providers (WSPs), internet service providers
(ISPs), application service providers (ASPs) and competitive local exchange carriers (CLECs). We will need to create sales tools, service provider subscriber use models, methodologies and programs to work with our service provider customers to help devise cooperative advertising and sales campaigns to market and sell our inUnison-TM- applications to their customer. The sales process and sale cycle may vary substantially from customer to customer, and our ability to forecast accurately the sale opportunity for any customer, or to drive adoption of our inUnison-TM- applications in our customers' subscribers may be limited. There is no assurance that we will be successful in selling our applications or achieving targeted subscriber adoption, and our operating and cash flow requirements will be negatively impacted should we fail to achieve our targets within the time frames that we forecast.

Our customers may require various testing and test markets of our hosted applications before they decide to contract with us to provide our hosted inUnison-TM- applications to their subscribers. We may incur substantial sales and marketing and operational expenses and expend significant management effort to carry out these tests. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized within the time frames that we have forecasted, we may be unable to compensate for the shortfall, which could harm our operating and cash flow results.

WE RELY UPON OUR DISTRIBUTOR AND SUPPLIER RELATIONSHIPS.

Our current North American legacy operations depend upon the integration of hardware, software, and communications and data processing equipment manufactured by others into systems designed to meet the needs of our customers. Although we have agreements with a number of equipment manufacturers, a major portion of our revenues has been generated from the sale of products manufactured by three companies. We rely significantly on products manufactured and services provided by Centigram Communications Corporation, Baypoint Innovations, a division of Mitel, Inc., and Interactive Intelligence, Inc. Any disruption in our relationships with Centigram Communications Corporation, Baypoint Innovations, or Interactive Intelligence, Inc. would have a significant adverse effect on our business for an indeterminate period of time until new supplier relationships could be established. In 2000, ADC Telecommunications, Inc. acquired Centigram. We have not had a prior contractual relationship with ADC Telecommunications, Inc. and, therefore, our relationship with Centigram Communications Corporation may be adversely affected. Our customers as well may decide not to purchase Centigram or ADC products and solutions. Any interruption in the delivery of products by key suppliers would materially adversely affect our results of operations and financial conditions.

Some of our current suppliers may currently or, at some point, compete with us as we roll out our inUnison-TM- UC/UI applications. Any potential competition from our suppliers could have a material negative impact on our business and financial performance.

WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS.

We have serviced approximately 1,000 customers worldwide. However, the revenues from our two largest customers accounted for approximately 28.6% and 5.2% of total revenues during our fiscal year ended September 30, 2000. No other customer accounted for over 5% of total revenues during this period. This concentration of revenue has resulted in additional risk to our operations, and any disruption of orders from our largest customers would adversely affect on our results of operations and financial condition.

Our Singapore subsidiary, Infotel Technologies (Pte) Ltd., offers a wide range of infrastructure communications equipment products. It has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel is also a networking service provider, and manages data networks for various customers. Infotel's financial performance depends in part on a steady stream of revenues relating to the services performed for Rohde & Schwarz test instruments. Infotel's revenues constituted approximately 45.2% of our total revenues for the fiscal year ended September 30, 2000. Any material change in our relationship with our manufacturers, including but not limited to Rohde & Schwarz, would materially adversely affect our results of operations and financial condition.

OUR MARKET IS HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

The markets for our legacy voice processing and enterprise information software businesses are highly competitive, and competition in this industry is expected to further intensify with the introduction of new product enhancements and new competitors. With such competition may come more aggressive pricing and reduced margins. We currently compete with a number of larger integrated companies that provide competitive voice-processing products and services as subsets of larger product offerings. Our existing and potential competitors include many large domestic and international companies that have better name and product recognition in the market for our products and services and related software, a larger installed base of customers, and substantially greater financial, marketing and technical resources than ourselves.

With the launch of our inUnison-TM- UC/UI hosted applications, we anticipate a decline in our legacy business revenues and related gross margins as we focus on our UC/UI business. Any delays in the anticipated launch of our inUnison-TM-business plan, coupled with a decline in our legacy business, would have a significant adverse impact on our financial performance and financing requirements.

Infotel competes against several large companies in Singapore that are better capitalized. Although Infotel has in the past managed to compete successfully against these larger companies on the basis of its engineering, systems and product management expertise, no assurances can be given that this expertise will allow Infotel to compete effectively with these larger companies in the future. Further, various large manufacturers headquartered outside of Singapore have established their own branch offices in Singapore and also compete with Infotel.

WE RELY HEAVILY ON OUR STRATEGIC PARTNERS IN OUR NEW BUSINESS MODEL, AND WITHOUT SUPPORT FROM

OUR PARTNERS OUR BUSINESS COULD SUFFER.

We have built significant, valuable strategic partnering relationships with a number of partners including Cisco Systems and Hewlett-Packard, and these partnering relationships are important to our success. In the case of CISCO, our partnering relationship includes having been appointed as a CISCO Ecosystem Partner and a CISCO Powered Network member; enjoying cooperative marketing support; receiving or being entitled to receive support in the form of non-recurring engineering subsidies; and receiving or being entitled to receive structured financing for CISCO product. CISCO is supporting or will also be supporting sales of our UC/UI applications by granting to CISCO sales personnel incentive sales quota credit for helping to sell our UC/UI applications. CISCO also has committed to introducing customers to us. Hewlett-Packard also is an important strategic partner that will assist us in designing, implementing and operating our backend solution to provide our UC/UI applications in a hosted, carrier grade environment. Hewlett-Packard has been providing consulting services in the design, build out and operation of our backend architecture. They have also provided structured financing for Hewlett-Packard products and services needed to launch our UC/UI hosted services. Hewlett-Packard may also jointly market and sell our UC/UI applications. We may have Hewlett-Packard host our applications in their data centers and to provide various levels of customer support.

The loss or deterioration of our relationships with either CISCO or Hewlett-Packard could have a material adverse affect on our UC/UI business and financial performance. While we believe that our partnering relationships with CISCO, Hewlett-Packard and other third parties are strong, we cannot assure you that these relationships will continue or that they will have a positive impact on our success.

OUR REVENUES WILL LIKELY DECLINE IF WE DO NOT DEVELOP AND INTEGRATE THE COMPANIES WE ACQUIRE.

We have in the past pursued, and may continue to pursue, acquisition opportunities. Acquisitions involve a number of special risks, including, but not limited to:

-     adverse short-term effects on our operating results;

-     the disruption of our ongoing business;

-     the risk of reduced management attention to existing operations;

- our dependence on the retention, hiring and training of key personnel and the potential risk of loss of such personnel;

- our potential inability to integrate successfully the personnel, operations, technology and products of acquired companies;

-     unanticipated problems or unknown legal liabilities; and

-     adverse tax or financial consequences.

Two of our prior acquisitions, namely the acquisition of Voice Plus (now known as NHancement Technologies North America, Inc.) and Advantis Network & Systems Sdn Bhd, a Malaysian company, in the past yielded operating results that were significantly lower than expected. In fact, the poor performance of Advantis led to its divestiture less than one year after we acquired the company.

The legacy business of Triad Marketing has declined as we have focused the people and technologies of the Triad business on our new inUnison-TM- UC/UI business.

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

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Infotel, our Singapore subsidiary, accounted for approximately 45.2% of our revenues for the fiscal year ended September 30, 2000, and approximately 41.5% of our revenues for the fiscal year ended September 30, 1999. There are risks associated with our international operations, including, but not limited to:

- our dependence on members of management of Infotel and the risk of loss of customers in the event of the departure of key personnel;

- unexpected changes in or impositions of legislative or regulatory requirements;

-     potentially adverse taxes and tax consequences;

-     the burdens of complying with a variety of foreign laws;

-     political, social and economic instability;

-     changes in diplomatic and trade relationships; and

-     foreign exchange and translation risks.

Any one or more of these factors could negatively affect the performance of Infotel and result in a material adverse change in our business, results of operations and financial condition.

We anticipate that the market for our inUnison-TM- UC/UI business is global. We anticipate that we will be expanding our business operations for our UC/UI applications outside the United States, and project that we will launch our UC/UI business in Asia from our existing Singapore operations in the second quarter of our fiscal year 2001. However, we do not yet have established operations for our UC/UI applications outside of the United States, and our business could suffer material adverse results if we cannot build an international organization to launch our UC/UI applications outside of the United States in time to meet market demand or alternative solutions or standards.

OUR STOCK PRICE COULD EXPERIENCE PRICE AND VOLUME FLUCTUATIONS.

The markets for securities such as our common stock historically have experienced extreme price and volume fluctuations. Factors that may adversely affect the market price of our common stock include, but are not limited to, the following:

- new product developments and our ability to innovate, develop and deliver on schedule our inUnison-TM- UC/UI applications;

- technological and other changes in the voice-messaging, unified communications, and unified information;

-     fluctuations in the financial markets;

-     general economic conditions;

-     competition; and

-     quarterly variations in our results of operations.

OUR MANAGEMENT TEAM IS CRUCIAL TO OUR SUCCESS.

Our business depends heavily upon the services of its executives and certain key personnel, including Douglas S. Zorn, our President and Chief Executive Officer, John R. Zavoli, our Chief Financial Officer and General Counsel, Ken Murray, our Chief Operating Officer, Ram Mani, our Chief Technology Officer, and Richard Glover, our Chief Marketing Officer. Management changes often have a disruptive impact on businesses and can lead to the loss of key employees because of the uncertainty inherent in change. In 1999 and 2000, we had significant changes in our key personnel. We cannot be certain that we will be successful in attracting and retaining key personnel worldwide - particularly in the Silicon Valley, greater San Francisco Bay and San Diego areas where we operate - as the employment markets there are intensely competitive. The loss of the services of any one or more of such key personnel, if not replaced, or the inability to attract such key personnel, could harm our business. While hiring efforts are underway to fill the vacancies created by the departure of other key employees, there is no assurance that these posts will be filled in the near future. The loss of these or other key employees could have a material adverse impact on our operations. Furthermore, the recent changes in management may not be adequate to sustain our profitability or to meet our future growth targets.

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS WILL HARM OUR ABILITY TO COMPETE.

We have a number patents and copyrights, and while we are in the process of filing for trademark and patent protection on selected product names, technologies and processes which we have developed, we currently rely and have relied on general common law and confidentiality and non-disclosure agreements with our key employees to protect our trade secrets. We also have recently applied for trademark protection for the names Appiant Technologies and inUnison. Our success depends on our ability to protect our intellectual property rights. Our efforts to protect our intellectual property may not be sufficient against unauthorized third-party copying or use or the application of reverse engineering, and existing laws afford only limited protection. In addition, existing laws may change in a manner that adversely affects our proprietary rights. Furthermore, policing the unauthorized use of our product is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

OUR PRODUCTS COULD INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, RESULTING IN COSTLY LITIGATION AND THE LOSS OF SIGNIFICANT RIGHTS.

We may be subject to legal proceedings and claims for alleged infringement of proprietary rights of others, particularly as the number of products and competitors in our industry grow and functionalities of products overlap. This risk may be higher in a new market in which a large number of patent applications have been filed but are not yet publicly disclosed. We have limited ability to determine which patents our products may infringe and to take measures to avoid infringement. Any litigation could result in substantial costs and diversion of management's attention and resources. Further, parties making infringement claims against us may be able to obtain injunctive or other equitable relief, which could prevent us from selling our products or require us to enter into royalty or license agreements which are not advantageous to us.

IF WE FAIL TO ADEQUATELY RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR EXISTING PRODUCTS WILL BECOME OBSOLETE OR UNMARKETABLE.

Advances in technology could render our products and applications obsolete and unmarketable. We believe that to succeed we must enhance our existing software products and underlying technologies, develop new products and technologies on a timely basis, and satisfy the increasingly sophisticated requirements of our customers. We may not respond successfully to technological change, evolving industry standards or customer requirements. If we are unable to respond adequately to these changes, our revenues could decline. In connection with the introduction of new products and enhancements, we have in the past experienced development delays and unfavorable development cost variances that are not unusual in the software industry. To date, these delays have not had a material impact on our revenues. If new releases or products are delayed or do not achieve broad market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction.

IF OUR SOFTWARE CONTAINS DEFECTS, WE COULD LOSE CUSTOMERS AND REVENUES.

Software applications as complex as ours often contain unknown and undetected errors or performance problems. Many defects are frequently found during the period immediately following the introduction of new software or enhancements to existing software. Furthermore, software which we may license from third parties for inclusion in our inUnison-TM- portal may also have undetected errors or may require significant integration, testing or re-engineering work to operate properly and as represented to our customers. Although we attempt to resolve all errors that we believe would be considered serious by our customers, both our software and any third party software that we license may not be error-free. Undetected errors or performance problems may be discovered in the future, and errors that were considered minor by us may be considered serious by our customers. This could result in lost revenues or delays in customer acceptance, and would be detrimental to our reputation which could harm our business.

FLUCTUATIONS IN OPERATING RESULTS COULD CONTINUE IN THE FUTURE.

Our operating results may vary from period to period as a result of the length of our sales cycle, purchasing patterns of potential customers, the timing of the introduction of new products, software applications and product enhancements by us and our competitors, technological factors, variations in sales by distribution channels, timing of stocking orders by resellers, competitive pricing, and generally nonrecurring system sales. For our legacy business, sales order cycles range generally from one to twelve months, depending on the customer, the type of solution being sold, and whether we will perform installation, integration and customization services. The period from the execution of a purchase order until delivery of system components to us, assembly, configuration, testing and shipment, may range from approximately one to several months. These factors may cause significant fluctuations in operating results in the future. The sales order cycle for our inUnison-TM- UC/UI applications in a hosted services model can only be projected at this time as we are presently negotiating our first contracts with prospective customers. To the extent that we do not sign up customers to our inUnison-TM- UC/UI applications according to our plan, our financial performance and results from operations could suffer.

WE NEED SIGNIFICANT CAPITAL TO OPERATE OUR BUSINESS AND MAY REQUIRE ADDITIONAL FINANCING. IF WE CANNOT OBTAIN SUCH ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

We need significant capital to design, develop and commercialize our products. Currently available funds may be insufficient to fund operations. We may be required to seek additional financing sooner than currently anticipated or may be required to curtail our activities. Based on our past financial performance, coupled with our return to incurring operating losses with our transition to our new business model, our ability to obtain conventional credit has been substantially limited. Our ability to raise capital may also be limited or, if available, be very costly and possibly dilutive to our shareholders.

CERTAIN PROVISIONS OF OUR CHARTER AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER
EFFECTS.

The terms of our Certificate of Incorporation, as amended, and our ability to issue up to 2,000,000 shares of "blank check" preferred stock may have the effect of discouraging proposals by third parties to acquire a controlling interest in us, which could deprive stockholders and of the opportunity to consider an offer to acquire their shares at a premium. In addition, under certain conditions, Section 203 of the Delaware General Corporate Law would impose a three-year moratorium on certain business combinations between us and an "interested stockholder" (in general, a stockholder owning 15% or more of our outstanding voting stock). The existence of such provisions may have a depressive effect on the market price of our common stock in certain situations.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Item 13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of September 6, 2000, we replaced BDO Seidman LLP, our independent accounting firm, with PricewaterhouseCoopers LLP.

We believe that for the nine-month period ended September 30, 1998, the fiscal year ended September 30, 1999, and the subsequent interim period through September 6, 2000, we did not have any disagreement with BDO Seidman LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BDO Seidman LLP would have caused it to make reference in connection with its report on our financial statements to the subject matter of the disagreement.

The decision to change our independent public accountants was recommended and approved by our audit committee of the board of directors.

The reports of BDO Seidman LLP on our financial statements for the fiscal year ended September 30, 1999, the nine months ended September 30, 1998 and the fiscal year ended December 31, 1997, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

During our two fiscal years ended September 30, 1999, and the subsequent interim period through September 6, 2000, we did not consult PricewaterhouseCoopers LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Effective as of September 29, 1999, we replaced Ernst & Young LLP, the independent accounting firm responsible for auditing the financial statements of Infotel, with BDO International.

We believe that for the period from June 22, 1998 to September 30, 1998, we did not have any disagreement with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young LLP would have caused it to make reference in connection with its report on Infotel's financial statements to the subject matter of the disagreement.

The decision to change our independent public accountants was recommended and approved by our audit committee of the board of directors.

The reports of Ernst & Young on Infotel's financial statements for the period from June 22, 1998 to September 30, 1998, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

During our two fiscal years ended September 30, 1999, and any subsequent interim period prior to BDO International's engagement as accountants to Infotel, we did not consult BDO International regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

The information contained in the section captioned "MANAGEMENT-Executive Officers and Directors" of our definitive proxy statement for our 2001 annual meeting of stockholders is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information contained in the section captioned "EXECUTIVE COMPENSATION AND RELATED INFORMATION--Summary Compensation Table" of our definitive proxy statement for our 2001 annual meeting of stockholders is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of our definitive proxy statement for our 2001 annual meeting of stockholders is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" of our definitive proxy statement for our 2001 annual meeting of stockholders is incorporated herein by reference.

                                     PART IV

ITEM 13.  FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the Annual Report on Form 10-KSB:

           1.        Financial Statements

           2.        Exhibits


                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
        EXHIBIT NUMBER                    DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
               2.3            Plan and Agreement of Reorganization, dated
                              December 10, 1999, by and among Trimark Inc.,
                              d.b.a. Triad Marketing, Greg Darling, Richard
                              Glover and the Company. (17)
--------------------------------------------------------------------------------
               2.4            Agreement of Merger, by and between Nhancement
                              Acquisition Corp. and Trimark, filed with the
                              Secretary of State of the State of California
                              effective January 21, 2000. (17)
--------------------------------------------------------------------------------
               2.5            Plan and Agreement of Reorganization between the
                              Company and SVG Software Services, Inc., a
                              California corporation, dated February 4, 2000.
                              (18)
--------------------------------------------------------------------------------
               2.6            Stock Purchase Agreement between the Company and
                              Vijay and Vinita Gulechha dated February 4, 2000.
                              (18)
--------------------------------------------------------------------------------
               3.1            Amended and Restated Certificate of Incorporation,
                              as filed with the Delaware Secretary of State
                              on January 27, 1997, as amended by Certificate
                              of Designations, as filed with the Delaware
                              Secretary of State on April 9, 1998, as further
                              amended by Amended Certificate of Designations,
                              as filed with the Delaware Secretary of State
                              on April 13, 1998, as further amended by
                              Amended Certificate of Designations, as filed
                              with the Delaware Secretary of State on June
                              11, 1999. (1)
--------------------------------------------------------------------------------
               3.2            Amended and Restated Bylaws. (2)
--------------------------------------------------------------------------------
               4.1            Form of Common Stock Certificate. (3)
--------------------------------------------------------------------------------
               4.2            Form of Underwriter Warrant. (4)
--------------------------------------------------------------------------------
               4.3            Registration Rights Agreement, dated September 1,
                              1996, between BioFactors, Inc. ("BFI") and (i) a
                              majority of the holders of securities pursuant to
                              the Secured Note and Warrant Purchase Agreement
                              dated December 1, 1994, as amended; (ii) a
                              majority of the holders of securities issued
                              pursuant to the Secured Note and Stock Purchase
                              Agreement, dated December 1, 1995, as amended;
                              (iii) a majority of the holders of securities
                              issued pursuant to the Unsecured Note and Stock
                              Purchase Agreement, dated February 1, 1996, as
                              amended; (iv) a majority of the holders of
                              securities issued pursuant to the Unit
                              Subscription Agreement, dated May 17, 1996,
                              as amended; (v) the purchasers of securities
                              issued pursuant to the
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
                              Unit Subscription Agreement dated October 3, 1996;
                              and (vi) the former holders of BFI's Series A
                              Preferred Stock. (4)
--------------------------------------------------------------------------------
               4.4            Registration Rights Agreement, dated October 25,
                              1996, between the Company and James S. Gillespie.
                              (3)
--------------------------------------------------------------------------------
               4.5            Form of Series A Preferred Stock Certificate. (5)
--------------------------------------------------------------------------------
               4.6            Registration Rights Agreement, dated as of April
                              13, 1998, among the Company, The Endeavour Capital
                              Fund S.A. and AMRO International S.A. ("AMRO") (5)
--------------------------------------------------------------------------------
               4.7            Warrant Agreement dated February 2, 1999 between
                              the Company and JWGenesis Capital Markets LLC. (6)
--------------------------------------------------------------------------------
               4.8            Warrant Agreement dated February 2, 1999 between
                              the Company and Kenneth L. Greenberg. (6)
--------------------------------------------------------------------------------
               4.9            Warrant Agreement dated February 2, 1999 between
                              the Company and Mark Goldberg. (6)
--------------------------------------------------------------------------------
               4.10           Form of Warrant dated June 15, 1999 delivered to
                              purchasers of Series A Convertible Preferred
                              Stock. (7)
--------------------------------------------------------------------------------
               4.11           Form of Warrant dated June 15, 1999 delivered to
                              purchasers of Series A Convertible Preferred Stock
                              (exercise contingent on redemption of Preferred
                              Stock). (7)
--------------------------------------------------------------------------------
               4.12           Warrant Agreement dated June 7, 1999 between the
                              Company and James S. Gillespie. (7)
--------------------------------------------------------------------------------
               4.13           Warrant Agreement dated June 15, 1999 between the
                              Company and Grady & Hatch and Company, Inc. (7)
--------------------------------------------------------------------------------
               4.14           Warrant, dated January 21, 2000, delivered to
                              Richard Glover. (17)
--------------------------------------------------------------------------------
               4.15           Warrant, dated January 21, 2000, delivered to Greg
                              Darling. (17)
--------------------------------------------------------------------------------
               4.16           Warrant dated December 10, 1999, issued to Douglas
                              S. Zorn. (18)
--------------------------------------------------------------------------------
               4.17           Warrant dated December 10, 1999, issued to James
                              S. Gillespie. (18)
--------------------------------------------------------------------------------
               4.18           Warrant dated December 10, 1999, issued to John M.
                              Black. (18)
--------------------------------------------------------------------------------
               4.19           Warrant dated December 10, 1999, issued to James
                              S. Gillespie. (18)
--------------------------------------------------------------------------------
               4.20           Warrant dated December 10, 1999, issued to N.
                              Bruce Walko. (18)
--------------------------------------------------------------------------------
               4.21           Warrant dated December 10, 1999, issued to Robert
                              J. Schmier. (18)
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
               4.22           Warrant dated December 10, 1999, issued to Diane
                              Nowak. (18)
--------------------------------------------------------------------------------
               4.23           Warrant dated March 1, 2000, issued to William M.
                              Stephens. (19)
--------------------------------------------------------------------------------
               4.24           Convertible Debenture Purchase Agreement by and
                              between NHancement Technologies Inc. and certain
                              investors, dated May 19, 2000. (20)
--------------------------------------------------------------------------------
               4.25           Common Stock Purchase Agreement by and between
                              NHancement Technologies Inc. and Kedrick
                              Investments Limited Inc. and certain investors,
                              dated June 15, 2000. (20)
--------------------------------------------------------------------------------
               4.26           Amendment to the Convertible Debenture Purchase
                              Agreement by and between NHancement Technologies
                              Inc. and Kedrick Investments Limited, dated June
                              30, 2000. (20)
--------------------------------------------------------------------------------
               4.27           Amendment to the Common Stock Purchase Agreement
                              by and between NHancement Technologies Inc. and
                              Kedrick Investments Limited, dated June 30, 2000.
                              (20)
--------------------------------------------------------------------------------
               4.28           Form of Convertible Debenture. (20)
--------------------------------------------------------------------------------
               4.29           Warrant dated May 1, 2000, issued to Cisco Systems
                              Capital Corporation. (21)
--------------------------------------------------------------------------------
               4.30           Warrant dated May 24, 2000, issued to Kedrick
                              Investments Limited. (21)
--------------------------------------------------------------------------------
               4.31           Certificate of Designation of NHancement
                              Technologies Inc. filed with the Secretary of
                              State of the State of Delaware on October 5, 2000.
                              (22)
--------------------------------------------------------------------------------
               4.32*          Warrant dated July 31, 2000 issued to L. Thomas
                              Baldwin III.
--------------------------------------------------------------------------------
               4.33*          Warrant dated August 8, 2000 issued to Allen F.
                              Jacobson
--------------------------------------------------------------------------------
               4.34*          Warrant dated November 28, 2000 issued to Jack
                              T. Zahran
--------------------------------------------------------------------------------
               10.1           Formation Agreement, dated as of October 15, 1996,
                              between BFI and Voice Plus, Inc. ("Voice Plus").
                              (3)
--------------------------------------------------------------------------------
               10.2           Agreement and Plan of Merger, dated as of October
                              30, 1996, between the Company, BFI Acquisition
                              Corporation and BFI. (4)
--------------------------------------------------------------------------------
               10.3           Agreement and Plan of Merger, dated as of October
                              25, 1996, between the Company, Voice Plus
                              Acquisition Corporation, Voice Plus and James S.
                              Gillespie, together with Forms of Promissory
                              Notes. (8)
--------------------------------------------------------------------------------
               10.4           Agreement of Merger between Voice Plus and BFI
                              dated as of October 10, 1997. (5)
--------------------------------------------------------------------------------
               10.5           License Agreement, dated November 24, 1988, by and
                              between BFI and Systems Technology, Inc., as
                              amended by Addendum to License Agreement, dated
                              May 19, 1994, as amended by Second Addendum to
                              License Agreement, dated November 18, 1996. (4)
--------------------------------------------------------------------------------
               10.7           Secured Note and Warrant Purchase Agreement, dated
                              December 1, 1994, between BFI and the purchasers
                              listed therein, as amended by the First Amendment
                              to Secured Note and Warrant Purchase Agreement,
                              dated July 1995, as amended by Amendment to
                              Secured Note and Warrant Purchase Agreement, dated
                              December 1, 1995, as amended by Third Amendment to Secured
                              Note and Warrant Purchase Agreement, dated March
                              1, 1996, and as amended by Fourth Amendment to
                              Secured Note and Warrant Purchase Agreement, dated
                              October 1, 1996, together with Amended and
                              Restated Security Agreement and Form of
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
                              Secured Promissory Note. (4)

--------------------------------------------------------------------------------
               10.8           Secured Note and Stock Purchase Agreement,
                              dated December 1, 1995, between BFI and the
                              purchasers listed therein, as amended by the
                              First Amendment to Secured Note and Stock
                              Purchase Agreement, dated March 1, 1996, as
                              amended by Second Amendment to Secured Note and
                              Stock Purchase Agreement, dated July 1, 1996,
                              and as amended by Third Amendment to Secured
                              Note and Stock Purchase Agreement, dated
                              October 1, 1996, together with Form of Secured
                              Promissory Note. (4)
--------------------------------------------------------------------------------
               10.9           Unsecured Note and Stock Purchase Agreement, dated
                              February 1, 1996, between BFI and the
                              purchasers listed therein, as amended by the
                              First Amendment to Unsecured Note and Stock
                              Purchase Agreement, dated March 1, 1996, as
                              amended by Second Amendment to Unsecured Note
                              and Stock Purchase Agreement, dated July 1,
                              1996, and as amended by Third Amendment to
                              Unsecured Note and Stock Purchase Agreement,
                              dated October 1, 1996, together with Form of
                              Unsecured Promissory Note. (4)
--------------------------------------------------------------------------------
               10.10          Unit Subscription Agreement, dated May 17, 1996,
                              between BFI and the purchasers listed therein, as
                              amended by First Amendment to Unit Subscription
                              Agreement, dated October 1, 1996, together with
                              Form of Promissory Note. (4)
--------------------------------------------------------------------------------
               10.11          Unit Subscription Agreement, dated October 1,
                              1996, between BFI and the purchasers listed
                              therein, together with Form of Promissory Note and
                              Form of Warrant. (2)
--------------------------------------------------------------------------------
               10.12          Equity Incentive Plan. (2)
--------------------------------------------------------------------------------
               10.13          Employment Agreement, dated as of October 30,
                              1996, between Douglas S. Zorn and the Company. (2)
--------------------------------------------------------------------------------
               10.14          Employment Agreement, dated as of October 25,
                              1996, between James S. Gillespie and the Company.
                              (3)
--------------------------------------------------------------------------------
               10.15          Employment Agreement, dated as of October 30,
                              1996, between Esmond T. Goei and the Company. (3)
--------------------------------------------------------------------------------
               10.16          Form of Factor 1000-Registered Trademark - Service
                              Contract. (3)
--------------------------------------------------------------------------------
               10.17          Office Building Lease, dated April 8, 1996,
                              between BFI and Denver West Office Building No. 21
                              Venture. (4)
--------------------------------------------------------------------------------
               10.18          Authorized U.S. Distributor Agreement, dated April
                              16, 1996, between Centigram Communications
                              Corporation and Voice Plus. (3)
--------------------------------------------------------------------------------
               10.19          Office Lease, dated October 16, 1995, between AJ
                              Partners Limited Partnership and Voice Plus. (4)
--------------------------------------------------------------------------------
               10.20          Agreement, dated October 16, 1995, between BFI,
                              Burton Kanter and Elliot Steinberg, as amended by
                              Amendment dated July 16, 1996, between BFI, Esmond
                              Goei, Douglas Zorn, Burton Kanter and Elliot
                              Steinberg. (4)
--------------------------------------------------------------------------------
               10.21          Stockholder Agreement, dated October 25, 1996,
                              between the Company and James D. Gillespie. (4)
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
               10.22          1997 Management and Company Performance Bonus
                              Plan. (4)
--------------------------------------------------------------------------------
               10.23          Employment Agreement, dated as of November 1,
                              1996, between Diane E. Nowak and Voice Plus. (2)
--------------------------------------------------------------------------------
               10.24          Employment Agreement, dated as of November 1,
                              1996, between Bradley Eickman and Voice Plus. (2)
--------------------------------------------------------------------------------
               10.25          Promissory Note Payable to the Company by Esmond
                              T. Goei. (5)
--------------------------------------------------------------------------------
               10.26          Agreement for the Sale of Shares in Advantis
                              Network & System Sdn Bhd dated June 20, 1997,
                              between the Company and the shareholders of
                              Advantis, as amended by the Supplemental
                              Agreement to the Agreement dated November 26,
                              1997, and the Second Supplemental Agreement
                              dated November 26, 1997. (9)
--------------------------------------------------------------------------------
               10.27          Building Lease dated June 9, 1997 by and between
                              the Company, as Tenant and El Dorado Holding
                              Company, Inc., as Landlord. (10)
--------------------------------------------------------------------------------
               10.28          Form of Lock Up Agreement between the Company and
                              the former shareholders of Advantis. (11)
--------------------------------------------------------------------------------
               10.29          Securities Purchase Agreement, dated as of April
                              13, 1998, by and among the Company, the Endeavour
                              Capital Fund S.A. and AMRO. (5)
--------------------------------------------------------------------------------
               10.30          Form of Escrow Instructions related to Securities
                              Purchase Agreement, dated as of April 13, 1998.
                              (5)
--------------------------------------------------------------------------------
               10.31          Form of Reseller Agreement between Interactive
                              Intelligence Inc. and the Company dated July 8,
                              1998. (12)
--------------------------------------------------------------------------------
               10.32          Form of Associate Agreement between NEC, Inc. and
                              the Company dated May 26, 1998. (12)
--------------------------------------------------------------------------------
               10.33          Form of Loan and Security Agreement between
                              Aerofund Financial and the Company dated October
                              9, 1998. (12)
--------------------------------------------------------------------------------
               10.34          Form of Guaranty from Lee Giam Teik, Man Yiew Ming
                              and Ng Kok Wah dated September 30, 1998. (12)
--------------------------------------------------------------------------------
               10.35          Letter Agreement between Lee Giam Teik, Man Yiew
                              Ming and Ng Kok Wah and the Company dated
                              September 30, 1998. (12)
--------------------------------------------------------------------------------
               10.36          Agreement relating to the sale and purchase of
                              500,000 ordinary shares in the Capital of Infotel
                              Technologies (Pte) Ltd ("Infotel"), dated as of
                              January 19, 1998, by and between the Company and
                              the stockholders of Infotel (the "Sale
                              Agreement"). (13)
--------------------------------------------------------------------------------
               10.37          Letter Agreement amending the Sale Agreement,
                              dated as of April 2, 1998, by and between the
                              Company and the stockholders of Infotel. (13)
--------------------------------------------------------------------------------
               10.38          Form of letter agreement amending the Sale
                              Agreement, as amended by Supplement No. 1, dated
                              as of April 22, 1998, by and between the Company
                              and the stockholders of Infotel. (13)
--------------------------------------------------------------------------------
               10.39          Letter agreement amending the Sale Agreement,
                              dated as of June 22, 1998, by and between the
                              Company and stockholders of Infotel. (14)
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
               10.40          Promissory Note, dated as of June 15, 1998, in the
                              original principal amount of $375,000, payable by
                              the Company to AMRO. (14)
--------------------------------------------------------------------------------
               10.41          Promissory Note, dated as of June 15, 1998, in the
                              original principal amount of $375,000, payable by
                              the Company to Endeavour Capital Fund S.A.
                              ("Endeavour"). (14)
--------------------------------------------------------------------------------
               10.42          Letter agreement, dated as of June 15, 1998,
                              amending Securities Purchase Agreement, dated as
                              of April 13, 1998, by and among the Company, AMRO
                              and Endeavour. (14)
--------------------------------------------------------------------------------
               10.43          Letter agreement, dated as of June 12, 1998, by
                              and among the Company, Esmond T. Goei, Douglas S.
                              Zorn and James S. Gillespie. (14)
--------------------------------------------------------------------------------
               10.44          Promissory Note, dated as of June 12, 1998, in the
                              original principal amount of $125,000 payable by
                              the Company to Esmond T. Goei. (14)
--------------------------------------------------------------------------------
               10.45          Promissory Note, dated as of June 12, 1998, in the
                              original principal amount of $225,000 payable by
                              the Company to Douglas S. Zorn. (14)
--------------------------------------------------------------------------------
               10.46          Promissory Note, dated as of June 12, 1998, in the
                              original principal amount of $300,000 payable by
                              the Company to James S. Gillespie. (14)
--------------------------------------------------------------------------------
               10.47          Separation Agreement dated January 13, 1999
                              between Esmond T. Goei and the Company. (15)
--------------------------------------------------------------------------------
               10.48          Letter Agreement dated February 2, 1999 between
                              the Company and JWGenesis Capital Markets LLC. (6)
--------------------------------------------------------------------------------
               10.49          Amendment dated June 11, 1999, to Securities
                              Purchase Agreement dated April 13, 1998. (1)
--------------------------------------------------------------------------------
               10.50          Termination, Consulting and Confidentiality
                              Agreement dated June 7, 1999 between James S.
                              Gillespie and the Company. (7)
--------------------------------------------------------------------------------
               10.51          Loan and Security Agreement, dated as of
                              August 31, 1999, by and among Eastern Systems
                              Technology, Inc. ("Eastern"), Ram V. Mani
                              ("Mani"), Front-End Technologies, Srini
                              Ramakrishnan ("Ramakrishnan") and the Company.
                              (16)
--------------------------------------------------------------------------------
               10.52          Secured Promissory Note, dated as of August 31,
                              1999, in the principal amount of $250,000, payable
                              by Eastern to the Company. (16)
--------------------------------------------------------------------------------
               10.53          Employment Agreement, dated as of August 31, 1999,
                              by and between Mani and the Company. (16)
--------------------------------------------------------------------------------
               10.54          Plan and Agreement of Reorganization, dated August
                              31, 1999, among Eastern, Mani and the Company.
                              (16)
--------------------------------------------------------------------------------
               10.55          Form of Ratification Agreement, dated September
                              ___, 1999, by the Company, Eastern, Mani and
                              Ramakrishnan. (16)
--------------------------------------------------------------------------------
               10.56          Employment Agreement, dated as of January 21,
                              2000, by and between Richard Glover and the
                              Company. (17)
--------------------------------------------------------------------------------
               10.57          Employment Agreement, dated as of January 21,
                              2000, by and between Greg Darling and the Company.
                              (17)
--------------------------------------------------------------------------------
               10.58          Form of Non-Compete Agreement, dated as of January
                              21, 2000, by and among the Company, Merger Sub and
                              each of Richard Darling and Greg Glover. (17)
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
               10.59          Letter dated December 10, 1999, terminating the
                              Consultancy Agreement dated June 7, 1999 between
                              the Company and James S. Gillespie. (18)
--------------------------------------------------------------------------------
               10.60          Master Agreement to lease equipment entered into
                              as of April 21, 2000 with Cisco Systems Capital
                              Corporation. (21)
--------------------------------------------------------------------------------
               10.61          Series B Preferred Stock Purchase Agreement dated
                              as of October 31, 2000, by and between NHancement
                              Technologies Inc. and certain investors. (22)
--------------------------------------------------------------------------------
               10.62          Shelf Registration Agreement dated as of October
                              31, 2000, by and between NHancement Technologies
                              Inc. and certain investors. (22)
--------------------------------------------------------------------------------
               21*            Subsidiaries
--------------------------------------------------------------------------------
               23.1*          Consent of PricewaterhouseCoopers LLP.
--------------------------------------------------------------------------------
               23.2*          Consent of BDO Seidman, LLP.
--------------------------------------------------------------------------------
               24             Power of Attorney (included on signature page to
                              this Report on Form 10-KSB).
--------------------------------------------------------------------------------
               27*            Financial Data Schedule [Note: will be for the
                              twelve months ended 9/30/00].
--------------------------------------------------------------------------------

-------------------

* To be filed herewith

(1) Incorporated by reference to the document bearing the same exhibit number as contained in Issuer's Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 1999.

(2) Incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 2 to Issuer's Registration Statement on Form SB-2 (Reg. No. 333-15563), as filed with the Securities and Exchange Commission on January 13, 1997.

(3) Incorporated by reference to the document bearing the same exhibit number as contained in Issuer's Registration Statement on Form SB-2 (Reg. No. 333-15563), as filed with the Securities and Exchange Commission on November 5, 1996.

(4) Incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 1 to Issuer's Registration Statement on Form SB-2 (Reg. No. 333-15563), as filed with the Securities and Exchange Commission on December 20, 1996.

(5) Incorporated by reference to the document bearing the same exhibit number as contained in Issuer's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 15, 1998.

(6) Incorporated by reference to the document bearing the same exhibit number as contained in Issuer's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on February 16, 1999.

(7) Incorporated by reference to the document bearing the same exhibit number as contained in Registrant's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on July 28, 1999.

(8) Incorporated by reference to the document bearing the same exhibit number as contained in Amendment No. 3 to Issuer's Registration Statement on Form SB-2 (Reg. No. 333-15563), as filed with the Securities and Exchange Commission on January 28, 1997.

(9) Incorporated by reference to Exhibit 2.01 to Issuer's Form 8-K, as filed with the Securities and Exchange Commission on December 30, 1997.

(10) Incorporated by reference to the document bearing the same exhibit number as contained in Issuer's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 1997.

(11) Incorporated by reference to Exhibit 4.01 to Issuer's Form 8-K, as filed with the Securities and Exchange Commission on December 30, 1997.

(12) Incorporated by reference to the document bearing the same exhibit number as contained in Issuer's Annual Report, as amended, on Form 10-KSB/A, as filed with the Securities and Exchange Commission on January 29, 1999.

(13) Incorporated by reference from Issuer's Registration Statement on Form S-3 (Reg. No. 333-52709), as initially filed with the Securities and Exchange Commission on May 14, 1998.

(14) Incorporated by reference from Issuer's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 1998.

(15) Incorporated by reference to the document bearing the same exhibit number as contained on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 1999.

(16) Incorporated by reference from Issuer's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

(17) Incorporated by reference from Issuer's Report on Form 8-K, as filedwith Securities and Exchange Commission on February 7, 2000.

(18) Incorporated by reference from Issuer's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on February 14, 2000.

(19) Incorporated by reference from Issuer's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(20) Incorporated by reference from Issuer's Registration Statement on Form S-3 (Reg. No. 333-41474), as filed with the Securities and Exchange Commission on July 14, 2000.

(21) Incorporated by reference from Issuer's Quarterly Report on Form 10-QSB as filed with Securities and Exchange Commission on August 14, 2000.

(22) Incorporated by reference from Issuer's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000.

(b)      Reports on Form 8-K

On December 23, 1999, we filed a report on Form 8-K announcing a change in the accountants used by Infotel, our Singapore subsidiary.

On December 29, 1999, we filed an amended report on Form 8-K/A with regard to the change in the accountants used by Infotel, our Singapore subsidiary.

On February 7, 2000, we filed a report on Form 8-K to announce our acquisition of Trimark Incorporated, a California corporation.

On February 15, 2000, we filed an amended report on Form 8-K/A with regard to our acquisition of Trimark Incorporated.

On September 12, 2000, we filed a report on Form 8-K to announce that we have replaced BDO Seidman LLP, our independent accounting firm, with PricewaterhouseCoopers LLP.

                               SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE ISSUER HAS DULY CAUSED THIS REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF PLEASANTON, STATE OF CALIFORNIA ON THIS 12TH DAY OF JANUARY, 2001.

                                     NHANCEMENT TECHNOLOGIES INC.


                                     By:  /s/ DOUGLAS S. ZORN
                                          --------------------------------------
                                          Douglas S. Zorn
                                          President and Chief Executive Officer


                                POWER OF ATTORNEY

EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS DOUGLAS S. ZORN AND JOHN R. ZAVOLI AS HIS OR HER TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENT WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION FOR HIM OR HER AND IN HIS OR HER NAME, PLACE AND STEAD IN ANY AND ALL CAPACITIES TO EXECUTE IN THE NAME OF EACH SUCH PERSON WHO IS THEN AN OFFICER OR DIRECTOR OF THE ISSUER ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-KSB AND TO FILE THE SAME WITH ALL EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS AND EACH OF THEM FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUIRED OR NECESSARY TO BE DONE IN AND ABOUT THE PREMISES AS FULLY AS HE OR SHE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS, OR ANY OF THEM, OR THEIR OR HIS SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE THEREOF.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.


      SIGNATURE                                         TITLE                                          DATE
/s/ Douglas S. Zorn                 Chairman of the Board, Chief Executive Officer,              January 12, 2001
-------------------------------     President and Director (Principal Executive
Douglas S. Zorn                     Officer)

/s/ Ram V. Mani
-------------------------------     Director                                                     January 12, 2001
Ram V. Mani

/s/ Robert J. Schmier
-------------------------------     Director                                                     January 12, 2001
Robert J. Schmier

/s/ N. Bruce Walko
-------------------------------     Director                                                     January 12, 2001
N. Bruce Walko

/s/ John R. Zavoli                  Vice President of Finance, Chief Financial Officer           January 12, 2001
-------------------------------     (Principal Financial and Accounting Officer), and
John R. Zavoli                      General Counsel


/s/ Allen F. Jacobson
-------------------------------     Director                                                     January 12, 2001
Allen F. Jacobson

/s/ L. Thomas Baldwin III
-------------------------------     Director                                                     January 12, 2001
L. Thomas Baldwin III

                                INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
---------------------------------------------------------------------------
         4.32        Warrant dated July 31, 2000 issued to L. Thomas
                     Baldwin III.
         4.33        Warrant dated August 8, 2000 issued to Allen F.
                     Jacobson
         4.34        Warrant dated November 28, 2000 issued to Jack T.
                     Zahran
         21          Subsidiaries
         23.1        Consent of PricewaterhouseCoopers LLP
         23.2        Consent of BDO Seidman, LLP
         24          Power of Attorney (included on signature page)
         27          Financial Data Schedule


All other exhibits indicated in Item 13 of this Annual Report have been incorporated by reference herein as indicated in Item 13.

                 REPORT OF INDEPENDENT ACCOUNTANTS

To: The Board of Directors and Stockholders of Nhancement Technologies Inc.:

In our opinion, the accompanying consolidated balance sheet as of September 30, 2000 and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and cash flows present fairly, in all material respects, the financial position of Nhancement Technologies
Inc. and its subsidiaries at September 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
SAN JOSE, CALIFORNIA
DECEMBER 19, 2000

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nhancement Technologies Inc. and Subsidiaries at September 30, 1999 and the results of their operations and their cash flows for the fiscal year ended September 30, 1999 and the nine months ended September 30, 1998 in conformity with accounting principles generally accepted in the United States of America.


                                                               BDO Seidman, LLP

San Francisco, California
December 14, 1999

                                 NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEET


-------------------------------------------------------------------------------------------------------------------------
                                                                                                      September 30,
                                                                                                  2000             1999
-------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                                            $  5,603,000    $  2,329,000
        Restricted cash                                                                           116,000         190,000
        Accounts receivable, less allowance for doubtful accounts of $402,000 and $158,000      3,907,000       5,722,000
        Inventory                                                                                 550,000       1,312,000
        Equipment at customers under integration                                                1,708,000         282,000
        Current portion of notes receivable from related parties                                        -         480,000
        Prepaid expenses and other                                                                313,000         213,000
-------------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                                          12,197,000      10,528,000
-------------------------------------------------------------------------------------------------------------------------
        Property and equipment, net                                                             3,395,000       1,155,000
        Capitalized software, net                                                              18,366,000       1,512,000
        Goodwill and other intangible assets, net                                               2,443,000       2,682,000
        Long-term portion of notes receivable from related parties                                      -          94,000
        Other assets                                                                            2,384,000          50,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $ 38,785,000    $ 16,021,000
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Lines of credit                                                                           343,000    $    540,000
        Accounts payable                                                                        5,269,000       4,492,000
        Accrued liabilities                                                                     2,478,000       1,899,000
        Deferred revenue                                                                        2,919,000       1,608,000
        Income tax payable                                                                        280,000          79,000
        Advances for preferred stock                                                            3,500,000               -
        Dividends payable                                                                               -          22,000
        Capital lease obligations, current portion                                              3,072,000          83,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                      17,861,000       8,723,000
        Capital lease obligations, net of current portion                                       4,717,000          62,000
TOTAL LIABILITIES                                                                              22,578,000       8,785,000
-------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
        Convertible preferred stock, $0.01 par value, 2,000,000 shares authorized, 11,300 shares issued and outstanding at
           September 30, 1999                                                                           -         855,000
        Common stock, $0.01 par value, 20,000,000 shares authorized,
           12,349,200 and 8,219,700 shares issued and outstanding
           September 30, 2000 and 1999 respectively                                               123,000          82,000
        Additional paid-in capital                                                             49,261,000      24,473,000
        Unearned stock-based compensation                                                      (2,012,000)              -
        Accumulated deficit                                                                   (30,809,000)    (17,965,000)
        Accumulated other comprehensive loss                                                     (356,000)       (209,000)
-------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                     16,207,000       7,236,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 38,785,000    $ 16,021,000
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 NINE-MONTH PERIOD
                                                                            YEARS ENDED SEPTEMBER 30,                  ENDED
                                                                                                                    SEPTEMBER 30,
                                                                                2000           1999                     1998
----------------------------------------------------------------------------------------------------------------------------------
Net revenues:
Products and integration services                                           $11,236,000     $11,807,000              $5,062,000
Other services                                                               14,293,000      11,533,000               4,380,000
----------------------------------------------------------------------------------------------------------------------------------
TOTAL NET REVENUES                                                           25,529,000      23,340,000               9,442,000
----------------------------------------------------------------------------------------------------------------------------------
Cost of sales:
Products and integration services                                             9,852,000       8,530,000               3,688,000
Other services                                                                8,621,000       7,269,000               2,175,000
----------------------------------------------------------------------------------------------------------------------------------
TOTAL COST OF SALES                                                          18,473,000      15,799,000               5,863,000
----------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                  7,056,000       7,541,000               3,579,000
----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative                                          16,554,000       7,421,000               4,211,000
Restructuring charges                                                                 -         189,000                       -
Goodwill amortization, including impairment loss of $525,000 in 1998            676,000         443,000                 798,000
----------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                     17,230,000       8,053,000               5,009,000
----------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                        (10,174,000)       (512,000)             (1,430,000)
OTHER INCOME (EXPENSE)
Interest income                                                                 217,000         108,000                  77,000
Interest expense                                                             (2,307,000)       (414,000)               (139,000)
Other                                                                          (312,000)        135,000                  40,000
----------------------------------------------------------------------------------------------------------------------------------
Total other expense                                                          (2,402,000)       (171,000)                (22,000)
Loss from continuing operations before income taxes                         (12,576,000)       (683,000)             (1,452,000)
Provision for income taxes                                                      268,000          34,000                  71,000
LOSS FROM CONTINUING OPERATIONS                                             (12,844,000)       (717,000)             (1,523,000)
Loss from discontinued operations of Advantis                                         -               -                (581,000)
Loss from disposal of Advantis                                                        -               -                (369,000)
----------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                   ($12,844,000)      ($717,000)             (2,473,000)
PREFERRED STOCK DIVIDENDS                                                             -        (738,000)               (436,000)
----------------------------------------------------------------------------------------------------------------------------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                  ($12,844,000)    ($1,455,000)            ($2,909,000)
----------------------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE           ($1.25)          ($.23)                  ($.41)
BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE              -               -                   ($.20)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER COMMON SHARE                                          ($1.25)          ($.23)                  ($.61)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
SHARES USED IN PER SHARE CALCULATION-BASIC AND DILUTED                       10,302,900       6,249,000               4,802,000
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS
 Net loss                                                                  ($12,844,000)      ($717,000)            ($2,473,000)
Other comprehensive loss
      Translation gain/loss                                                    (147,000)        (33,000)               (187,000)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                         ($12,991,000)      ($750,000)            ($2,660,000)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                  NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


--------------------------------------------------------------------------------------------------------------------
                                                                                                      ADDITIONAL
                                            PREFERRED STOCK                 COMMON STOCK                PAID IN
                                          SHARES       AMOUNT          SHARES         AMOUNT            CAPITAL
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                   -     $       -        4,437,000       $44,000          $18,021,000
Issuance of preferred stock, net
of stock issuance costs of
$265,000                                  12,500       985,000                -             -                    -
Deemed dividend related to
preferred stock convertible at a
discount                                       -             -                -             -              417,000

Cash dividends payable on
Preferred Stock                                -             -                -             -

Dividends on preferred stock paid
in common stock                                -             -            8,400             -               11,000

Conversion of preferred stock
into common stock                        (9,300)      (733,000)         700,800         7,000              726,000

Common Stock issued in Infotel
acquisition                                    -             -          433,000         4,000            1,836,000

Issuance of common stock options
for service fees                               -             -                -             -               10,000

Net Loss                                       -             -                -             -

Cumulative translation loss                    -             -                -             -




-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       ACCUMULATED
                                                                                          OTHER
                                          UNEARNED                                    COMPREHENSIVE
                                         STOCK-BASED      ACCUMULATED                     INCOME/                       TOTAL
                                         COMPENSATION       DEFICIT                        LOSS
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 $-           ($13,601,000)                    $11,000                    $4,475,000
Issuance of preferred stock, net
of stock issuance costs of
$265,000                                      -                       -                          -                       985,000
Deemed dividend related to
preferred stock convertible at a
discount                                      -               (417,000)                          -                             -

Cash dividends payable on
Preferred Stock                               -                (19,000)                          -                      (19,000)

Dividends on preferred stock paid
in common stock                               -                       -                          -                        11,000

Conversion of preferred stock
into common stock                             -                       -                          -                             -

Common Stock issued in Infotel
acquisition                                   -                       -                          -                     1,840,000

Issuance of common stock options
for service fees                              -                       -                          -                        10,000

Net Loss                                      -             (2,473,000)                          -                   (2,473,000)

Cumulative translation loss                   -                       -                  (187,000)                     (187,000)



---------------------------------------------------------------------------------------------------------------------
                                                                                                       ADDITIONAL
                                            PREFERRED STOCK                 COMMON STOCK                 PAID IN
                                          SHARES       AMOUNT          SHARES          AMOUNT            CAPITAL
---------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998.             3,200      $252,000        5,579,200       $55,000          $21,021,000
---------------------------------------------------------------------------------------------------------------------
Additional Common stock issued
for Infotel                                    -             -          177,200         2,000               (2,000)
Issuance of Preferred Stock, net
of stock issuance costs of
$278,000                                  17,500      1,472,000               -             -

Issuance of warrants in preferred
financing                                      -       (143,000)              -             -              143,000

Deemed dividend on preferred
stock convertible at a discount                -             -                -             -              708,000

Cash dividends on preferred stock              -             -                -             -

Compensation related to grant of
stock options to employee                      -             -                -             -              105,000

Conversion of preferred stock
into common stock                         (9,400)      (726,000)      1,090,700        11,000              715,000

Dividends on preferred Stock paid
in common stock                                -             -           21,900                             16,000


Infotel Debt converted to equity               -             -          559,100         6,000              629,000

Common Stock issued for purchase
of software assets from Eastern                -             -          675,000         7,000            1,022,000

Stockholder debt converted to
common stock                                   -             -          116,600         1,000              116,000

Net Loss                                       -             -                -             -                    -

Cumulative translation loss                    -             -                -             -                    -



----------------------------------------------------------------------------------------------------------------------------------
                                          UNEARNED                                    ACCUMULATED OTHER
                                        STOCK-BASED           ACCUMULATED            COMPREHENSIVE INCOME/               TOTAL
                                        COMPENSATION            DEFICIT                       LOSS
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998.                    -           ($16,510,000)                  ($176,000)                 $4,642,000
Additional Common stock issued
for Infotel                                       -                      -                          -                            -
Issuance of Preferred Stock, net
of stock issuance costs of
$278,000                                          -                      -                          -                    1,472,000

Issuance of warrants in preferred
financing                                         -                      -                          -                            -

Deemed dividend on preferred
stock convertible at a discount                   -               (708,000)                         -                            -

Cash dividends on preferred stock                 -                (30,000)                         -                      (30,000)

Compensation related to grant of
stock options to employee                         -                      -                          -                      105,000

Conversion of preferred stock
into common stock                                 -                      -                          -                            -

Dividends on preferred Stock paid
in common stock                                   -                      -                          -                       16,000


Infotel Debt converted to Equity                  -                      -                          -                      635,000

Common Stock issued for purchase
of software assets from Eastern                   -                      -                          -                    1,029,000

Stockholder debt converted to
common stock                                      -                      -                          -                      117,000

Net Loss                                          -               (717,000)                         -                     (717,000)

Cumulative translation loss                       -                      -                    (33,000)                     (33,000)

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------
                                                                                         Additional
                                       Preferred Stock             Common Stock            Paid in
                                    Shares       Amount        Shares       Amount         Capital
-----------------------------------------------------------------------------------------------------
Balance at September 30, 1999        11,300      $855,000     8,219,700      $82,000    $24,473,000
Conversion of preferred stock       (11,300)     (855,000)    1,056,400       11,000        844,000
into common stock
Issuance of common stock
related to:
    Dividends on preferred stock
    paid in common stock               -                -        23,700            -         22,000
    Exercise of stock options
    and warrants                       -                -     1,580,500       15,000      2,381,000
Conversion of convertible
debentures into common stock           -                -       685,400        7,000      5,890,000
Repurchase of common stock             -                -      (216,500)      (2,000)      (789,000)
Stock based compensation for
the issuance of warrants to:
      Consultants for services         -                -         -                -      2,050,000
      Employees                        -                -        --                -      2,036,000
      Other third parties              -                -         -                -      2,827,000
Common stock and warrants
issued in acquisitions
      Trimark, Inc.                                            750,000         7,000      3,453,000
      SVG Software Services, Inc.                              250,000         3,000      2,175,000
Unearned stock-based
compensation                           -                -         -                -      2,073,000
Amortization of stock-based
compensation                           -                -         -                -              -
Deemed interest expense
related to convertible
debentures at a discount               -                -         -                -      1,595,000

Stock based compensation
related to benefit associated
with accelerated vesting of
options                                -                -         -                -        231,000
                                       -                -         -                -              -
Net loss                               -                -         -                -              -
Cumulative translation loss            -                -         -                -              -
-----------------------------------------------------------------------------------------------------
Balance at September 30, 2000          -                -     12,349,200    $123,000    $49,261,000
-----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------
                                                                          Accumulated
                                         Unearned                            Other
                                        Stock-based     Accumulated      Comprehensive
                                        Compensation      Deficit        Income / Loss       Total
-----------------------------------------------------------------------------------------------------
Balance at September 30, 1999                     -     ($17,965,000)        ($209,000)    $7,236,000
Conversion of preferred stock                     -                -                 -              -
into common stock
Issuance of common stock
related to:
    Dividends on preferred                        -                -                 -         22,000
    paid in stock
    Exercise of stock options
    and warrants                                  -                -                 -      2,396,000
Conversion of convertible
debentures into common stock                      -                -                 -      5,897,000
Repurchase of common stock                        -                -                 -       (791,000)
Stock based compensation for
the issuance of warrants to:
      Consultants for services                    -                -                 -      2,050,000
      Employees                                   -                -                 -      2,036,000
      Other third parties                         -                -                 -      2,827,000
Common stock and warrants
issued in acquisitions                                                                              -
      Trimark, Inc.                               -                -                 -      3,460,000
      SVG Software Services, Inc.                 -                -                 -      2,178,000
Unearned stock-based
compensation                             (2,073,000)               -                 -              -
Amortization of stock-based
compensation                                 61,000                -                 -         61,000
Deemed interest expense
related to convertible
debentures issued at a discount                   -                -                 -      1,595,000

Stock based compensation
related to benefit associated
with accelerated vesting of
options                                           -                -                 -        231,000

Net loss                                          -      (12,844,000)                -    (12,844,000)
Cumulative translation loss                       -                -          (147,000)      (147,000)
-----------------------------------------------------------------------------------------------------
Balance at September 30, 2000           ($2,012,000)    ($30,809,000)        ($356,000)   $16,207,000
-----------------------------------------------------------------------------------------------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                   NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOW

---------------------------------------------------------------------------------------------------------------------------------
                                                                                              YEARS ENDED      NINE MONTHS ENDED
                                                                                             SEPTEMBER 30         SEPTEMBER 30
                                                                                         2000           1999           1998
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                                   ($12,844,000)     ($717,000)   ($2,473,000)
        Adjustments to reconcile net loss to net cash (used  in) provided by operating activities
        Provision for doubtful accounts                                                 243,000              -              -
        Loss from discontinued operations                                                                    -        581,000
        Depreciation and other amortization                                           1,071,000        405,000        261,000
        Amortization of goodwill                                                        675,000        443,000        723,000
        Stock-based compensation relating to stock options and warrants               4,379,000        104,000         11,000
        Deemed interest expense related to debentures payable and
          convertible at a discount                                                   1,595,000              -              -
        Other                                                                                 -        (41,000)       (25,000)
        Loss on sale of Advantis, net of cash of $1,000                                                      -        367,000
        Changes in operating assets and liabilities net of acquisitions:
             Accounts receivable                                                      1,572,000     (1,146,000)      (543,000)
             Inventory                                                                 (664,000)       (48,000)       653,000
             Prepaid expenses and other                                                 (36,000)       131,000        (41,000)
             Other assets                                                              (190,000)       235,000        (89,000)
             Income tax payable                                                         201,000       (253,000)        64,000
             Accounts payable and other current liabilities                            (799,000)     2,008,000        337,000
             Deferred Revenue                                                         1,311,000              -              -
---------------------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      (3,486,000)     1,121,000       (174,000)
CASH PROVIDED BY DISCONTINUED OPERATIONS                                                      -              -       (308,000)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Restricted cash                                                                  74,000        179,000       (369,000)
        Advantis acquisition costs                                                            -              -       (197,000)
        Cash purchase price of Infotel, net of cash acquired of $2,366,000                    -              -        (30,000)
        Proceeds loaned to related party                                                              (250,000)             -
        Receipt of note receivable from related party                                   574,000         12,000              -
        Proceeds on sale of property and equipment                                       17,000        159,000         16,000



        Cash acquired in connection with the purchase of Trimark                         45,000              -              -
        Purchase of software assets                                                           -         82,000              -
        Development of software assets                                                 (618,000)             -              -
        Purchase of property and equipment                                           (1,206,000)      (340,000)      (360,000)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (1,114,000)      (158,000)      (940,000)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Share repurchase                                                               (791,000)             -              -
        Net borrowing (repayment) under line of credit                                 (197,000)       309,000        263,000
        Advance payment on future lease obligation                                   (2,000,000)             -              -
        Repayment of note payable to related party                                            -              -              -
        Proceeds from notes payable                                                           -              -      1,400,000
        Proceeds from sale of preferred stock, net of offering costs                          -      1,472,000        985,000
        Advanced payments for preferred stock                                         3,559,000              -              -
        Proceeds from warrants and options exercised for common stock                 2,396,000              -              -
        Proceeds from issuance of convertible debenture, net of issuance costs of
           $403,000                                                                   5,397,000              -              -
        Principal payments on capital leases                                           (344,000)       (93,000)       (27,000)
        Principal payment on notes payable to Stockholders                                    -     (1,990,000)      (838,000)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   8,020,000       (302,000)     1,783,000
---------------------------------------------------------------------------------------------------------------------------------
           Effect of exchange rate changes on cash                                     (146,000)        (9,000)       (47,000)
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             3,274,000        652,000        314,000
---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        2,329,000      1,677,000      1,363,000

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $5,603,000     $2,329,000     $1,677,000
---------------------------------------------------------------------------------------------------------------------------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


SUPPLEMENTAL CASH FLOW INFORMATION:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                     YEARS ENDED            NINE MONTHS ENDED
                                                                                    SEPTEMBER 30               SEPTEMBER 30
                                                                                 2000             1999             1998
---------------------------------------------------------------------------------------------------------------------------------
CASH TRANSACTIONS:
       Cash paid for income taxes                                             $      6,000   $    315,000   $          -
       Interest paid                                                               440,000        414,000        120,000
NON-CASH TRANSACTIONS:
       Issuance of Common Stock and Stock options in acquisitions                5,638,000      1,029,000      1,840,000
       Purchases of property and equipment under capital leases                  1,481,000        125,000        141,000
       Issuance of Common Stock for conversion of Stockholder debt                       -        117,000              -
       Conversion of Infotel debt to equity                                              -        635,000              -
       Unearned stock-based compensation                                         2,073,000              -              -

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    OVERVIEW

BACKGROUND AND BUSINESS

Nhancement Technologies Inc., ("Nhancement" or the "Company") is a Delaware corporation headquartered in Pleasanton, California and was incorporated in October 1996 as a holding company. The Company's businesses have been conducted through its operating subsidiaries, Nhancement Technologies North America, Inc. ("NHAN NA"), a California corporation headquartered in Pleasanton, California, and Infotel Technologies (Pte), Ltd., based in Singapore. NHAN NA has historically been a systems distributor and integrator of voice processing and multimedia messaging equipment and software and in fiscal 2000, began the development and purchase of software for its hosted internet protocol based unified communication and unified information portal services under the name inUnison-TM-. Infotel is a distributor of telecommunications and other electronic products and provides consulting and a range of other services for the telecommunications and information technology market. Infotel also provides radar system integration, turnkey project management, and electronic test instrumentation services.

NHAN NA revenues were 52%, 59% and 68% of consolidated net revenues in fiscal years 2000 and 1999 and the nine-month period ended September 30, 1998. Infotel revenues were 45%, 41% and 32% of consolidated net revenues for fiscal years 2000 and 1999 and for the nine-month period ended September 30, 1998. No revenues have been recorded through September 30, 2000 from the Company's hosted internet inUnison-TM- unified communication and unified information portal ("inUnison-TM- portal") services.

During fiscal year 1999, the Company acquired the assets of Eastern Systems Technology, Inc. ("Eastern"), which primarily consisted of a software search engine capable of accessing information contained in multiple corporate databases. The Eastern acquisition provided the Company with a search engine for inclusion in the Company's inUnision-TM- portal services applications.

During fiscal year 2000, the Company acquired the assets of SVG Software Services, Inc., a California corporation ("SVG"), which primarily consisted of customer relationship management software, and Enhancement Technologies (India) Pte. Ltd. ("NHAN India") a company incorporated in Chennai, India. NHAN India conducts substantial software development activities for the inUnison-TM- portal and also focuses on call center solutions and outsourcing for enterprises seeking to establish call centers in India. Also, during fiscal year 2000, the Company acquired Trimark, Inc., headquartered in San Diego, California and doing business as Triad Marketing ("Triad"). Triad designs, manufactures and markets profile selling software products to corporate and credit union clients. The Triad and SVG acquisitions provided the Company with recommendation engine software tools and customer relationship management software, respectively, for inclusion in the Company's inUnison-TM- portal service applications.

The Company's acquisitions are described in Note 3 to the consolidated financial statements.

The Company also has a Canadian subsidiary, which facilitates the sale of NHAN NA's voice processing and multimedia messaging equipment and integration services.

The results of operations of Advantis Network Systems SDN Bhd are classified as discontinued operations as this subsidiary was divested on September 30, 1998.

LIQUIDITY

The consolidated financial statements of the Company and its subsidiaries contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company recorded a net loss of $12,844,000 on net revenues of $25,529,000 for fiscal year 2000 and also sustained significant losses for the fiscal year 1999 and for the nine-month period ended September 30, 1998. A net operating loss is also anticipated for fiscal year 2001 from incurrance of significant sales and marketing, product development and general and administrative expenses. As a result, the Company will need to generate significantly higher revenue to reach profitability as the organization of the new inUnison-TM- portal business is built. In addition, the amortization of capitalized software and other assets that the Company has purchased or developed for the new inUnison-TM- portal is anticipated in fiscal 2001.

Management's plans to reverse the recent trend of losses are to increase revenues and gross margins while controlling costs, especially based on expected revenues for the Company's inUnison-TM- portal services applications. If the Company is unable to generate adequate cash flows from operations to finance the development and market introduction of its inUnison-TM- portal services, the Company may need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain additional funding, if necessary, on acceptable terms or at all. In case this funding will not be available to the Company, alternative strategies will be taken to ensure sufficient net cash flows. Those alternative strategies may include downsizing of operations and a refocus on the Company's legacy business. There can be no assurance that the Company will be able to achieve adequate cash flows from these alternative strategies.

CHANGE IN FISCAL YEAR-END

On July 30, 1998, the Board of Directors of the Company approved a resolution to change the Company and its subsidiaries fiscal year-end to September 30. As a result, a transition period for the nine months ended September 30, 1998 is presented herein. Consequently, the Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statements of Cash Flows present audited information for fiscal years 2000 and 1999 and the nine-month period ended September 30, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated. Assets and liabilities of Infotel, which operates in a local currency environment, are translated into U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly to other comprehensive loss. Income and expense accounts are translated at average exchange rates during the fiscal year.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The Company classifies highly liquid investments with an original or remaining maturity of three months or less at date of purchase as cash equivalents. The carrying amounts reported for cash and cash equivalents are considered to approximate fair values based upon the short maturities of those financial instruments.

The carrying amounts of certain of the Company's other financial instruments including accounts receivable, accounts payable, accrued liabilities and advances for preferred stock approximate fair value due to their short maturities.

The Company's Infotel subsidiary maintains fixed deposits to secure bankers' guarantees of its performance on radar system integration projects. The restrictions on these funds are released when the projects are completed. The Company expects guaranteed work secured by these deposits to be completed within one year.

The Company used forward exchange contracts to hedge firm purchase commitments that expose the Company to risk as a result of fluctuations in foreign currency exchange rates. Gains and losses of forward exchange contracts that were designated as hedges of firm purchase commitments were deferred in other current liabilities and were included in the measurement of the underlying transaction. Hedge accounting was only applied if the derivative reduced the risk of the underlying hedged item and was designated at inception as a hedge. Derivatives were measured for effectiveness both at inception and on an ongoing basis. Exchange contracts outstanding at September 30, 2000, which hedged firm purchase commitments had notational amounts of $1,300,000 which approximates fair value and matured in October and November 2000.

CERTAIN RISKS AND CONCENTRATIONS

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with one financial institution domiciled in the United States and another domiciled in Singapore. The
Company performs ongoing credit evaluations of its customers, generally does not require collateral of its customers and maintains allowances for potential credit losses. At September 30, 2000, two customers were 18% and 12% of accounts receivable. At September 30, 1999, two customers were 33% and 11% of accounts receivable.

Suppliers

The Company's legacy operations of NHAN NA depends upon the integration of hardware, software, and communications and data processing equipment manufactured by others into systems designed to meet customer needs. Although, the Company has agreements with a number of equipment manufacturers, a major portion of the Company's revenues have been generated from the sale of products manufactured by three companies. Any disruption of the Company's relationship with these companies would have a significant adverse effect on the business for an indeterminate period of time until new supplier relationships could be established.

Our inUnison-TM- applications will utilize a third party supplied unified communications software platform. While the we believe that our personal communications hub suite of products and applications on the third party supplied platform will provide our customers with scaled, carrier grade internet protocol-based solutions, it cannot be assured that our customers will accept or adopt them. Moreover, we will need to integrate its existing products and applications onto the third party supplied software platform. These integration efforts could prove unsuccessful, and could result in product delays and cost overruns. It cannot be assured that third party suppliers or other software vendors whose software products we license or incorporate into our inUnison-TM-portal will continue to support their products. If these vendors discontinue their support, our business would be adversely affected.

Infotel offers a wide range of infrastructure communications equipment products. It has established business providing test and repair center for a single supplier of test instruments. Infotel is also a networking service provider, and manages data networks for various customers. Infotel's financial performance depends in part on a steady stream of revenues relating to the services performed for the supplier of test instruments. Any material change in our relationship with our manufacturers, including but not limited to the supplier of test instruments would materially adversely affect our results of operations and financial condition.

Revenue

Customer revenues from the Company's two largest customers accounted for approximately 29% and 5%, 25% and 5%, and 26% and 12% of total revenues during fiscal year ended September 30, 2000 and 1999, and the nine month-period ended September 30, 1998, respectively. This concentration of revenue has resulted in additional risk to the Company's operations and any disruption of orders from our largest customers would adversely affect on the Company's results of operations and financial condition.


INVENTORY

Inventory consists of systems and system components and is valued at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Depreciation for leasehold improvements is recorded using the straight-line method over the shorter of the lease term or their estimated useful lives. Upon sale or retirement of assets, cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are expensed as incurred and improvements are capitalized and depreciated.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed a plan to dispose of the assets. Such assets are carried at the lower of depreciated cost or fair market value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Recoverability of an asset is measured by comparison of its carrying amount to future net cash flows that the asset is expected to generate. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets.

GOODWILL AND OTHER INTANGIBLES

Goodwill, which is the excess of cost over net assets acquired, relates to the Company's acquisitions of NHAN NA, Infotel and Triad and is amortized over periods of three to ten years using the straight-line method. Other intangible assets relate to acquired assembled workforce and are amortized over a period of two years using the straight-line method.

Whenever events or circumstances indicate the carrying value of goodwill and other intangible assets might not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the intangible assets.

At September 30, 1998, the Company's evaluation of its NHAN NA subsidiary, which was acquired in 1997, indicated that the estimated future undiscounted operating cash flows of NHAN NA were less than those estimated at the time of its acquisition and less than the carrying amount of the excess of cost over net assets acquired. This impairment was attributed to continued changes in voice processing technology and NHAN NA's operating losses. As such, the Company recorded an impairment of $525,000, representing the difference between the carrying amount of goodwill over its estimated fair value. Fair value was based on estimated future cash flows of NHAN NA using a 20% discount rate. In addition, the remaining useful life of the $750,000 balance of the goodwill of NHAN NA at September 30, 1998 was reduced from five years to three years.

SOFTWARE DEVELOPMENT COSTS

The Company has adopted SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as it intends to offer its software applications in a hosted service model. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company's management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of three years using the straight-line method. No software projects have been substantially completed as of September 30, 2000. During fiscal year 2000, $617,000 of software developed and $16,237,000 of software purchased for internal use was capitalized. To the extent that the Company were to license software, any revenues net of any direct incremental costs such as marketing, commissions, software reproduction costs, warranty, and service obligations, would be applied against the capitalized cost of software, and no profit would be recognized from such transactions unless and until net proceeds from licenses and amortization have reduced the capitalized carrying amount of the software to zero.

Subsequent proceeds from licensing the software would be recognized as revenue.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs. To date, no impairment charges have been recorded against the cost of internal use software.

REVENUE RECOGNITION

The Company derives its revenue primarily from its NHAN NA and Infotel. Generally, revenue derived from NHAN NA relates to the distribution and integration of voice processing and multimedia messaging equipment manufactured by others and maintenance services. The revenue derived from Infotel primarily relates to the distribution and integration of telecommunications and other electronic products and providing services primarily for radar system integration, turnkey project management and test instrumentation. Equipment sales and related integration services revenue is recognized upon acceptance and delivery if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. Equipment at customer sites and related costs of integration are included in "Equipment at customers under integration" in the accompanying Consolidated Balance Sheet. Provisions for estimated warranty costs and returns are made when the related revenue is recognized.

Revenue from maintenance services related to ongoing customer support is recognized ratably over the period of the maintenance contact. Maintenance service fees are generally received in advance and are non-refundable. Service revenue is recognized as the related services are performed.

Revenues from projects undertaken for customers under fixed price contracts are recognized under the percentage-of-completion method of accounting for which the estimated revenue is based on the ratio of cost incurred to costs incurred plus estimated costs to complete. When the Company's current estimates of total contract revenue and cost indicate a loss, the Company records a provision for estimated loss on the contract.

Deferred revenue includes advance payments received for maintenance services for ongoing customer support, other prepaid services and revenues received or due under the terms of the contracts for which customer acceptance had not been received.

At September 30, 2000, the Company has not recognized revenues or recorded deferred revenues from its inUnison-TM- portal services.

INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the country and the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method to record stock-based compensation for employees provided the stock options terms meet the requirements for fixed accounting. The intrinsic value method requires that deferred stock compensation is recorded for the difference between the exercise price and fair value of the underlying common stock on the grant date of the stock option. Pro forma net loss disclosures are presented in Note 8, assuming all employee options were valued using the Black-Scholes model and the resulting stock-based compensation is amortized over the term of the option becomes exercisable, using the straight-line method. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of grant and re-measured until vested. Compensation expense resulting from non-employee options is amortized to expense using an accelerated method described in Financial Accounting Standards Board ("FASB") Interpretation No. 28.

The Company has granted warrants to purchase its common stock to non-employees and certain companies for services or software. Stock-based compensation is estimated using the Black-Scholes model on the date of grant if vested and if not vested, re-measured until vested.

NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted average number of shares outstanding during the period. Diluted net loss per share is also computed based on the weighted average number of shares outstanding during the period. Diluted net loss per share does not include the weighted average effect of dilutive potential common shares including convertible preferred stock and debt, options and warrants to purchase common stock and common stock subject to repurchase in any period presented because the effect is antidilutive.

The following table presents information necessary to reconcile basic and diluted net loss per common and common equivalent share:

                                                            FISCAL YEARS             NINE-MONTH
                                                                                     PERIOD ENDED
                                                                                     SEPTEMBER 30,
                                                            ------------             -------------
                                                        2000            1999             1998
                                                        ----            ----             ----
Net loss                                             $(12,844,000)   $  (717,000)   $ (2,473,000)
Preferred stock dividends                                       -       (738,000)       (436,000)
                                                       ----------      ---------       ---------
Net loss attributable to common stockholders         $(12,844,000)   $(1,455,000)   $ (2,909,000)
                                                       ==========      =========       =========
Weighted average shares used in net loss per           10,302,900      6,249,000       4,802,000
share -- basic and diluted                             ==========      =========       =========
Anti-dilutive securities:
  Convertible preferred stock                                   -        846,000         274,700
  Options and warrants to purchase common stock         4,888,500      3,123,600       2,072,300
   Additional shares issuable as
   consideration in connection with
   acquisitions                                           250,000        177,200         354,400
                                                       ----------      ---------       ---------
                                                        5,138,500      4,146,800       2,701,400
                                                       ==========      =========       =========

RECLASSIFICATION

Certain amounts in prior years consolidated financial statements have been reclassified to conform to the current year presentation.

COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July, 1999, the Financial Accounting Standard Boards issued SFAS No. 137, ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company is currently evaluating the impact that SFAS No. 133 and SFAS No. 137 will have on its financial position and results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial position or results of operations. The Company is required to adopt SAB 101 in the first quarter of fiscal 2001.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25." FIN 44 becomes effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

3.         BUSINESS AND ASSET ACQUISITIONS AND DISPOSITIONS

INFOTEL

On June 22, 1998, the Company acquired all of the outstanding shares of the common stock of Infotel. The consideration paid to Infotel shareholders in connection with the acquisition consisted of cash of $2,356,000 and approximately 433,000 shares of Common Stock of the Company (the "Acquisition Shares"). Infotel shareholders had the opportunity to receive $1,885,000 in additional payments if Infotel exceeded certain minimum profit levels during the years ending June 30, 1999 and 1998. Infotel exceeded these minimum profit levels, and on April 29, 1999, the Company negotiated a settlement agreement with the former Infotel shareholders to accept $635,000 of the performance payment in exchange for 559,000 shares of the Company's Common Stock and $1,250,000 in cash. In August 1999, the Company paid the $1,250,000 million plus accrued interest. The Company had no further cash payment obligations under the terms of the acquisition agreement. The acquisition agreement provided that if the price of the Company's Common Stock is less than $5.00 on the first anniversary of the Infotel acquisition, 50% of the initial shares issued to the Infotel shareholders are subject to adjustment and likewise 50% are subject to adjustment on the second anniversary date if the per share price is less than $5.00. Should the Company's Common Stock price be below $5.00 per share on either of these two dates, the Infotel shareholders would be entitled to receive that number of shares equal to the lesser of (i) one-half of the initial shares valued at $5.00 per share divided by the fair market value per share minus one-half the initial shares valued, or (ii) one-half the initial shares valued at $5.00 per share divided by $2.75 (subject to adjustment for stock splits and the like). On the first anniversary of the Closing, the Company's Common Stock was less than $5.00, and the Company issued approximately 177,000 additional shares of the Company's Common Stock to the former Infotel shareholders.

The acquisition was accounted for as a purchase, which means that the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The results of operations of Infotel have been included with the Company's results of operations since June 22, 1998, the date of purchase.

On June 6, 2000, the Company exercised its right under the terms of the Infotel Purchase and Sale Agreement to repurchase 216,500 shares of its common stock at a price of approximately $3.65 per share from the former Infotel stockholders. The reacquired shares were originally issued to the Infotel stockholders in connection with the Company's acquisition of Infotel in June 1998.

EASTERN SYSTEMS TECHNOLOGY, INC.

On August 31, 1999, the Company acquired software from Eastern, a software development company, in exchange for 675,000 shares of the Company's Common Stock with an estimated value of $1,029,000, calculated based on the average of the share price two days before and after the date of announcement of the acquisition on August 31, 1999, which was restricted stock for period of one year, cash of $150,000 and extinguishment of a debt of $250,000 loaned to Eastern, resulting in a total purchase price of $1,429,000 for the software. The software was acquired for internal use for the Company's inUnison-TM-portal service applications and was capitalized. Amortization of the software will commence when the inUnison-TM- portal is substantially complete and is ready for its intended use.

SVG SOFTWARE SERVICES, INC. AND ENHANCEMENT TECHNOLOGIES (INDIA) PTE. LTD.

On February 4, 2000, the Company completed its acquisition of certain assets of SVG pursuant to the Plan and Agreement of Reorganization between NHancement and SVG. The transaction was structured as a tax-free reorganization. Under terms of the Agreement, The Company acquired all rights to SVG's intellectual property, primarily software, and the right to use its corporate name in exchange for 250,000 shares of the Company's Common Stock valued at $2,178,000, calculated based on the average of the share price two days before and after the announcement date on February 4, 2000. The purchase allocation price was allocated to software and goodwill of $2,129,000 and $49,000, respectively. The software was acquired for internal use for the Company's hosted internet inUnison-TM- portal service applications and was capitalized. Amortization of the software will commence when the hosted internet portal is substantially complete and ready for its intended use.

In February, 2000, the Company also entered into an agreement with certain parties affiliated with SVG to acquire all of the outstanding shares of the common stock of NHAN India. The acquisition price of $50,000 and assets and liabilities acquired were not material to the Company financial position or results of operations. The results of operations of NHAN India have been included with the Company's result of operations since April 4, 2000, the date of acquisition.

TRIMARK, INC.

On January 21, 2000, the Company completed its acquisition of all of the outstanding shares of common stock of Triad in exchange for approximately 750,000 shares of Common Stock of the Company, and warrants to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.53 per share. The transaction was structured as a tax free reorganization. The purchase agreement provides that in the event that the average closing price of NHancement Common Stock for the five consecutive trading days ending on the trading day immediately prior to the first anniversary and second anniversary of the transaction's closing (the "Valuation Formula") falls below $4.00, the Triad shareholders are entitled to additional consideration either in cash or Nhancement Common Stock, at the Company's option. On the first anniversary date, Triad shareholders are entitled to additional consideration equal to one-half of the unregistered shares of the Company's Common Stock that they still own plus all of the registered shares of the Company's Common Stock that they still own, multiplied by the lesser of (i) $4.00 minus the Valuation Formula, or (ii) $2.50. At the second anniversary date, the Triad shareholders are entitled to additional consideration of equal to 250,000 unregistered shares owned by the Triad shareholders multiplied by the lesser of (i) $4.00 minus the Valuation Formula, or (ii) $2.50. As the guaranteed price of $4.00 per share was in excess of the fair value of the Company's common stock two days before and after the announcement of the acquisition on December 10, 1999, the common stock issued was valued at $4.00 per share or $3,000.000. The warrants issued to purchase the Company's common stock were estimated at $460,000 using the Black-Scholes option pricing model using the following assumptions: expected volatility of 90%, weighted-average risk free interest rate of 6%, term of 3 years and no expected dividends. The acquisition has been accounted for as a purchase, which means the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The results of operations of Triad have been included with the Company's results of operations since January 21, 2000, the date of acquisition. The total purchase price of $3,460,000 was allocated based on establish valuation techniques used in the software industry as follows:


               Tangible assets, primarily
               Cash, accounts receivable and
               Property and equipment                  $   11,000

               Purchased software                       3,325,000

               Assembled work force                       206,000

               Goodwill                                   250,000

               Liabilities assumed                       (332,000)
                                                         --------

                                                       $3,460,000
                                                       ==========

The following unaudited pro forma financial information for fiscal years ended 2000 and 1999 assumes the Triad acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of intangible assets. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of Triad been affected on the dates indicated. The pro forma results do not include the acquisition of NHAN India as these were not significant on either an individual or an aggregate basis.


                                                                                 FISCAL YEAR
                                                                                 -----------
                                                                             2000            1999
                                                                             ----            ----
                                                                           Unaudited       Unaudited
                                                                           ---------       ---------
       Net revenues                                                       $ 26,085,000    $ 25,260,000
       Net loss                                                            (12,975,000)       (896,000)
       Preferred stock dividends                                                     -        (738,000)
                                                                          ------------    ------------
       Net loss applicable to common stockholders                         $(12,975,000)   $ (1,634,000)
                                                                          ============    ============
       Net loss per common share                                                ($1.23)         ($0.23)
       Weighted average common and common equivalent shares outstanding     10,541,200       6,999,000

ADVANTIS

On September 30, 1998, the Company sold its Advantis operations. The measurement date was September 24, 1998, and the disposal date was September 30, 1998. The loss from operations for period from the measurement date to the disposal date was not significant. Three of the former stockholders of Advantis entered into guarantee agreements pursuant to which each guarantor agreed to guarantee repayment of a loan of $300,000 made by the Company to Advantis (together with accrued interest to date) pursuant to a loan agreement and related promissory notes dated July 7, 1997. In exchange, the Company delivered all of the Advantis shares and transferred its ownership interest in Advantis to the original stockholders in full and final settlement of any and all damages the Company may have suffered as a result of various breaches of certain representations and warranties made by the former Advantis stockholders who signed the guarantees pursuant to the agreement for sale of the Advantis shares dated June 20, 1997.

4.    BALANCE SHEET ACCOUNTS


PROPERTY AND EQUIPMENT, NET


                                                                                 SEPTEMBER 30,
                                                                                 -------------
                                              USEFUL LIVES YEARS           2000                 1999
                                              ------------------           ----                 ----
            Office equipment                        3 to 5              $1,856,000           $1,107,000
            Computers and software                  3 to 5               2,677,000              849,000
            Automobiles                             3 to 5                 296,000              138,000
            Furniture and fixtures                  3 to 7                 756,000              112,000
                                                                        ----------           ----------
                                                                         5,585,000            2,206,000
            Less accumulated depreciation                               (2,190,000)          (1,051,000)
                                                                        -----------          -----------

                                                                        $3,395,000           $1,155,000
                                                                        ==========           ==========

Depreciation expense was $650,000, $405,000 and $261,000 for fiscal years 2000 and 1999 and for the nine-month period ended September 30, 1998.

CAPITALIZED SOFTWARE, GOODWILL AND OTHER INTANGIBLE ASSETS


                                                     SEPTEMBER 30,
                                                     -------------
                                               2000                1999
                                               ----                ----
       Capitalized software:
           Purchased for internal use        $ 17,677,000    $  1,429,000
           Developed for internal use             689,000          83,000
                                             ------------    ------------
                                             $ 18,366,000    $  1,512,000
                                             ============    ============

        Goodwill                             $  3,472,000    $  3,172,000
        Other intangible assets                   206,000               -
                                             ------------    ------------
                                             $  3,678,000    $  3,172,000

        Less accumulated amortization          (1,235,000)       (490,000)
                                             ------------    ------------

                                             $  2,443,000    $  2,682,000
                                             ============    ============


Amortization expense was $ 745,000, $ 443,000 and $ 798,000 for fiscal years 2000 and 1999 and the nine-month period ended September 30, 1998.




OTHER ASSETS
                                                  SEPTEMBER 30,
                                                  -------------


                                                  2000      1999
                                                  ----      ----
Deferred finance charges for equity line      $2,144,000   $        -
Other                                            240,000       50,000
                                                 -------       ------
                                              $2,384,000   $   50,000
                                              ==========   ==========

ACCRUED LIABILITIES


                                              SEPTEMBER 30,
                                              -------------
                                          2000           1999
                                          ----           ----
Accrued payroll                     $  1,117,000   $    384,000
Taxes other than income taxes            132,000        194,000
Accrued expenses                         250,000         99,000
Accrued compensation                     208,000        477,000
Accrued warranties                        83,000        317,000
Additional purchase consideration              -        400,000
Other                                    688,000         28,000
                                    ------------   ------------
                                    $  2,478,000   $  1,899,000
                                    ============   ============


5.    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its principal office facilities in Pleasanton, California and San Diego, California pursuant to non-cancelable operating leases, which expire in 2007. NHAN India leases office space that expires in February 2003. Infotel leases office space in Singapore with the lease expiring in December 2002.

Future minimum rental payments under operating leases as of September 30, 2000 are as follows (in thousands):

FISCAL YEAR


2001                                                 $425,000
2002                                                  428,000
2003                                                  416,000
2004                                                  416,000
And thereafter                                        529,000
                                                   ----------

                                                   $2,214,000
                                                   ==========

Rent expense was $470,000, $445,000 and $272,000 for fiscal years 2000 and 1999 and the nine-month period ended September 30, 1998, respectively.

CAPITAL LEASES

The Company entered into an agreement whereby the Company purchased a non-exclusive license for certain software for cash of $10,010,000 and warrants to purchase 45,600 shares of the Company's Common Stock with an estimated fair value of $684,000 (See Note 8). Concurrently, the Company paid the software vendor $2,000,000 and recorded accounts payable of $8,010,000. The software was acquired for internal use for the Company's inUnison-TM-portal service application. Amortization of the software will commence when the hosted internet portal is substantially complete and ready for its intended use. In August 2000, the Company entered into a leasing arrangement with the software vendor, to provide financing for $6,507,000 of the remaining amount.

The Company also leases computer equipment and other software under capital leases. These leases extend for varying periods through 2003.

Equipment and software under capital leases included in property and equipment is as follows:


                                      2000                1999
                                     ------              ------
Equipment                         $ 1,047,000           $265,000

Software                           10,010,000                  -
                                  -----------           --------
                                   11,057,000            265,000
                                  -----------           --------
Less: accumulated amortization       (144,000)           (61,000)
                                  -----------           --------
                                  $10,913,000           $204,000
                                  ===========           ========

Capital lease payments are as follows:

FISCAL YEAR


2001                                                                 $3,629,000
2002                                                                  2,991,000
2003                                                                  2,490,000
2004                                                                      3,000

                                                                      9,113,000
Less amount representing interest                                    (1,324,000)
                                                                    -----------

Present value of minimum
Lease payments                                                        7,789,000

Less current maturities                                               3,072,000
                                                                    -----------
                                                                     $4,717,000
                                                                    ===========

Contingencies

In December 2000, a former employee filed suit for wrongful termination in the Superior Court of Alameda County, State of California. The Company believes the suit is without merit and is defending it vigorously.

Management believes that the ultimate outcome of these matters should not have a material adverse effect on the Company's financial position or results of operations.

6.    LINES OF CREDIT AGREEMENT

The Company maintains a line of credit bearing interest at 2.75% per month collateralized by its domestic accounts receivable. The agreement provides for borrowings of up to 80% of eligible receivable not to exceed $2.5 million. ($1.5 million at September 30, 2000). At September 30, 2000, the balance outstanding on this line was $343,000.

In addition, Infotel has a credit line with a Singapore bank for approximately $2.0 million with interest at 1.25% above the bank prime rate to be used for Infotel's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. These facilities are collateralized by Infotel's assets, guaranteed by the Company, and are subject to certain covenants related to Infotel's financial position.

7.   CONVERTIBLE DEBENTURES

On May 19, 2000, the Company entered into a convertible debentures purchase agreement with certain investors in the aggregate principal amount of $5,850,000. The convertible debentures accrued interest at 8% per annum from the date such convertible debentures were issued until the earlier of conversion into shares of our common stock or May 30, 2001, and was payable quarterly in arrears. The convertible debentures were convertible by the holder into shares of our common stock at any time prior to the close of business on May 30, 2001. The conversion price, as amended, is equal to the lesser of $13.00 per share or 91% of the average of the three lowest bid prices during the ten trading days immediately preceding the date on which the holder of the debenture gives us notice of the intent to convert the debenture, provided that the conversion price shall not be less than $8.00 per share. This beneficial conversion feature resulted in a non-cash deemed interest charge of $1,595,000 during the fiscal year 2000. In August 2000, all convertible debentures were converted into 685,400 shares of the Company's Common Stock.

8.  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock with designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights of the holders of the Company's Common Stock. The 25% conversion discount has been reflected as a preferred stock dividend and has resulted in an increase in the loss applicable to common stockholders in computing net loss per share. For the nine-month period ended September 30, 1998, the Company recorded a deemed dividend of $417,000.

On April 13, 1998, the Company issued 12,500 shares of Preferred Stock for $1,250,000 (less commissions and certain other costs and expenses of approximately $265,000). The Preferred Stock was converted into Common Stock at the lesser of the five day average closing bid price on April 13, 1998 or 75% of the five day average closing bid price at the time of conversion. A deemed dividend of $417,000 was recorded at the date of issuance of the Preferred Stock equal to the difference between the fair value of the underlying common stock and the conversion rate of the Preferred Stock to Common Stock.

On June 15, 1999, the Company issued 17,500 shares of Preferred Stock for $1,750,000 (less commissions and certain other costs and expenses of approximately $278,000). The Preferred Stock was converted into Common Stock at the lesser of the five day average closing bid price on April 13, 1998 or 75% of the five day average closing bid price at the time of conversion. A deemed dividend of $708,000 was recorded at the date of issuance of the Preferred Stock equal to the difference between the fair value of the underlying common stock and the conversion rate of the Preferred Stock to Common stock. In fiscal years ended September 30, 2000 and 1999, the preferred was converted into 1,056,400 and 1,090,700 shares, respectively, of the Company's Common Stock.

COMMON STOCK

On June 7, 1999, the Company issued 117,000 shares of its common stock to retire $117,000 of debts payable to shareholder.

STOCK PURCHASE AGREEMENT

The Company has entered into a common stock purchase agreement, dated May 24, 2000 and amended as of June 30, 2000 with an investment corporation under which the Company may require the investment corporation to purchase up to $50 million of its common stock. Under the terms of the agreement, the Company is under no obligation to sell its common stock to the investment corporation. However, the Company may make up to a maximum of twelve requests for the purchase of its common stock with no single purchase exceeding $4 million unless otherwise agreed to by the investment corporation. In addition, the common stock purchase agreement does not require the investment corporation to purchase the Company's common stock if it would result in the investment corporation owning more than 9.9% of the Company's outstanding common stock. The purchase price of the common stock is 92% of the volume weighted average price per share of the Company's common stock over the eighteen-day period prior to the date the Company requests the investment corporation to purchase its common stock. In addition, the investment corporation will receive a 2% placement fee and an escrow agent fee from the proceeds due to the Company. In conjunction with the stock purchase agreement, the Company issued a warrant to purchase 120,000 shares of its common stock at an exercise price of $20.82. (See "Warrants"). The warrant exercise price was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for securing a waiver from the investment corporation allowing us to issue Series B preferred stock to other investors.

STOCK OPTIONS AND WARRANTS

STOCK OPTION PLAN

The Equity Incentive Plan (the "Plan") is administered by the Company's Board of Directors and the Company's Management. The Company has reserved 4,000,000 shares of common stock for issuance under the Plan. Options granted under the Plan may be either incentive stock options ("ISOs"), or non-qualified stock options ("NSOs"). ISOs generally must have an exercise price of not less than fair market value of the Common Stock on the date of grant (or, for a person holding more than 10% of the voting power of the Company, a price equal to 110% of the fair market value, and be exercisable only for a period of five years). The aggregate fair market value of the Common Stock subject to options granted to an optionee that are exercisable for the first time by an optionee during any calendar year may not exceed $100,000. Options generally expire three months following termination of employment. Historically, the Company's ISO's have become exercisable over periods of two to seven years and ranged from one-third becoming exercisable immediately and the remainder equally over the next two years, to seven year cliff exercisability subject to acceleration based on and subject to individual and company performance goals being met. In fiscal year 2000, ISOs have generally become exercisable 25% after one year and the remainder ratably over 36 months. ISOs generally have a ten-year life. Exercisability of NSOs has generally been determined on a grant-by-grant basis.

The following table summarizes transactions pursuant to the Company's Plan:

                                                           Weighted Average
                                                           Option Price Per
                                                                 Share                   Outstanding
             ---------------------------------------------------------------------------------------
             December 31, 1997                                    $ 3.16                  1,133,400
             ---------------------------------------------------------------------------------------

             Granted                                                2.05                    258,000
             Canceled                                               2.69                   (186,900)
             ---------------------------------------------------------------------------------------
             SEPTEMBER 30, 1998                                    $3.00                  1,204,500
             Granted                                                1.33                  1,402,700
             Canceled                                               2.91                 (1,151,400)
             ---------------------------------------------------------------------------------------
             SEPTEMBER 30, 1999                                    $1.51                  1,455,800
             Granted                                                9.14                  2,265,000
             Exercised                                              1.40                   (390,500)
             Canceled                                               1.89                   (201,900)
             ---------------------------------------------------------------------------------------
             SEPTEMBER 30, 2000                                   $ 7.03                  3,128,300
             ---------------------------------------------------------------------------------------
             OPTIONS EXERCISABLE AT:
             September 30, 2000                                   $ 1.86                    256,600
             September 30, 1999                                   $ 2.02                    149,000
             September 30, 1998                                   $ 3.42                    503,500
             ---------------------------------------------------------------------------------------

At September 30, 2000, 871,700 shares of common stock were available for grant under the Plan.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2000:

                                                                      OPTIONS CURRENTLY
                        OPTIONS OUTSTANDING                              EXERCISABLE
                                            WEIGHTED
                                             AVERAGE
                                            REMAINING    WEIGHTED                  WEIGHTED
                             NUMBER OF     CONTRACTUAL   AVERAGE                   AVERAGE
             EXERCISE         SHARES         LIFE IN     EXERCISE     NUMBER       EXERCISE
               PRICE        OUTSTANDING       YEARS        PRICE    EXERCISABLE     PRICE
          --------------    -----------    -----------   --------   -----------    --------
          $0.10  - $1.70        731,000         8.4         $1.20      169,900        $1.17
          $1.70  - $3.40        232,800         8.5         $2.14       51,100        $2.16
          $3.40  - $5.10        305,000         9.5         $4.90       30,000        $4.00
          $5.10  - $8.50         12,500         9.9         $7.69           --           --
          $8.50  - $10.20     1,452,000         9.8         $8.89        5,600        $8.75
          $10.20 - $13.60        10,000         9.9         $13.25          --           --
          $13.60 - $15.30       131,000         9.9         $14.67          --           --
          $15.30 - $17.00       254,000         9.9         $16.10          --           --

                              ---------                                -------
                              3,128,300                                256,600
                              =========                                =======

FAIR VALUE DISCLOSURES


Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards, the Company's net loss attributable to common stockholders would have been increased to the pro forma amounts indicated below:


                                                        Years Ended          9 months ended
                                                        September 30,          December 31,
                                                   ----------------------------------------
                                                    2000            1999           1998
                                                   -------         -------       --------
   Net loss attributable to common
    stockholders:
     As reported.................................. $(12,844,000)  $(717,000)   $(2,473,000)
     Pro forma.................................... $(15,703,000)  $(855,000)   $(2,648,000)
   Net loss per share attributable to common
    stockholders--basic and diluted:
     As reported.................................. $   (1.25)     $ (0.23)     $  (0.61)
     Pro forma.................................... $   (1.52)     $ (2.26)     $  (0.64)

The weighted average fair value of options granted in fiscal year 2000 and 1999 and the nine-month period ended September 30, 2000 was $8.56, $1.09 and $0.96 per share under option, respectively.

The Company estimated the fair value of each stock option at the date of grant using the assumptions that follow:

                                                                      Nine Month
                                        Fiscal Year                  Period Ended
                                   2000              1999         September 30, 1998
                                   ----              ----         ------------------
Dividend yield                       -                 -                  -
Volatility                         135%               80%                42%
Risk-free interest rate            5.5%             6.60%               6.65%
Estimated lives                3 to 8 years      3 to 8 years        3 to 8 years

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

WARRANTS

In December 1999, the Company issued warrants to purchase 50,000 shares of its Common Stock to an independent consultant and warrants to purchase 150,000 shares and 175,000 shares of its Common Stock to its outside advisors, all for services rendered, with an exercise price of $3.43 per share. The Company valued these warrants using the Black-Scholes option pricing model and the following assumptions: contractual term of one to two years, a risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 142%. The fair value of $138,000 was expensed during fiscal year 2000.

In July 2000, the Company issued warrants to purchase 300,000 shares of its Common Stock with an exercise price of $6.00 per share to an external financial advisor and shareholder for past services. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of one year, a risk free interest rate of 5.49%, a dividend yield of 0% and volatility of 133%. The fair value of $1,912,000 was expensed during fiscal year 2000.

In connection with a software purchase agreement (See Note 5), the Company on May 1, 2000 issued to the supplier a warrant to purchase 45,600 shares of its Common Stock at an exercise price of $15.50 per share. The warrants are immediately exercisable and expire five years from the date of issuance. The Black-Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of five years, a risk free interest rate of 5.8%, a dividend yield of 0% and volatility of 135%. The fair value of approximately $684,000 was accounted for as purchased capitalized software.

In connection with the stock purchase agreement (See "Stock Purchase Agreement"), the Company issued warrants to purchase 120,000 shares of Common Stock at an exercise price of $20.82 per share. The warrant exercise price was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for securing a waiver from the investment corporation allowing us to issue Series B preferred stock to other investors. The Black-Scholes option pricing model, was used to value the warrants and the following assumptions: contractual term of 3 years, a risk free interest rate of 5,8%, a dividend yield of 0% and a volatility of 135%. The fair value of $2,144,000 was accounted for as a non-current asset. As and when stock is purchased under the terms of the reclassification agreement, the costs will be reclassified from "Other assets" to "Additional paid in capital", on a dollar for dollar basis with the amount of proceeds received from the sale of common stock. As of September 30, 2000 there is a total of $2,144,000 costs included in "Other assets". If at termination of the agreement the proceeds received from the sale of common stock are less than the costs associated with this agreement, then the residual costs remaining in "Other assets" will be charged to expenses.

In December, 2000 the Company issued warrants to the President and Chief Executive Officer to purchase 100,000 shares of its Common Stock and warrants to the Company's Board members to purchase 50,000 shares of Common Stock at $3.43 per share, all of which were fully exercisable. Under the terms of the warrant agreements, upon exercise of the warrant, the warrant holders can pay the exercise price by having the Company issue the number of shares under the warrant less the number of shares having a fair value on the date exercised equal to the exercise price. As a result, the Company has used variable accounting to account for these awards and has recorded $2,036,000 of stock-based compensation related to the warrants during fiscal year 2000. The stock-based compensation will continue to be remeasured each reporting period until the awards are exercised or cancelled.

During fiscal year 1999 and nine-month period ended December 31, 1998, warrants with a value of $10,500 and $11,000, respectively were issued for services.

At September 30, 2000, the following warrants to purchase the Company's common stock were outstanding, all of which were exercisable:

                                SHARES
                                UNDER
EXPIRATION DATE                WARRANTS             EXERCISE PRICE
---------------                --------             --------------
December 10, 2000              566,700                  $3.43
January 30, 2001               193,700                   4.80
February 3, 2001               130,600                   4.80
July 30, 2001                  300,000                   6.00
December 10, 2001               50,000                   3.43
February 3, 2002                50,000                   4.80
December 10, 2001                3,600                   1.53
December 1, 2002               250,000                   1.53
August 4, 2004                 170,000                   2.37
May 1, 2005                     45,600                  15.50
                             ---------
Total                        1,760,200
                             =========

STOCK-BASED COMPENSATION

In connection with stock option grants to employees to purchase 527,000 shares of the Company's Common Stock during fiscal year 2000, the Company recognized $2,073,000 of unearned stock-based compensation for the excess of the fair value of the shares of common stock subject to such options over the exercise price of the options at the date of grant. Such amounts are included in stockholders' equity and are being amortized over the vesting period of generally four years. The Company recorded stock-based compensation expense of $61,000 for fiscal year 2000.

During year ended September 30, 2000, the Company terminated the employment of one individual. In connection with the termination, the Company accelerated the vesting of stock options held by the employee and recorded a stock-based compensation charge of $231,000 shares based on the intrinsic value on the date the options were accelerated.

EMPLOYEE COMPENSATION AND BENEFITS

The Company's NHAN NA subsidiary maintains a Sec. 401(k) profit sharing plan in which all qualifying employees with a minimum of 1,000 hours of service at year end are eligible to participate. Matching contributions are made at the discretion of the Company's Board of Directors. The Company pays all fees to administer the plan. There were no Company matching contributions for the fiscal years ended September 30, 1998, 1999 and 2000, respectively.

INCOME TAXES

Income taxes are summarized below:

                                                                            FISCAL YEARS,                 NINE-MONTH PERIOD ENDED
                                                                                                          SEPTEMBER 30,

                                                                       2000                 1999                    1998
                                                                  ---------------        -----------      ------------------------
     Current:
          U.S. federal                                            $                      $                $
          Foreign                                                         250,000             32,000                        71,000
          State                                                            18,000              2,000                         2,000
                                                                  ---------------        -----------      ------------------------
                Total Current                                             268,000             34,000                        73,000
                                                                  ---------------        -----------      ------------------------

     Deferred:                                                                  -                  -
          U.S. federal                                                          -                  -                             -
          Foreign                                                               -                  -                        (2,000)
          State                                                                 -                  -                             -
                                                                  ---------------        -----------      ------------------------
                Total deferred                                                  0                  0                        (2,000)
                                                                  ---------------        -----------      ------------------------
     Total provision for income taxes                                     268,000             34,000      $                 71,000
                                                                  ---------------        -----------      ------------------------

     Discontinued operations:
          Foreign                                                               -                  -                         4,000
                                                                  ---------------        -----------      ------------------------
     Total income taxes                                           $       268,000             34,000      $                 75,000
                                                                  ===============        ===========      ========================

The Company's net loss is taxable as follows:

                                                                            FISCAL YEARS,                 NINE-MONTH PERIOD ENDED
                                                                                                          SEPTEMBER 30,

                                                                       2000                1999               1998
                                                                  -------------       ----------          --------------
     Continuing operations:
          United States                                           $(13,645,000)       $(863,000)            $(1,452,000)
          Foreign                                                    1,069,000          180,000                 163,000
          Discontinued operations United States                              -                -                (964,000)
                                                                  -------------       ----------            -----------
                Total Current                                     $(12,576,000)       $(683,000)            $(2,398,000)
                                                                  =============       ==========            ===========
Tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows:


                                                                       2000                1999
                                                                  -------------       -----------
Net operating loss carryforward                                     $ 4,073,000       $ 2,573,000
Cash to accrual change for tax purposes                                       -           148,000
Reserve and accrued liabilities                                       1,598,000           863,000
Tax Credits                                                             105,000           100,000
                                                                  -------------       -----------
                                                                      5,700,000         3,684,000

Capitalized Software                                                 (2,798,000)                -
Accumulated Depreciation and amortization                              (108,000)         (108,000)
                                                                  -------------       -----------
                                                                     (2,906,000)         (108,000)

Total Deferred Assets/Liabilities                                     2,870,000         3,576,000

Valuation allowance                                                  (2,870,000)       (3,576,000)
                                                                  -------------       -----------
Net total deferred assets/ Liabilities                              $         -       $         -
                                                                  =============       ===========

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

The valuation allowance decreased by $706,000 in fiscal 2000, decreased by $51,000 in fiscal 1999 and increased by $870,000 during the nine-month period ended September 30, 1998.

The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $4.5 million at September 30, 2000. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance.

The principal items accounting for the difference between income tax benefit at the U.S. statutory rate and total income taxes reflected in the statement of operations are as follows.

                                                    2000                1999             1998
                                                -----------          ---------       ------------
     Federal tax                                ($4,276,000)         ($258,000)         ($904,000)
     State tax                                       12,000            (45,000)          (162,000)
     Foreign taxes                                   91,000             15,000             14,000
     Goodwill amortization                           98,000            300,000            301,000
     Stock-based compensation Charges             1,379,000                  0             30,000
     Net operating losses with no tax             3,294,000            (51,000)           870,000
     benefit
     Other                                         (330,000)            73,000            (74,000)
                                                -----------          ---------       ------------
                                                   $268,000            $34,000            $75,000
                                                ===========          =========       ============


As of September 30, 2000, the Company's net operating losses for federal income tax purposes were approximately $15.7 million, and expire between the years 2008 and 2020. For State income tax purposes, as of September 30, 2000, the Company had net operating loss carryforwards of approximately $3.9 million, which begin to expire in 2003. The use of approximately $8 million of federal net operating loss carryforwards is subject to an annual limit of approximately $250,000 as the Company has incurred an "ownership change". The Company also has approximately $100,000 of foreign tax credits available to offset future federal income taxes, which expire in 2004.


SEGMENT REPORTING

14.   SEGMENT REPORTING


The Company defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments disclosed are managed separately each represents a strategic business unit that offers different products and serves different markets.

NHancement reportable operating segments include NHAN NA, Infotel, Triad and NHAN SWG. NHAN NA operating in the U.S. is a systems integrator and distributor of voice processing and multimedia messaging equipment, which includes technical support and ongoing maintenance. NHAN NA derives substantially all revenue from sales in the U.S. Infotel is a distributor and integrator of telecommunications and other electronics products operating in Singapore and provides radar system integration, turnkey project management and test instrumentation services. Infotel derives substantially all of its revenue from sales in Singapore. Triad provides profile selling services to corporate and credit union clients. Triad derives substantially all of its revenue from sales in the U.S. NHAN SWG was formed late in fiscal 1999 to design, develop, market and sell the inUnison-TM- portal services. NHAN SWG did not generate revenue in 2000 or 1999.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.


FISCAL YEAR 2000 AND AT SEPTEMBER 30, 2000
(in thousands)                                NHAN NA       INFOTEL         TRIAD            NHAN SWG    OTHER (2)      TOTAL

Net sales to external customers                $13,167,000  $11,550,000     $   812,000      $       -   $         -    $25,529,000

Net income (loss) from continuing operations    (4,130,000)     432,000      (1,237,000)      (333,000)   (7,576,000)   (12,844,000)
Interest Income(2)                                  20,000      153,000               -              -        44,000        217,000
Interest Expense                                  (441,000)                           -              -    (1,866,000)    (2,307,000)
Tax Expense                                        (18,000)    (250,000)              -              -             -       (268,000)
Total assets                                    13,081,000    7,426,000       3,062,000       (332,000)   15,548,000     38,785,000
Property and equipment, net                      2,714,000      211,000          84,000         78,000       308,000      3,395,000
Depreciation and Amortization                      610,000      497,000         110,000         12,000       166,000      1,395,000



FISCAL YEAR 1999 AND AT SEPTEMBER 30, 1999
                                              NHAN NA       INFOTEL       NHAN SWG       OTHER (2)      TOTAL
Net sales to external customers                $13,660,000   $9,680,000      $        -   $         -   $23,340,000

Net income (loss) from continuing operations     1,312,000      840,000               -    (2,869,000)     (717,000)
Interest Income(2)                                  14,000       64,000               -        30,000       108,000
Interest Expense                                  (327,000)           -               -       (86,000)     (413,000)
Tax Expense                                          1,000       32,000               -         1,000        34,000
Total assets                                     5,118,000    6,298,000       1,512,000     3,093,000    16,021,000
Property and equipment, net                        639,000      179,000               -       337,000     1,155,000
Depreciation and Amortization                      446,000      333,000               -        69,000       848,000



(1) Other includes corporate expenses. Additionally, management reports include goodwill for Infotel in total assets.
(2)     Intercompany interest is eliminated.

FISCAL YEAR 1998 AND AT SEPTEMBER 30, 1998(1)


                                                 NHAN NA                INFOTEL                OTHER (2)              TOTAL(4)
Net sales to external customers                 $6,391,000             $3,036,000                $15,000            $9,442,000

Net income (loss) from continuing operations    (1,100,000)                94,000               (517,000)           (1,523,000)
Interest Income (5)                                 37,000                 15,000                 25,000                77,000
Interest Expense                                   (98,000)                     -                (41,000)             (139,000)
Tax expense                                          2,000                 69,000                      -                71,000
Total assets                                     4,165,000              5,489,000              3,217,000            12,871,000
Property and equipment, net                        628,000                337,000                280,000             1,245,000
Depreciation and Amortization (3)                  885,000                 89,000                 10,000               984,000

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

16.   SUBSEQUENT EVENTS -- Issuance of Preferred Stock

In September 2000, the Company received $3.5 million from an existing shareholder and a potential investor of its preferred stock.

In October 2000, the Company sold 86,620 shares of Series B Preferred Stock to domestic. "accredited investors" for aggregate gross proceeds of up to $8,662,000 including the $3.5 million received in advance. In connection with this issuance, the Company also issued to its investment bankers a fully exercisable warrant to acquire 75,000 shares of its Common Stock at an exercise price of $13.50 per share. Under the terms of the purchase agreement with such investors, the Company may sell up to an additional 33,380 shares of Series B Preferred Stock. Holders of the Series B Preferred Stock are entitled to a non-cumulative 5% per annum dividend, payable quarterly in arrears, when, if and as declared by the Company's Board of Directors, which may be paid in cash or shares of the Company's Common Stock, in the Company's sole discretion. Each share of Series B Preferred Stock is immediately convertible into shares of our Common Stock at the lesser of (i) $13.50 per share or (ii) 90% of the average closing bid prices for the 10 trading days immediately preceding the date of conversion, provided, that such conversion price shall not be less than $10.00. At any time after the third anniversary of the Closing, the Company may require the holders of the Series B Preferred Stock to convert.

As a result of the beneficial conversion feature described above, the Company will record a deemed dividend of $7,539,000 in its quarter ended December 31, 2000. In addition, the Company estimated the value of the warrant at $1,107,000 issued to its investment bankers using the Black-Scholes option pricing model with the assumptions that follow: expected volatility of 135%, weighted average risk free interest rate of 5.8%, term of 1 year, and no expected dividend. The Company will record this warrant as a cost of financing.