Form 10QSB/A
period 1999-12-31
NHANCEMENT TECHNOLOGIES INC
filed 2001-02-14
CIK 1025985

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

During the course of the year-end financial audit process for the fiscal year ended September 30, 2000, Nhancement Technologies Inc. ("Nhancement" or the "Company") recorded certain adjustments to its previously reported interim results. The most significant of the adjustments affecting the quarterly period ended December 31, 1999 related to a decrease in revenues of $400,000 and gross profit by $227,000 as a result of one customer contract that the Company and the customer currently are disputing for which acceptance has not been received.

Additionally, the Company has recalculated non-cash compensation related to net exercise warrants issued to the Company's directors and warrants granted to non-employees. Consistent with variable accounting requirements the Company has "marked-to-market" the net change in the value of the warrants for the first quarter ended December 31, 1999. The restatement has resulted in an increase in non-cash compensation charges of $305,000.

As a result of the adjustments recorded by the Company, we have revised our reported results of operations for the quarter ended December 31, 1999. This Form 10-QSB reflects the effects of these adjustments.

The following items are amended hereby:

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

This report continues to speak as of the date of the original filing of the Form 10-QSB for the quarter ended December 31, 1999, and we have not updated the disclosure in this report to speak to any later date.

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

                          NHANCEMENT TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                               December 31,
                                                                                   1999
                                                                           ------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.........................................         $  2,921,000
   Restricted cash...................................................              190,900
   Accounts receivable, net of allowance for
    doubtful accounts of $108,200....................................            7,506,700
   Inventory.........................................................            1,892,100
   Notes receivable from related parties.............................              520,700
   Prepaid expenses and other........................................              282,300
                                                                              ------------

TOTAL CURRENT ASSETS                                                            13,313,700

   Property and equipment, net.......................................            1,337,800
   Capitalized software..............................................            1,686,600
   Goodwill and other intangible assets, net.........................            2,522,700
   Other assets......................................................               66,600
                                                                              ------------

TOTAL ASSETS                                                                  $ 18,927,400
                                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Lines of credit...................................................         $  1,350,400
   Accounts payable..................................................            4,791,200
   Accrued liabilities...............................................            2,934,600
   Deferred revenue..................................................            2,308,200
   Income tax payable................................................               78,400
   Capital lease obligations, current portion........................               76,200
                                                                              ------------

TOTAL CURRENT LIABILITIES                                                       11,539,000
   Deferred tax liabilities..........................................               28,200
   Capital lease obligations, net of
    current portion..................................................               52,800
                                                                              ------------
TOTAL LIABILITIES                                                               11,620,000
STOCKHOLDERS' EQUITY
   Convertible preferred stock.......................................               22,800
   Common stock......................................................               92,800
   Additional paid-in capital........................................           25,623,800
   Accumulated deficit...............................................          (18,291,800)
   Accumulated other comprehensive loss..............................             (140,200)
                                                                              ------------

TOTAL STOCKHOLDERS' EQUITY                                                       7,307,400
                                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 18,927,400
                                                                              ============


            See notes to condensed consolidated financial statements.

                          NHANCEMENT TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                   1998                    1999
                                                                           --------------------    ----------------------
Net Revenues.......................................................           $  3,261,900             $  8,340,600
Cost of sales......................................................              2,231,300                5,824,300
                                                                              ------------             ------------

GROSS PROFIT                                                                     1,030,600                2,516,300

OPERATING EXPENSES
Selling, general and administrative................................              2,282,100                2,502,700
Goodwill amortization..............................................                110,500                  159,300
                                                                              ------------             ------------

TOTAL OPERATING EXPENSES                                                         2,392,600                2,662,000

INCOME (LOSS) FROM OPERATIONS                                                   (1,362,000)                (145,700)
OTHER INCOME (EXPENSE)
Interest income....................................................                  8,400                   37,200
Interest expense...................................................                (65,200)                (114,800)
Other..............................................................                  2,700                  (63,400)
                                                                               -----------             ------------

Total other expense                                                                (54,100)                (141,000)
Income (loss) before income tax                                                 (1,416,100)                (286,700)
Provision for income tax...........................................                     --                   37,400
                                                                              ------------             ------------

NET INCOME (LOSS)                                                               (1,416,100)                (324,100)
Preferred dividends................................................                 (3,400)                  (2,400)
                                                                               -----------             ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                      $(1,419,500)            $   (326,500)
                                                                               ===========             ============

BASIC AND DILUTIED NET LOSS PER COMMON SHARE                                   $     (0.25)            $      (0.04)

SHARES USED IN PER SHARE CALCUATIONS - BASIC
  AND DILUTED                                                                    5,739,400                8,188,500

COMPREHENSIVE LOSS:
 Net loss                                                                     $ (1,416,100)            $   (324,100)
 Other comprehensive loss
   Translation gain (loss)                                                          31,200                   68,400
                                                                              ------------             ------------

COMPREHENSIVE LOSS                                                            $ (1,384,900)            $   (255,700)
                                                                              ============             ============




            See notes to condensed consolidated financial statements.

                          NHANCEMENT TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                 Preferred Stock         Common Stock      Additional                  Cumulative
                                    Par Value             Par Value          Paid In    Accumulated   Translation
                               Shares      Amount     Shares     Amount      Capital      Deficit         Loss         Total
                              ---------- ----------- ---------- ---------- ------------ ------------- ------------- -------------
Balance, September 30, 1999     11,300    $854,800   8,219,700    $82,200  $24,472,800  ($17,965,300)   ($208,600)   $7,235,900
Preferred Shares converted
  into common stock            (11,000)  ($832,000)  1,045,100     10,400      821,600
Dividends on preferred stock
 Converted to common shares                             23,500        200       24,000        (2,400)                    21,800
Stock based compensation for
  the issuance of warrants to:
    Employees                                                                  207,700                                  207,700
    Other third parties                                                         97,700                                   97,700
Net loss                                                                                    (324,100)                  (324,100)
Translation gain                                                                                           68,400        68,400
                              ---------- ----------- ---------- ---------- ------------ ------------- ------------- -------------
Balance, December 31, 1999         300     $22,800   9,288,300    $92,800  $25,623,800  ($18,291,800)   ($140,200)   $7,307,400
                              ========== =========== ========== ========== ============ ============= ============= =============







            See notes to condensed consolidated financial statements.

                          NHANCEMENT TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                          Three Months Ended
                                                                                             December 31,
                                                                              --------------------------------------------
                                                                                     1998                     1999
                                                                              --------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss.............................................................           $(1,416,100)           $  (324,100)
  Adjustments to reconcile net loss to net
   cash provided by (used in)operating
   activities:
  Depreciation and amortization........................................                96,200                100,300
  Amortization of goodwill.............................................               110,500                159,300
  Gain on sale of fixed assets.........................................                    --                  1,000
  Stock-based compensation relating to stock
   warrants............................................................                 3,600                305,400
  Other................................................................                (5,300)                56,000
  Changes in operating assets and liabilities:
    Accounts receivable................................................             1,815,600             (1,768,000)
    Inventory..........................................................              (222,900)              (288,100)
    Prepaid expenses and other.........................................                27,500                (59,900)
    Other assets.......................................................               217,400                (23,100)
    Income tax payable.................................................                (8,500)                26,000
    Accounts payable and other current
     Liabilities.......................................................              (127,300)             1,946,700
                                                                                  -----------            -----------
CASH PROVIDED BY OPERATING ACTIVITIES                                                 490,700                131,500
                                                                                  -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted cash......................................................              (711,000)                (1,000)
  Proceeds on sale of property and equipment...........................                    --                 17,000
  Development of software assets.......................................                    --               (175,000)
  Purchase of property and equipment...................................              (171,600)              (236,000)
                                                                                  ------------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                                (882,600)              (395,000)
                                                                                  ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowing (repayment) under line of credit                                       (8,600)               811,000
  Principal payments on capital lease                                                 (25,600)               (24,000)
  Principal payment on notes payable                                                 (669,600)                    --
                                                                                  -----------            -----------
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES                                   (703,800)               787,000
                                                                                  -----------            -----------
  Effect of exchange rate changes on cash                                              31,200                 68,400
                                                                                  -----------            -----------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                       (1,064,500)               591,900

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    $ 1,677,200            $ 2,329,100
                                                                                  -----------            -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   612,700            $ 2,921,000
                                                                                  ===========            ===========

Supplemental Data:
    Interest paid                                                                 $    84,900            $    91,400
    Income taxes paid                                                             $     1,600            $     4,500



            See notes to condensed consolidated financial statements.

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





1.   LIQUIDITY

         At December 31, 1999, the Company had working capital of $1,774,700. The Company incurred a net loss for the quarter ended December 31, 1998, of $1.4 million compared to net loss of $324,100 for the quarter ended December 31, 1999. The Company believes that the changes in management, cost cutting measures and its renewed focus on its core businesses implemented in fiscal 1999, along with its current customer order backlog of $5.3 million has improved the Company's operating results and positioned it for continued improvement. However if the Company fails to maintain improved earnings, its financial condition will be adversely effected.

         To improve its liquidity and future cash flows, the Company's management restructured its operations in early January 1999. Although no assurance can be given, management believes its cash balances as of December 31, 1999 of $2.9 million and available credit will provide sufficient cash flow for the next twelve months. However, if the Company fails to maintain improved earnings, the Company will need to obtain additional financing. If additional financing is necessary, there is no assurance that the Company will be able to obtain the necessary funds, resulting in an adverse effect on the Company's financial condition.

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

3.   FINANCIAL STATEMENT PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

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

           During the course of the year-end financial audit process for the fiscal year ended September 30, 2000, the Company recorded certain adjustments to its previously reported interim results. The most significant of the adjustments affecting the quarterly period ended December 31, 1999 related to a decrease in revenues of $400,000 and gross profit by $227,000 as a result of one customer contract that the Company and the customer currently are disputing for which acceptance has not been received.

             Additionally, the Company has recalculated non-cash compensation related to net exercise warrants issued to the Company's directors and warrants granted to non-employees. Consistent with variable accounting requirements the Company has "marked-to-market" the net change in the value of the warrants for the first quarter ended December 31, 1999. The restatement has resulted in an increase in non-cash compensation charges of $305,000.

             As a result of the revisions discussed above, we are restating our revenues and results of operations for the quarter ended December 31, 1999 as follows:

                                                                 Three Months Ended
                                                                  December 31, 1999
                                                        --------------------------------------
                                                          As Reported          As Restated
                                                        ----------------     -----------------
                  Total Revenue                         $ 8,740,900          $ 8,340,600
                  Gross Profit                            2,743,500            2,516,300
                  Net income (loss)                         243,000             (324,100)
                  Basic and diluted net
                   income (loss) per share              $      0.03          $     (0.04)



4.   WARRANTS

          The Company issued 50,000 warrants to an outside sales person for services to be rendered over the next two quarters; 150,000 warrants to James S. Gillespie (former owner of Voice Plus, Inc.) and currently a consultant and Director of the Company in lieu of consulting fees under his consulting agreement rendered in the past and for services to be rendered in future periods; 175,000 warrants to outside advisors to assist the Company with acquisitions and additional financing during the next three quarters, and 100,000 warrants to the President & CEO, each with an exercise price of $3.4275 per share. In connection with these grants, the Company recorded stock based compensation of $305,400 for the quarter ended December 31, 1999.

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

6.   NET INCOME (LOSS) PER SHARE

        Net income (loss) per share were computed under the provisions of SFAS 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

                                                                                       THREE MONTHS ENDED
                                                                                           DECEMBER 31,
                 NET LOSS - NUMERATOR                                               1998               1999
                 --------------------                                               ----               ----
        ------------------------------------------------------------------------------------------------------
        Net income (loss)                                                        ($1,416,100)        $(324,100)
        Preferred stock dividends                                                     (3,400)           (2,400)
        ------------------------------------------------------------------------------------------------------
        Net income (loss) available to
        common stockholders                                                      ($1,419,100)        $(326,500)
        ------------------------------------------------------------------------------------------------------
        ------------------------------------------------------------------------------------------------------
        Weighted average common shares
        used in net income (loss) per share-
        basic and diluted                                                          5,739,400         8,188,500
        ------------------------------------------------------------------------------------------------------
        Anti-dilutive securities:
        Options and warrants                                                       1,359,600           852,500
        Convertible preferred stock                                                  337,110           439,300
        Other                                                                             --             8,400
        ------------------------------------------------------------------------------------------------------


         Options and warrants to purchase Common Stock, Preferred Stock convertible into Common Stock and other contigently issuable shares were outstanding at December 31, 1998 and 1999 but were not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

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

         Financial information for these segments includes the following:



         THREE MONTHS ENDED DECEMBER 31, 1999
       -----------------------------------------------------------------------------------------------------------
                                                NHAN NA       INFOTEL          NHAN         OTHER(1)      TOTAL
                                                                               SWG
       -----------------------------------------------------------------------------------------------------------
       Net Sales to external customers          $4,542,600   $3,798,000                           --   $ 8,340,600
       Net income (loss)                           254,600      262,900        (55,900)     (785,700)     (324,100)
       Total assets                              7,090,300    7,226,100      1,719,100     2,891,900    18,927,400
       -----------------------------------------------------------------------------------------------------------
         THREE MONTHS ENDED DECEMBER 31, 1998
       -----------------------------------------------------------------------------------------------------------
                                                NHAN NA       INFOTEL           NHAN        OTHER(1)      TOTAL
                                                                                SWG
       -----------------------------------------------------------------------------------------------------------
       Net Sales to external customers          $1,396,900   $1,865,000            --             --   $ 3,261,900
       Net income (loss)                          (543,200)     189,000            --     (1,061,900)   (1,416,100)
       Total assets                              3,596,700    5,798,400            --      1,212,600    10,607,700
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

   The Company's consolidated financial statements include the accounts of the Company and three of its operating subsidiaries: NHancement Technologies North America, Inc. ("NHAN NA" formerly Voice Plus, Inc.), Infotel Technologies (Pte) Ltd ("Infotel") and NHancement Technologies Software Group, Inc. ("NHAN SWG"). The consolidated financial statements contain results of operations from NHancement and its NHAN NA and Infotel subsidiaries for both periods presented and because NHAN SWG was formed in August 1999, those of NHAN SWG for the three months ended December 31, 1999. A fourth subsidiary, NHancement Acquisition Corp. (formerly, Trimark inncorporated) is not included in the accounts of the Company as it commenced operations after December 31, 1999.

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

   The following table shows results of operations, as a percentage of net revenues, for the three-month periods ended December 31, 1999 and 1998.



                               NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES
               -----------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                              1998         1999
               -----------------------------------------------------------------------------------
               Net revenues                                                   100.0 %       100.0 %
               Cost of sales                                                   68.4 %        69.8 %
               Gross profit                                                    31.6 %        30.2 %
               Selling , general and administrative expenses                   70.0 %        30.0 %
               Goodwill amortization                                            3.4 %         1.9 %
               Income (loss) from operations                                  (41.8)%        (1.7)%
               Other income (expense)                                          (1.7)%        (1.7)%
               Loss before income taxes                                       (43.4)%        (3.4)%
               Provision for income tax                                        (0.0)%         0.4 %
               Net income (loss)                                              (43.4)%        (3.8)%
               -----------------------------------------------------------------------------------



   The Company's primary focus in the three months ended December 31, 1999 was as a software products company that integrates and distributes voice processing, data processing and communications systems. These operations were conducted through the Company's NHAN NA, Infotel and NHAN SWG subsidiaries. Company-wide revenue for the quarter ended December 31, 1999 increased $5.0 million or 152% to $8.3 million as compared to $3.3 million for the same period in 1998. The increase in revenues for the three month period in 1999 was due primarily to:
(i) Infotel revenues associated with test and measurement equipment being abnormally high in the quarter ended December 31, 1999 and (ii) NHAN NA's revenues for the quarter ended December 31, 1998 being abnormally low due mainly to a lack of focus on its core business. NHAN NA's net sales on a stand-alone basis increased 221%, from $1.4 million for the three months ended December 31, 1998 to $4.5 million for the three months ended December 31, 1999. The increase in NHAN NA revenues came from increased sales within its existing customer base and from new customers. Fifty-eight percent of NHAN NA's first quarter revenue came from its largest customer, while 4% of the first quarter NHAN NA revenues came from customers who purchased the Interactive Intelligence communication systems.

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

    Backlog for the Company decreased to $5.3 million as compared to $6.4 million the quarter ended September 30, 1999. NHAN NA's order backlog at December 31, 1999 increased slightly to $2.4 million from $2.3 million and Infotel's backlog decreased to $2.4 million from $4.1 million the quarter ended September 30, 1999. Backlog for NHAN SWG as of December 31, 1999 was about $0.5million. Consequently, management believes that revenues for the second fiscal quarter will level off or decrease slightly.

     Company-wide gross margins for the three months ended December 31, 1999 decreased to 30.2% as compared to the 31.6% for same period in 1998. NHAN NA's gross margin on a stand-alone basis increased to 33.6% from 28.2% for the quarter ended December 31, 1999 as compared to the same period of 1998. This increase in gross margin was due to the economies of scale associated with a significantly higher level of sales. Infotel's gross margin on a stand-alone basis declined to 25.9% of sales for the quarter ended December 31, 1999 versus 30.6% of sales for the quarter ended December 31, 1998. This decline was due to (i) an exceptionally high level of customer service revenue with correspondingly high gross margin in the December 31, 1998 quarter and (ii) commission revenues of $0.2 million with little or no associated cost in the quarter ended December 1998 while no such commission revenue was recorded in the quarter ended December 31, 1999. Infotel earns commissions when its vendors (Motorola and Rhode & Schwartz) sell directly to end-user customers in Infotel's territory. NHAN SWG's gross margins were insignificant during the period.

     Company-wide selling, general and administrative ("SG&A") expenses as a percentage of net sales decreased to 30.0% for the three months ended December 31, 1999 versus 70.0% for the same period in 1998. SG&A for NHAN NA on a stand-alone basis decreased to 23.9% for the first fiscal quarter of 1999 compared to 63.4% for the same three-month period in 1998. The decrease in the quarter was due primarily to: (i) a substantial increase in revenues for the three months ended December 31, 1999 versus revenues in the corresponding period of the prior year and (ii) a decrease in salary expenses as a percentage of revenues due to a reduction in headcount. On a stand-alone basis, Infotel's SG&A as a percent of revenues decreased to 15.8% for the three months ended December 31, 1999 compared to 20.9% for the three months ended December 31, 1998. Infotel's SG&A as a percent of revenues decreased mainly because of the significant increase in Infotel's revenues during the first quarter. NHancement's corporate overhead costs decreased by $0.28 million for the three months ended December 31, 1999 compared to $1.06 million for the same period in the prior year due primarily to (i) a decrease in salaries and related costs, (ii) decreased outside services as a result of cost controls; and (iii) a decrease in relocation and severance expenses for the former CEO which had been recorded in the quarter ended December 31, 1998 offset by non-cash compensation expense relating to net exercise warrants issued to the Company's directors and warrants granted to non-employees.

     At December 31, 1999, the Company provided a 100% allowance against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets, such that a full valuation allowance is required. The Company currently has approximately $7million in federal net operating loss carryforwards. However, the majority of these net operating losses are subject to an annual limitation of $250,000.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended December 31, 1999, net cash provided by operating activities was $0.2 million. Sources of cash consisted primarily of net income before non-cash charges and increases in accounts payable, offset by increases in accounts receivable. Net cash provided by investing and financing activities totaled $0.4 million consisting of: (i) increased borrowings under the Company's line of credit, offset by purchases of software and property and equipment. At December 31, 1999, the Company's working capital was $1.8 million. The Company had a cash balance of $3.1 million (including restricted cash of $190,900) at December 31, 1999. The Company's current ratio remained at 1.2 to
1.0 at December 31, 1999 as compared to same ratio for the previous quarter. Management believes that available cash reserves coupled with additional available credit and improved earnings will provide adequate funds for future operations, although no assurance can be given that current efforts will be successful.

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

         -    Fluctuations in the financial markets

         -    General economic conditions

         -    Quarterly variations in the Company's results of operations

PRIOR LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY.
--------------------------------------------------

         The Company recorded net loss of approximately $324,100 on revenues of $8.3 million for the quarter ended December 31, 1999, the Company incurred a loss of $716,800 on $23.3 million in revenues for the fiscal year ended September 30, 1999. Further, the Company sustained significant losses for the fiscal year ended December 31, 1997, as well as for the nine-month fiscal year ended September 30, 1998.

         Our financial condition and results of operations will be adversely affected if we fail to continue to produce improved operating results. This could also:

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

            WARRANT ISSUED DURING THE QUARTER ENDED DECEMBER 31, 1999





                                                    TITLE OF                               AGGREGATE
           CLASS OF               DATE OF          NHANCEMENT           NUMBER OF          PURCHASE          FORM OF
        PURCHASERS(1)              SALE           SECURITIES             SHARES             PRICE       CONSIDERATION
-------------------------------  ----------    -----------------     ---------------     ------------   ----------------
Warrants granted to                                 Shares of
executive officer  (2)            12/10/99        Common Stock            100,000             (2)             (2)

Warrants granted to                                 Shares of
consultant (3)                    12/10/99        Common Stock            150,000             (3)             (3)

Warrants granted to financial                       Shares of
consultant (4)                    12/10/99        Common Stock            175,000             (4)             (4)

Warrants granted to                                 Shares of
directors (5)                     12/10/99        Common Stock            150,000             (5)             (5)

Warrants granted to sales                           Shares of
representative (6)                12/10/99        Common Stock             50,000             (6)             (6)




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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB



       EXHIBIT
       NUMBER      DESCRIPTION OF EXHIBIT
    ------------ --------------------------------------------------------------
         2.5 *     Plan and Agreement of Reorganization between the Company and
                   SVG Software Services, Inc., a California corporation, dated
                   February 4, 2000.

         2.6  *    Stock Purchase Agreement between the Company and Vijay and
                   Vinita Gulechha dated February 4, 2000.

         4.16 *    Warrant dated December 10, 1999, issued to Douglas S. Zorn.

         4.17 *    Warrant dated December 10, 1999, issued to James S.
                   Gillespie.

         4.18 *    Warrant dated December 10, 1999, issued to John M. Black.

         4.19 *    Warrant dated December 10, 1999, issued to James S.
                   Gillespie.

         4.20 *    Warrant dated December 10, 1999, issued to N. Bruce Walko.

         4.21 *    Warrant dated December 10, 1999, issued to Robert J.
                   Schmier.

         4.22 *    Warrant dated December 10, 1999, issued to Diane Nowak.

        10.59 *    Letter dated December 10, 1999, terminating the Consultancy
                   Agreement dated June 7, 1999 between the Company and James
                   S. Gillespie.

        27.1       Financial data schedule

        * Filed with original Form 10-QSB filed on February 14, 2000.


(b) Reports on Form 8-K:


    A report on Form 8-K was filed with the Commission on December 23, 1999 and later amended by a report on Form 8-K/A filed with the Commission on December 29, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NHANCEMENT TECHNOLOGIES INC.

                                   By: /s/ Douglas S. Zorn
                                       ----------------------------------------
Date: February 14, 2001                Douglas S. Zorn
                                       President and Chief Executive Officer
                                       and Acting Chief Financial Officer