Form 10-Q
period 2000-12-31
NHANCEMENT TECHNOLOGIES INC
filed 2001-02-14
CIK 1025985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to ___________

                         COMMISSION FILE NUMBER 0-21999

                             -----------------------

                          NHANCEMENT TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   84-1360852
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                                6663 OWENS DRIVE
                          PLEASANTON, CALIFORNIA 94588
                    (Address of principal executive offices)

                                 (925) 251-3200
                         (Registrant's telephone number)

                                ----------------


         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]


As of February 13, 2001, there were 12,849,890 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

     PART I            FINANCIAL INFORMATION

     Item 1.           Condensed Consolidated Financial Statements........................................      3

                       Condensed Consolidated Balance Sheets at December 31, 2000 and September 30, 2000..      3

                       Condensed Consolidated Statements of Operations and Comprehensive Loss for the
                       three months ended December 31, 2000 and 1999......................................      4

                       Condensed Consolidated Statements of Cash Flows for the three months ended
                       December 31, 2000 and 1999.........................................................      5

                       Notes to Condensed Consolidated Financial Statements...............................      7

     Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                       Operations.........................................................................     13

     Item 3.           Quantitative and Qualitative Disclosures about Market Risk.........................     31

     PART II.          OTHER INFORMATION                                                                       32

     Item 1.           Legal Proceedings..................................................................     32

     Item 2.           Changes in Securities and Use of Proceeds..........................................     32

     Item 4.           Submission of Matters to a Vote of Security Holders................................     33

     Item 6.           Exhibits and Reports on Form 8-K...................................................     34

PART I.  FINANCIAL STATEMENTS
ITEM 1.  Condensed Consolidated Financial Statements

                  NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              December 31,             September 30,
                                                                                  2000                      2000
                                                                              ------------              ------------
ASSETS                                                                         (unaudited)
CURRENT ASSETS
   Cash and cash equivalents.........................................         $  4,515,000              $  5,603,000
   Restricted cash...................................................              117,000                   116,000
   Accounts receivable, net of allowance for
    doubtful accounts of $402,000 and $402,000.......................            3,952,000                 3,907,000
   Receivable from related party.....................................              250,000                        --
   Inventory.........................................................              461,000                   550,000
   Equipment at customers under integration..........................            1,983,000                 1,708,000
   Prepaid expenses and other........................................              691,000                   313,000
                                                                              ------------              ------------

TOTAL CURRENT ASSETS                                                            11,969,000                12,197,000

   Property and equipment, net.......................................            6,703,000                 3,395,000
   Capitalized software, net.........................................           19,201,000                18,366,000
   Goodwill and other intangible assets, net.........................            2,242,000                 2,443,000
   Other assets......................................................            2,368,000                 2,384,000
                                                                              ------------              ------------

TOTAL ASSETS                                                                  $ 42,483,000              $ 38,785,000
                                                                              ============              ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Lines of credit...................................................         $         --              $    343,000
   Accounts payable..................................................            4,531,000                 5,269,000
   Accrued liabilities...............................................            3,237,000                 2,478,000
   Deferred revenue..................................................            3,197,000                 2,919,000
   Income tax payable................................................              358,000                   280,000
   Advances for preferred stock......................................                   --                 3,500,000
   Capital lease obligations, current portion........................            6,540,000                 3,072,000
                                                                              ------------              ------------

TOTAL CURRENT LIABILITIES                                                       17,863,000                17,861,000
   Capital lease obligations, net of
    Current portion..................................................            5,069,000                 4,717,000
                                                                              ------------              ------------
TOTAL LIABILITIES                                                               22,932,000                22,578,000

REDEEMABLE CONVERTIBLE PREFERRED STOCK...............................            4,932,000                        --

STOCKHOLDERS' EQUITY
   Common stock......................................................              127,000                   123,000
   Additional paid-in capital........................................           59,047,000                49,261,000
   Unearned stock-based compensation.................................           (1,883,000)               (2,012,000)
   Accumulated deficit...............................................          (42,416,000)              (30,809,000)
   Accumulated other comprehensive loss..............................             (256,000)                 (356,000)
                                                                              ------------              ------------

TOTAL STOCKHOLDERS' EQUITY                                                      14,619,000                16,207,000
                                                                              ------------              ------------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY                                               $ 42,483,000              $ 38,785,000
                                                                              ============              ============


           See notes to condensed consolidated financial statements.

                  NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                                                     Three Months Ended
                                                                                         December 31,
                                                                                2000                     1999
                                                                            ------------             ------------
NET REVENUES:
Products and integration services..................................         $  1,273,000             $  4,040,000
Other services.....................................................            4,842,000                4,301,000
                                                                            ------------             ------------

TOTAL NET REVENUES                                                             6,115,000                8,341,000
Cost of revenues:
Products and integration services..................................            1,490,000                3,012,000
Other services.....................................................            2,871,000                2,812,000
                                                                            ------------             ------------

TOTAL COST OF REVENUES                                                         4,361,000                5,824,000

GROSS PROFIT                                                                   1,754,000                2,517,000

OPERATING EXPENSES
Selling, general and administrative................................            5,167,000                2,503,000
Amortization of goodwill and other intangibles.....................              201,000                  159,000
                                                                            ------------             ------------

TOTAL OPERATING EXPENSES                                                       5,368,000                2,662,000

INCOME (LOSS) FROM OPERATIONS                                                 (3,614,000)                (145,000)
OTHER INCOME (EXPENSE)
Interest income....................................................              108,000                   37,000
Interest expense...................................................             (464,000)                (115,000)
Other..............................................................              104,000                  (64,000)
                                                                            ------------             ------------

Total other expense                                                             (252,000)                (142,000)
Income (loss) before income tax                                               (3,866,000)                (287,000)
Provision for income tax...........................................              115,000                   37,000
                                                                            ------------             ------------

NET INCOME (LOSS)                                                             (3,981,000)                (324,000)
Preferred dividends................................................           (7,626,000)                  (2,000)
                                                                            ------------             ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                   $(11,607,000)            $   (326,000)
                                                                            ============             ============

BASIC AND DILUTIED NET LOSS PER COMMON SHARE                                $      (0.92)            $      (0.04)
                                                                            ============             ============

SHARES USED IN PER SHARE CALCUATIONS - BASIC
  AND DILUTED                                                                 12,575,500                8,188,500
                                                                            ============             ============

COMPREHENSIVE INCOME (LOSS)
 Net income (loss)                                                          $ (3,981,000)            $   (324,000)
 Other comprehensive income (loss)
   Translation gain (loss)                                                       100,000                   41,000
                                                                            ------------             ------------

COMPREHENSIVE INCOME (LOSS)                                                 $ (3,881,000)            $   (283,000)
                                                                            ============             ============

            See notes to condensed consolidated financial statements.

                  NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            Three Months Ended
                                                                                                December 31,
                                                                                  -------------------------------------
                                                                                      2000                     1999
                                                                                  ------------              -----------
CASH FLOWS FROM OPERATING ACTIVITES
  Net income (loss) ...................................................           $ (3,981,000)             $  (324,000)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
  Depreciation and amortization........................................                435,000                  100,000
  Amortization of goodwill.............................................                201,000                  159,000
  Gain on sale of fixed assets.........................................                     --                    1,000
  Stock-based compensation relating to stock
   options and warrants................................................             (1,445,000)                 305,000
  Other................................................................                     --                   56,000
  Changes in operating assets and liabilities:
    Accounts receivable................................................                (45,000)              (1,768,000)
    Inventory..........................................................               (186,000)                (288,000)
    Prepaid expenses and other.........................................               (378,000)                 (60,000)
    Other assets.......................................................                 16,000                  (22,000)
    Accounts payable and other current liabilities.....................                951,000                1,672,000
    Income tax payable.................................................                 78,000                   26,000
    Deferred revenue...................................................                278,000                  275,000
                                                                                  ------------              -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (4,076,000)                 132,000
                                                                                  ------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted cash......................................................                 (1,000)                  (1,000)
  Proceeds loaned to related party.....................................               (250,000)                      --
  Proceeds on sale of property and equipment...........................                     --                   17,000
  Development of software assets.......................................               (272,000)                (175,000)
  Purchase of property and equipment...................................               (260,000)                (236,000)
                                                                                  ------------              -----------
NET CASH USED IN INVESTING ACTIVITIES                                                 (783,000)                (395,000)
                                                                                  ------------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing under line of credit.......................................                                       4,673,000
  Repayment under line of credit.......................................               (343,000)              (3,862,000)
  Proceeds from issuance of Series B preferred
   stock...............................................................              5,262,000                       --
  Issuance cost of Series B preferred stock............................               (303,000)                      --
  Proceeds from warrants and options exercised
   for common stock....................................................                784,000                       --
  Principal payments on capital lease obligations......................             (1,729,000)                 (24,000)
                                                                                  ------------              -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            3,671,000                  787,000
  Effect of exchange rate changes on cash                                              100,000                   68,000
                                                                                  ------------              -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (1,088,000)                 592,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    $  5,603,000              $ 2,329,000
                                                                                  ------------              -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  4,515,000              $ 2,921,000
                                                                                  ============              ===========



            See notes to condensed consolidated financial statements.

                  NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures for cash flow information: Cash paid during the period for:
  Interest                                                                        $    441,000              $    91,000
  Income taxes                                                                    $     37,000              $     5,000
 NONCASH TRANSACTIONS:
  Property and equipment acquired under capital leases                            $  3,483,000              $     8,000
  Deemed dividend on beneficial conversion feature of
   Series B Preferred Stock                                                       $  7,626,000              $        --
  Issuance of warrants to underwriters in conjunction
   with sale of Series B Preferred Stock                                          $  1,107,000              $        --
  Modification of warrant exercise price in
   conjunction with sale of Series B Preferred Stock                              $  1,847,000              $        --
  Liability for future issuance of common stock to
   underwriters in conjunction with sale of Series B
   Preferred Stock                                                                $    573,000              $        --
  Payable for purchases of property and equipment financed
   under capital leases during quarter                                            $  1,503,000              $        --
  Software assets acquired under capital leases                                   $    563,000              $        --
  Services provided by a related party in lieu of
   payment on a note payable                                                      $         --              $    53,000
---------------------------------------------------------------------------------------------------------------------------------













            See notes to condensed consolidated financial statements.

                  NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The balance sheet as of September 30, 2000 is derived from the Company's audited financial statements included in its Form 10-KSB for the fiscal year ended September 30, 2000 but does not include all disclosures required by generally accepted accounting principles in the United States. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending September 30, 2001.

The consolidated financial statements include the results of our significant operating subsidiaries: NHancement Technologies North America, Inc. ("NHAN NA") and Infotel Technologies (Pte) Ltd ("Infotel").

NHAN NA revenues were 39% and 54% of consolidated net revenues for the three months ended December 31, 2000 and 1999. Infotel revenues were 61% and 46% of consolidated net revenues for the three months ended December 31, 2000 and 1999. No revenues have been recorded through December 31, 2000 from the Company's hosted internet inUnison-TM- unified communication and unified information portal services.

2.       NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is also computed based on the weighted average number of shares outstanding during the period. Diluted net income (loss) per share does not include the weighted average effect of dilutive potential common shares including convertible preferred stock, options and warrants to purchase common stock and common stock subject to repurchase in any period presented because the effect is anti-dilutive.

The following table presents information necessary to reconcile basic and diluted net income (loss) per common and common equivalent share:

                                                                            Three Months Ended
                                                                               December 31,
                                                               ----------------------------------------------
                                                                       2000                     1999
                                                               ---------------------    ---------------------
     Net income (loss)                                         $  (3,981,000)           $  (324,000)
     Preferred stock dividends                                    (7,626,000)                (2,000)
                                                               --------------           ------------
     Basic net income (loss) applicable
      to common stock                                          $ (11,607,000)           $  (326,000)
                                                               ==============           ===========
     Weighted average shares used in
      net income (loss) per share - basic and
      diluted                                                     12,575,500              8,188,500
                                                               -------------            -----------
     Anti-dilutive securities:
       Convertible preferred stock                                    87,620                439,300
       Options and warrants to purchase
        common stock                                               3,774,900                857,500
       Other                                                              --                  8,400
                                                               -------------            -----------
     Anti-dilutive securities not included in
      net loss per share calculation                               3,862,520              1,305,200
                                                               =============            ===========


3.       INVENTORY

Inventory consists of systems and system components and is valued at the lower of cost (first-in, first-out method) or market.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the first quarter of fiscal 2001. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

5.       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings.

The Company has significant international sales transactions generated by it's Singapore subsidiary, Infotel. The Company has used forward exchange contracts to hedge firm purchase commitments that expose the Company to risk as a result of fluctuations in foreign currency exchange rates. Gains and losses of forward exchange contracts that were designated as hedges of firm purchase commitments were deferred in other current liabilities and were included in the measurement of the underlying transaction. Hedge accounting was only applied if the derivative reduced the risk of the underlying hedged item and was designated at inception as a hedge. Derivatives are measured for effectiveness both at inception and on an ongoing basis. Exchange contracts outstanding at December 31, 2000, which hedged firm purchase commitments had notional amounts of $439,000 which approximates fair value and matures in June 2001.

6.       RELATED PARTY RECEIVABLE

On December 20, 2000, the Company's Chief Executive Officer entered into a promissory note with the Company for $250,000, which bears interest at 8% per annum. The note was repaid in full in January 2001.

7.       COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its principal office facilities in Pleasanton, California and San Diego, California pursuant to non-cancelable operating leases, which expire in 2007. NHAN India leases office space that expires in February 2003. Infotel leases office space in Singapore with the lease expiring in December 2002.

Future minimum rental payments under operating leases as of December 31, 2000 are as follows (in thousands):

FISCAL YEAR

          2001                                                    $  584,000
          2002                                                       578,000
          2003                                                       447,000
          2004                                                       346,000
          2005                                                       345,000
          thereafter                                                 970,000
                                                                  ----------
                                                                  $3,270,000
                                                                  ==========

CAPITAL LEASES

In the first quarter of fiscal 2001, the Company entered into additional financing transactions with Hewlett-Packard, financing approximately $1.1 million related to hardware and other product costs and $2.4 million related to consulting services.

The Company also leases computer equipment and other software under capital leases. These leases extend for varying periods through 2004.

Equipment and software under capital leases included in property and equipment are as follows:

                                      2000                1999
                                     ------              ------
Equipment                         $ 4,991,000           $265,000
Software                           10,573,000                 --
                                  -----------           --------
                                   15,564,000            265,000
                                  -----------           --------
Less: accumulated amortization       (465,000)           (74,000)
                                  -----------           --------
                                  $15,099,000           $191,000
                                  ===========           ========

Capital lease payments are as follows:

FISCAL YEAR
          2001                                                    $5,902,000
          2002                                                     4,815,000
          2003                                                     2,837,000
          2004                                                         3,000
                                                                  ----------
                                                                  13,557,000
          Less amount representing interest                       (1,948,000)
                                                                  ----------
          Present value of minimum lease payments                 11,609,000
          Less current maturities                                  6,540,000
                                                                  ----------

                                                                  $5,069,000
                                                                  ==========


Contingencies

In 2000, the Company instituted arbitration proceedings against one of its customers for breach of contract totaling approximately $610,000, of which the customer had paid approximately $276,000. The Company is vigorously pursuing this arbitration matter seeking specific performance and full payment for amounts outstanding.

In December 2000, a former employee filed suit for wrongful termination in the Superior Court of Alameda County, State of California. The Company believes the suit is without merit and is defending it vigorously.

In 1999, the Company retained a professional services firm and agreed to issue a warrant for the purchase of 30,000 shares of the Company's common stock, at a price of $8.3438 per share, as partial compensation for the services rendered, provided certain conditions were met. The conditions were met in February 2000 but the warrant was not issued until November 28, 2000 (See Note 9). The warrant holder contends that the Company delayed unreasonably in issuing the warrant and thereby deprived him of the right to sell the underlying shares at a profit. The Company and the warrant holder are engaged in discussions aimed at resolving the issue. No lawsuit has been filed.

Management believes that the ultimate outcome of these matters should not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

8.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

In October 2000, the Company sold 87,620 shares of Series B Preferred Stock to domestic "accredited investors" for aggregate gross proceeds of $8,762,000, including $3.5 million received in advance. In connection with this issuance, the Company also issued to its investment bankers a fully exercisable warrant to acquire 75,000 shares of its Common Stock at an exercise price of $13.50 per share and paid a placement fee of 10% of the proceeds, 35% in cash and 65% which will be paid in common stock to be issued in the second quarter of 2001. Holders of the Series B Preferred Stock are entitled to a non-cumulative 5% per annum dividend, payable quarterly in arrears, when, if and as declared by the Company's Board of Directors, which may be paid in cash or shares of the Company's Common Stock, in the Company's sole discretion. Each share of Series B Preferred Stock is immediately convertible into shares of our Common Stock at the lesser of (i) $13.50 per share or (ii) 90% of the average closing bid prices for the 10 trading days immediately preceding the date of conversion, provided, that such conversion price shall not be less than $10.00. At any time after the third anniversary of the Closing, the Company may require the holders of the Series B Preferred Stock to convert.

Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, the investors will be entitled to receive, on a pari passu basis with holders of other shares of Preferred Stock, if any, an amount equal to such investors investment in the Offering and any declared but unpaid dividends. As a result, the net proceeds from the sale of the Series B Preferred Stock has been classified outside of stockholders' equity.

As a result of the beneficial conversion feature described above, the Company recorded a deemed dividend of $7,626,000 during the three months ended December 31, 2000. In addition, the Company estimated the value of the warrant at $1,107,000 issued to its investment bankers using the Black-Scholes option pricing model with the assumptions that follow: expected volatility of 135%, weighted average risk free interest rate of 5.08%, term of 1 year, and no expected dividend. The Company recorded this warrant as a cost of financing.

As of February 13, 2000, 86,120 preferred shares have been converted into 861,200 shares of the Company's common stock.


9.       STOCKHOLDERS' EQUITY

WARRANTS

On November 28, 2000, the Company issued warrants to purchase 30,000 shares to a professional services firm in consideration for certain services rendered to the Company at an exercise price of $8.3438 per share. The warrants are immediately exercisable and expire in November 2005. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of five years, a risk free interest rate of 5.08%, a dividend yield of 0% and volatility of 135%. The fair value of $413,000 was expensed during the three months ended December 31, 2000.

On November 15, 2000, the Company adjusted the exercise price of warrants to purchase 120,000 shares of its common stock from $20.82 to 13.50 to obtain a waiver from the warrant holder allowing the Company to issue Series B preferred stock to other investors, as well as engage in other financing transactions. The warrants were originally issued in conjunction with a stock purchase agreement (See Note 11). The modification to the warrants was valued using the Black-Scholes option pricing model and the following assumptions: term of 2.54 years, a risk free interest rate of 6.2%, a dividend of 0% and a volatility of 135%. The fair value of the warrant of $1,847,000 was accounted for as a cost of the Series B preferred stock financing.

10.      SEGMENT REPORTING

The Company defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments disclosed are managed separately, and each represents a strategic business unit that offers different products and serves different markets.

The Company's reportable operating segments include NHAN NA, Infotel, and other, which includes corporate operations. NHAN NA, includes the Company's legacy operations, Triad and NHAN SWG. NHAN NA legacy operations include systems integration and distribution of voice processing and multimedia messaging equipment, technical support and ongoing maintenance. Triad, which provides profile selling services to corporate and credit union clients, has been classified as part of NHAN NA for internal reporting purposes rather than as a separate segment. The quarter ended December 31, 1999 has been reclassified to conform to the current fiscal year presentation. Triad derives substantially all of its revenue from sales in the U.S. NHAN SWG was formed late in fiscal 1999 to design, develop, market and sell the inUnison-TM- portal services. NHAN SWG did not generate revenue in 2000 or 1999. The following table presents NHAN NA's net revenue by country and is attributed to countries based on location of the customer:

                                                                   For the three months ended
                                                                          December 31,
                                                             ----------------------------------------
                                                                   2000                  1999
                                                             ------------------    ------------------
             United States                                   $1,600,000            $4,543,000
             India                                              766,000                    --
                                                             ----------            ----------
                                                             $2,366,000            $4,543,000
                                                             ==========            ==========


Infotel is a distributor and integrator of telecommunications and other electronics products operating in Singapore and provides radar system integration, turnkey project management, networking and test instrumentation services. Infotel derives substantially all of its revenue from sales in Singapore. There are no intersegment revenues.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-KSB for our fiscal year ended September 30, 2000.

                                                     NHAN NA          INFOTEL       OTHER(1)        TOTAL
THREE MONTHS ENDED December 31, 2000
  Net sales to external customers               $ 2,366,000        $ 3,749,000   $      --      $ 6,115,000
  Net income (loss)                              (4,761,000)           224,000       556,000     (3,981,000)
  Total assets                                   14,187,000         10,206,000    18,090,000     42,483,000

THREE MONTHS ENDED December 31, 1999
  Net sales to external customers               $ 4,543,000        $ 3,798,000   $       --     $ 8,341,000
  Net income (loss)                                 199,000            263,000     (786,000)       (324,000)
  Total assets                                    8,809,000          7,226,000    2,892,000      18,927,000

(1) Other includes corporate expenses. Additionally, management reports include goodwill for Infotel in total assets.


11.      SUBSEQUENT EVENTS

In Fiscal Year 2000 the Company entered into a common stock purchase agreement (the "equity line agreement"), dated May 24, 2000 and amended as of June 30, 2000 with an investment corporation under which the Company may require the investment corporation to purchase up to $50 million of its common stock. Under the terms of the equity line agreement, the Company is under no obligation to sell its common stock to the investment corporation. However, the Company may make up to a maximum of twelve requests for the purchase of its common stock with no single purchase exceeding $4 million unless otherwise agreed to by the investment corporation. In addition, the equity line agreement does not require the investment corporation to purchase the Company's common stock if it would result in the investment corporation owning more than 9.9% of the Company's outstanding common stock. The purchase price of the common stock is 92% of the volume weighted average price per share of the Company's common stock over the eighteen-day period prior to the date the Company requests the investment corporation to purchase its common stock. In addition, the investment corporation will receive a 2% placement fee and an escrow agent fee from the proceeds due to the Company. In conjunction with the stock purchase agreement, the Company issued a warrant to purchase 120,000 shares of its common stock. The warrant exercise price was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for securing a waiver from the investment corporation allowing us to issue Series B preferred stock to other investors, as well as engage in other financing transactions. The Black-Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of 3 years, a risk free interest rate of 5.8%, a dividend yield of 0% and a volatility of 135%. The fair value of $2,144,000 was accounted for as a non-current asset. As and when stock is purchased under the equity line agreement, the costs will be reclassified from "Other assets" to "Additional paid in capital", on a dollar for dollar basis with the amount of proceeds received from the sale of common stock.

In January 2001, the Company requested that the investment corporation purchase $1.5 million of common stock under the equity line agreement. On February 7, 2001, $750,000 of cash was received from the investment corporation, and the remaining $750,000 is expected to be received by February 28, 2001. Accordingly, the Company will reclassify the $1.5 million of common stock issued to the investment corporation from "Other Assets" to "Additional paid-in capital" upon receipt of the proceeds and issuance of the stock.

On February 8, 2001, The Company announced that it signed a definitive merger agreement (the "Agreement") to acquire Quaartz Inc. Under the terms of the Agreement, the Company would issue 1.5 million shares of common stock for purposes of the transaction in exchange for all of the outstanding shares and options of Quaartz. The acquisition is subject to Quaartz's shareholders' approval and various other closing conditions. The acquisition will be accounted for using the purchase method of accounting.

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

Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, including our new inUnison-TM- unified communications and unified information applications; the levels of international sales; future expansion or utilization of production capacity; future expenditures; and statements regarding current or future acquisitions, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be materially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following:

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

Certain of these factors are discussed in more detail elsewhere in this Report and the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000,including under the caption "Risk Factors; Factors That May Affect Operating Results".

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

We are a software applications and services company that has changed its business model to specialize in unified communications and unified information (UC/UI) solutions. Our new business model is to provide our hosted, IP-based unified communications and unified information portal and applications branded under the name "inUnison-TM-" in a recurring revenue model.

Our consolidated financial statements include our results as well as the results of our significant operating subsidiaries: NHancement Technologies North America, Inc. ("NHAN NA"), Infotel Technologies (Pte) Ltd ("Infotel"), and Nhancement Acquisition Corp. (formerly, Trimark Incorporated, d/b/a "Triad Marketing").

For our legacy operations, the Company derives its revenue primarily from its NHAN NA, which includes the results of Triad Marketing, and Infotel subsidiaries. Generally, revenue derived from NHAN NA relates to the distribution and integration of voice processing and multimedia messaging equipment manufactured by others and maintenance services. The revenue derived from Infotel primarily relates to the distribution and integration of telecommunications and other electronic products, and providing services primarily for radar system integration, turnkey project management and test instrumentation and networking. Equipment sales and related integration services revenue is recognized upon acceptance and delivery if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. Provisions for estimated warranty costs and returns are made when the related revenue is recognized. Revenue from maintenance services related to ongoing customer support is recognized ratably over the period of the maintenance contact. Maintenance service fees are generally received in advance and are non-refundable. Service revenue is recognized as the related services are performed. Revenues from projects undertaken for customers under fixed price contracts are recognized under the percentage-of-completion method of accounting for which the estimated revenue is based on the ratio of cost incurred to costs incurred plus estimated costs to complete. When the Company's current estimates of total contract revenue and cost indicate a loss, the Company records a provision for estimated loss on the contract.

As we are in the process of launching our new, hosted unified communications and unified information applications business model, our results for the three months ended December 31, 2000 reflect generally the results of our legacy business in North America, as well as that of Infotel. Our revenues for the three months ended December 31, 2000 were derived solely from our legacy businesses. We have increased significantly our headcount in the United States (sales, sales engineering, operations, marketing, and engineering) and in India (engineering, sales and marketing) for our new business model. As of December 31, 2000 we had 232 employees worldwide.

Our new business model for providing unified communications and unified information in a hosted, recurring revenue service model makes us one of the first companies in this new market. We anticipate competition in this relatively new market space to increase significantly. We will continue to invest heavily in software development, the build out of our production operations and both customer and subscriber acquisition.

RESULTS OF OPERATIONS

The following table shows results of operations, as a percentage of net sales, for the three months ended December 31, 2000 and 1999:

                                                                     Three Months Ended
                                                                        December 31,
                                                                     2000          1999
                                                                  -----------    ----------
                 Net revenues                                      100.0%        100.0%
                 Cost of sales                                      71.3%         69.8%
                 Gross profit                                       28.7%         30.2%
                 Selling, general and administrative                84.5%         30.0%
                 Amortization of goodwill and
                  Other intangibles                                  3.3%          1.9%
                 Loss from operations                              (59.1%)        (1.7%)
                 Other income (expense)                             (4.1%)        (1.7%)
                 Loss before income taxes                          (63.2%)        (3.4%)
                 Income tax expense                                  1.9%          0.4%
                 Loss from continuing operations                   (65.1%)        (3.8%)
                 Net loss                                          (65.1%)        (3.8%)


Net Revenues

For the three months ended December 31, 2000, our net revenues were $6.1 million as compared to $8.3 million for the same period ending December 31, 1999, representing a decrease of $2.2 million or 26.5%. Our net revenues for the three months ended December 31, 2000 were adversely affected by our transition to our new business model for providing unified communications and unified information applications in our inUnison-TM- portal in a hosted service, recurring revenue model. The decline also represents an overall decline in our legacy revenues following our announced business model change.

NHAN NA's net revenues were $2.4 million for the three months ended December 31, 2000 as compared to $4.5 million for the period ending December 31, 1999. The quarter-to-date decrease in NHAN NA net revenues came from reduced enterprise information center product sales, as well as lower legacy system sales within our existing customer base.

Net revenues for our Infotel subsidiary remained constant at $3.7 million for the three months ended December 31, 2000 as compared to $3.8 million for the three months ended December 31, 1999.

Our legacy business backlog increased to $8.1 million at December 31, 2000 as compared to $5.3 million as of December 31, 1999. NHAN NA's order backlog decreased to $2.0 million from $2.9 million at December 31, 1999, and Infotel's backlog increased to $6.1 million at December 31, 2000 from $2.4 million at December 31, 1999.


Gross Margin

Our gross margin for the three months ended December 31, 2000 was $1.8 million or 28.7% of net revenues, as compared to $2.5 million or 30.2% for the three months ended December 31, 1999. NHAN NA's gross margin on a stand-alone basis for the three months ended December 31, 2000 was $0.8 million or 33.5%, as compared to $1.5 million or 33.6% for the three months ended December 31, 1999. Infotel's gross margin percentage on a stand-alone basis remained constant at 25.7% for the three months ended December 31, 2000 and 25.9% for the three months ended December 3, 1999. This decrease in gross margin was due to the reduction in legacy revenues as we execute our new business model coupled with the fixed nature of operating costs.

Research and Development

Our industry is characterized by rapid technological change and product innovation. We have changed our business model that requires significant focus on developing new applications to be offered in our hosted inUnison-TM- portal, as well as integrating third party applications. We are also conducting research and development into our own advanced speech recognition to be offered in our portal. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. Our capitalized research and development expenditures increased to $272,000 in three months ended December 31, 2000 from $175,000 in the three months ended December 31, 1999, reflecting our increased investment in research and development. We have adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," ("SOP 98-1") and capitalize our research and development costs related to software development. We will begin amortizing these costs when the capitalized software is substantially complete and ready for its intended use.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses ("SG&A"), including non-cash charges related to options and warrants and amortization of goodwill and other intangibles, as a percentage of net sales increased to 87.8% of net revenues for the three months ended December 31, 2000, as compared to 31.9% for three months ended December 31, 1999. This increase is due to the addition of United States sales and marketing personnel and related expenses, coupled with the reduction in revenues in NHAN NA as we execute our new business model. SG&A for NHAN NA on a stand-alone basis increased to $5.0 million or 212.0% for the three months ended December 31, 2000 from $1.1 million or 23.9% in the three months ended December 31, 1999. The increase as a percentage of net revenues was due primarily to an increase in sales and marketing and general and administrative personnel and related expenses coupled with a decline in legacy system and maintenance revenue. On a stand-alone basis, Infotel's SG&A as a percentage of revenues remained constant at 17.3% for the three months ended December 31, 2000 and 17.4% for the three months ended December 31, 1999. Our amortization of goodwill and other intangibles for the three months ended December 31, 2000 increased to $201,000 or 3.2% of net revenue from $159,000 or 1.9% of net revenue for the three months ended December 31, 1999.

During fiscal year 2000, we recorded unearned stock-based compensation of $2.1 million in connection with stock option grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $129,000 in the three months ended December 31, 2000. During the three months ended December 31, 2000 we incurred non-cash compensation charges of $413,000 related to warrants for services. We recorded a reduction in non-cash compensation charges of $1.9 million resulting from the effect of variable accounting for warrants issued to employees. The stock-based compensation will continue to be remeasured each reporting period until the awards are exercised or cancelled.

Interest income and other

Our interest income and other increased to $212,000 or 3.5% in the three months ended December 31, 2000 from net expense of $27,000 or (0.3%) in the three months ended December 31, 1999. The increase in interest income and other results from higher cash balances available for investment, together with investments in short-term commercial paper, generating returns higher than previously earned.

Interest expense

Our interest expense increased to $464,000 or 7.6% in the three months ended December 31, 2000 from $115,000 or 1.4% in the three months ended December 31, 1999. The increase in interest expense resulted form higher capital lease obligations during the three months ended December 31, 2000.

Income taxes

We currently have approximately $15.7 million in United States federal net operating loss carry-forwards. The use of approximately $8 million of these net operating losses are subject to an annual limitation of $250,000. At December 31, 2000, we provided a 100% valuation allowance against our United States deferred tax asset. We believe that since sufficient uncertainty exists regarding the realization of the deferred tax asset, a full valuation allowance is required. Income tax of $115,000 relates to the provision for income tax for Infotel.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our capital requirements through a combination of sales of equity securities, convertible and other debt offerings, bank borrowings, asset-based secured financing, structured financing and cash generated from operations.

During the three months ended December 31, 2000 net cash used in operating activities was $4.1 million. Net cash used to fund operating activities reflects our net loss, net of non-cash charges, offset by an increase in accounts payable. Net cash provided by investing and primarily financing activities totaled $2.9 million consisting of proceeds from the issuance of Series B preferred stock and proceeds from the exercise of stock options and warrants, which were offset by the repayments of our line of credit, payments of our capital lease obligations, purchases of property and equipment, development of software assets and proceeds loaned to a related party.

Our principal sources of liquidity at December 31, 2000 were as follows. In October 2000, we sold 87,620 shares of our Series B Preferred Stock to U.S. accredited investors for $100 per share, for aggregate gross proceeds of $8,762,000. Holders of the Series B Preferred Stock are entitled to a non-cumulative 5% per annum dividend, payable quarterly in arrears, when, if and as declared by our Board of Directors, which may be paid in cash or shares of our Common Stock, in our sole discretion. Each share of Series B Preferred Stock is immediately convertible into shares of our Common Stock at the lesser of (i) $13.50 per share or (ii) 90% of the average closing bid prices for the 10 trading days immediately preceding the date of conversion, provided, that such conversion price shall not be less than $10.00. At any time after the third anniversary of the Closing, we may require the holders of the Series B
Preferred Stock to so convert. Shares of our Common Stock issued upon conversion of the Series B Preferred Stock may be resold pursuant to a Form
S-3 shelf registration statement that we will file. As of February 13, 2001, 86,160 preferred shares have been converted into 861,200 shares of the Company's common stock.

The Company has entered into a common stock purchase agreement (the "equity line agreement"), dated May 24, 2000 and amended as of June 30, 2000 with an investment corporation under which the Company may require the investment corporation to purchase up to $50 million of its common stock. Under the terms of the equity line agreement, the Company is under no obligation to sell its common stock to the investment corporation. However, the Company may make up to a maximum of twelve requests for the purchase of its common stock with no single purchase exceeding $4 million unless otherwise agreed to by the investment corporation. The purchase price of the common stock is 92% of the volume weighted average price per share of the Company's common stock over the eighteen-day period prior to the date the Company requests the investment corporation to purchase its common stock. In addition, the investment corporation will receive a 2% placement fee and an escrow agent fee from the proceeds due to the Company. In January 2001, the Company requested that the investment corporation purchase $1.5 million of stock under the equity line agreement and this purchase is expected to be completed by the end of February 2001.

Infotel has a credit line with a major Singapore bank for S$3.5 million (approximately US$2.0 million) with interest at 1.25% above the bank prime rate to be used for Infotel's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. We guarantee this credit line.

We have maintained a $2.5 million receivables-based credit line that allows NHAN NA to draw down this line based on the level and quality of its approved receivables. At the end of fiscal year 2000, the Company renewed this agreement. At December 31, 2000, there was no balance outstanding on this line.

On June 9, 2000, the Company entered into a Project Development Agreement ("PDA") with Hewlett-Packard to help design and build its Personalized Communication Hub network architecture and infrastructure. Ninety percent of the total project costs totaling $609,000 related to consulting services and one hundred percent of the hardware and other product costs totaling $400,000 were financed by capital leases structured by Hewlett-Packard. In October 2000, we financed with Hewlett-Packard an additional $3.5 million, $1.1 million related to hardware and other product costs and $2.4 million related to consulting services.

Despite our negative working capital of $5.9 million at December 31, 2000, we believe that our anticipated cash flows from both operations and available to us through financing arrangements that are presently in plan are sufficient to meet our operating and capital requirements for at least the next 12 months. Our capital requirements in the next 12 months will mainly result from hardware and software purchases and professional services to launch our hosted services, as well as costs to develop and execute customer subscriber acquisition programs, marketing and advertising. We anticipate financing hardware, software and related consulting services through structured financing from our vendors and partners. Other financing requirements for customer and subscriber acquisition marketing will need to be financed through equity and debt offerings and cash generated from operations. We could be required, or could elect, to raise additional funds during that period, and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

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

WE HAVE CURRENTLY RECORDED A NET LOSS, WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

We recorded a net loss of $4.0 million on net revenues of $6.1 million for the three months ended December 31, 2000. We also sustained significant losses for the fiscal years ended September 30, 2000 and 1999. We also anticipate incurring a net loss for our fiscal year ended September 30, 2001.

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

Our consolidated financial condition and results of operations may be adversely affected if we fail to continue to produce positive operating results. This could also:

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

A NUMBER OF FACTORS COULD CAUSE OUR FINANCIAL RESULTS TO BE WORSE THAN EXPECTED, RESULTING IN A DECLINE IN OUR STOCK PRICE.

We plan to increase significantly our operating expenses to expand our sales and marketing activities, develop and execute customer and subscriber acquisition programs, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development, and build our operational infrastructure. Any delay in generating or recognizing revenue, whether from our legacy business or from our new unified communications and unified information business, could cause our quarterly operating results to be below the expectations of public market analysts or investors, if any, which could cause the price of our common stock to fall.

We may experience a delay in generating or recognizing revenue because of a number of reasons. We have experienced delays and could experience further delays in completing our production environment for our new hosted inUnison-TM- unified communications and unified information business. We are dependent on our business partners and vendors to supply us with hardware, software, consulting services, hosting, and other support to launch and operate our new business.

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

OUR REVENUES WILL LIKELY DECLINE IF WE DO NOT DEVELOP AND INTEGRATE THE COMPANIES WE ACQUIRE.

On February 8, 2001, we announced that we had signed a definitive agreement to acquire Quaartz Inc., a development stage company that specializes in advanced personalization technology. The acquisition is subject to various closing conditions. There can be no assurance that if and when this acquisition is completed, it will be effectively assimilated into our business. The integration of Quaartz will place a burden on our management and infrastructure. Such integration is subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, the difficulty associated with assimilating and integrating the personnel, operations and technologies of the acquired company, the potential disruption of our ongoing business, the maintenance of uniform standards, controls, procedures, and employees. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisition of Quaartz.

We may continue to pursue other acquisition opportunities. Acquisitions involve a number of special risks, including, but not limited to:

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

Accordingly, no assurances can be given that the future performance of our subsidiaries will be commensurate with the consideration paid to acquire these companies. If we fail to establish the needed controls to manage growth effectively, our consolidated operating results, cash flows and overall financial condition will be adversely affected.

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

OUR NEW PRODUCTS AND STRATEGIC PARTNERING RELATIONSHIPS MAY NOT BE SUCCESSFUL.

Our inUnison-TM- UC/UI product applications are designed to provide our customers with hosted unifying communications and unifying information solutions. Our inUnison-TM- applications will utilize CISCO Systems' unified communications platform, Unified Open Network Exchange("Uone"). While we believe that our inUnison-TM- applications running on the Uone platform will provide our customers with scaled, carrier grade IP-based solutions, we cannot assure you that our customers will accept or adopt them. Moreover, we will need to integrate our existing products and applications onto CISCO's Uone platform, together with various third party applications. These integration efforts could prove unsuccessful, and could result in product delays and cost overruns. We cannot assure you that CISCO or other software vendors whose software products we license or incorporate into our inUnison-TM- portal will continue to support their products. If these vendors discontinue their support, our business would be adversely affected.

Further, we expect to continue incurring substantial expenditures for equipment, systems, research and development, consultants and personnel to implement this new business model. As a result, our consolidated operating results and cash flows may be adversely affected, and we anticipate incurring a net loss for our fiscal year ended September 30, 2001. Although we believe that this new product offering will ultimately result in profitable operations, there can be no assurance that the implementation of our new business model will be successful.

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE US TO INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

With the launch of our new hosted inUnison-TM- business model, we have experienced a period of rapid growth and expansion that has placed, and continues to place, a significant strain on our resources. Indeed, our worldwide head count grew approximately 31% in the three months ended
December 31, 2000 and 121% in our fiscal year ended September 30, 2000.
Unless we manage this growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect production planning, managing headcount, or inaccurate financial reporting, either or all of which may result in unanticipated fluctuations in our consolidated operating results and adverse cash flow and financing requirements. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required among other things to:

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

The UC/UI market is in its infancy, and indeed we are one of the first companies in unified information. Despite very positive and upbeat forecasts by a number of leading industry analysts of the market potential for unified communications and unified information applications, we have not yet commenced providing our applications to our customers in a hosted service model. There is no assurance that our UC/UI applications will be adopted or, if adopted, that they will be successful in the marketplace. There is no assurance that our business model of offering our applications in a hosted, recurring revenue model will be successful. We may offer our UC/UI application in a license model to accommodate customer demand for non-hosted solutions. Our current business plan is a new plan, and to the extent that we fail to execute it successfully, compete with new entrants to this market space, or otherwise are unable to build the infrastructure necessary to provide such services to our customers, our results and cash flows will be negatively impacted and we could face serious needs for additional financing.

WE PRESENTLY GENERATE LEGACY VOICEMAIL SYSTEMS AND ENTERPRISE INFORMATION REVENUES.

For the three months ended December 31, 2000, legacy voicemail systems revenues (which includes customer premises equipment revenues) accounted for approximately 2.9% of Company's total revenues and 7.4% of our North American revenues. Revenue from the sales of enterprise information center products accounted for approximately 44.6% of our North America revenue for the three months ended December 31, 2000. The projected decline in our legacy business will have an adverse effect on our revenues and financial performance. Management believes that future revenues from legacy voicemail systems and enterprise information center products will steadily decline due to the introduction of inUnison-TM-. Our ability to transition our product sales to our UC/UI hosted, recurring revenue model will be critical to our future growth.

THE SALES CYCLE FOR OUR NEW HOSTED APPLICATIONS MAY BE LONG, AND WE MAY INCUR SUBSTANTIAL NON-RECOVERABLE EXPENSES OR DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR OR OCCUR WHEN ANTICIPATED.

The timing of our recurring revenues from our hosted inUnison-TM- unified communications and unified information applications is difficult to predict because we are launching a new business model and because the unified communications and unified information market is relatively new. Our success will depend in large measure on market demand and acceptance of these applications and technologies, our ability to create a brand for our applications and technologies, our ability to target and sell customers and to drive demand for our applications to their customers, our ability to develop pricing models and to set pricing for our applications, and our ability to build market share. We plan initially to provide our hosted applications to service providers such as wireless service providers (WSPs), internet service providers (ISPs), application service providers (ASPs) and competitive local exchange carriers (CLECs). We will need to create sales tools, service provider subscriber use models, methodologies and programs to work with our service provider customers to help devise cooperative advertising and sales campaigns to market and sell our inUnison-TM-applications to their customer. The sales process and sale cycle may vary substantially from customer to customer, and our ability to forecast accurately the sale opportunity for any customer, or to drive adoption of our inUnison-TM- applications in our customers' subscribers may be limited. There is no assurance that we will be successful in selling our applications or achieving targeted subscriber adoption, and our consolidated operating and cash flow requirements will be negatively impacted should we fail to achieve our targets within the time frames that we forecast.

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

WE RELY UPON OUR DISTRIBUTOR AND SUPPLIER RELATIONSHIPS.

Our current North American legacy operations depend upon the integration of hardware, software, and communications and data processing equipment manufactured by others into systems designed to meet the needs of our customers. Although we have agreements with a number of equipment manufacturers, a major portion of our revenues has been generated from the sale of products manufactured by three companies. We rely significantly on products manufactured and services provided by ADC Telecommunications, Inc., Baypoint Innovations, a division of Mitel, Inc., and Interactive Intelligence, Inc. Any disruption in our relationships with ADC Telecommunications, Inc., Baypoint Innovations, or Interactive Intelligence, Inc. would have a significant adverse effect on our business for an indeterminate period of time until new supplier relationships could be established. Our customers as well may decide not to purchase ADC products and solutions. Any interruption in the delivery of products by key suppliers would materially adversely affect our results of operations and financial conditions.

Some of our current suppliers may currently or, at some point, compete with us as we roll out our inUnison-TM- UC/UI applications. Any potential competition from our suppliers could have a material negative impact on our business and financial performance.

WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS.

We have serviced approximately 1,000 customers worldwide. However, the revenues from our two largest customers in the three months ended December 31, 2000 accounted for approximately 12.5% and 12.3% of total revenues. No other customer accounted for over 5% of total revenues during this period. This concentration of revenue has resulted in additional risk to our operations, and any disruption of orders from our largest customers would adversely affect on our results of operations and financial condition.

Infotel, our Singapore subsidiary, offers a wide range of infrastructure communications equipment products. It has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel is also a networking service provider, and manages data networks for various customers. Infotel's financial performance depends in part on a steady stream of revenues relating to the services performed for Rohde & Schwarz test instruments. Infotel's revenues constituted approximately 61.3% of our total revenues for the three months ended December 31, 2000. Any material change in our relationship with our manufacturers, including but not limited to Rohde & Schwarz, would materially adversely affect our results of operations and financial condition.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

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

With the launch of our inUnison-TM- UC/UI hosted applications, we anticipate a decline in our legacy business revenues and related gross margins as we focus on our UC/UI business. Any delays in the anticipated launch of our inUnison-TM-business plan, coupled with a decline in our legacy business, would have a significant adverse impact on our financial performance and financing requirements. We anticipate increasing competition in the unified messaging and unified communications markets.

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

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Infotel, our Singapore subsidiary, accounted for approximately 61.3% of our revenues for the three months ended December 31, 2000, and approximately 45.2% of our revenues for the fiscal year ended September 30, 2000. There are risks associated with our international operations, including, but not limited to:

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

We anticipate that the market for our inUnison-TM- UC/UI business will be global. We anticipate that we will be expanding our business operations for our UC/UI applications outside the United States, and project that we will launch our UC/UI business in Asia from our existing Singapore operations in our fiscal year 2001. However, we do not yet have established operations for our UC/UI applications outside of the United States, and our business could suffer material adverse results if we cannot build an international organization to launch our UC/UI applications outside of the United States in time to meet market demand or alternative solutions or standards.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS WILL HARM OUR ABILITY TO COMPETE.

We are in the process of filing for trademark and patent protection on selected product names, technologies and processes which we have developed, and we currently rely and have relied on general common law and confidentiality and non-disclosure agreements with our key employees to protect our trade secrets. We also have recently applied for trademark protection for the names Appiant Technologies and inUnison. Our success depends on our ability to protect our intellectual property rights. Our efforts to protect our intellectual property may not be sufficient against unauthorized third-party copying or use or the application of reverse engineering, and existing laws afford only limited protection. In addition, existing laws may change in a manner that adversely affects our proprietary rights. Furthermore, policing the unauthorized use of our product is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

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

FLUCTUATIONS IN OPERATING RESULTS COULD CONTINUE IN THE FUTURE.

Our operating results may vary from period to period as a result of the length of our sales cycle, purchasing patterns of potential customers, the timing of the introduction of new products, software applications and product enhancements by us and our competitors, technological factors, variations in sales by distribution channels, timing of stocking orders by resellers, competitive pricing, and generally nonrecurring system sales. For our legacy business, sales order cycles have ranged generally from one to twelve months, depending on the customer, the type of solution being sold, and whether we will perform installation, integration and customization services. The period from the execution of a purchase order until delivery of system components to us, assembly, configuration, testing and shipment, may range from approximately one to several months. These factors may cause significant fluctuations in operating results in the future. The sales order cycle for our inUnison-TM- UC/UI applications in a hosted services model can only be projected at this time as we are presently negotiating our first contracts with prospective customers. To the extent that we do not sign up customers to our inUnison-TM- UC/UI applications according to our plan, our financial performance and results from operations could suffer.

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

WE ARE HEADQUARTERED IN CALIFORNIA, AND WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH THE LOSS OF ELECTRIC POWER.

The State of California has recently been subject to rolling blackouts of electrical power associated with lack of adequate electric power, power generation, and power reserves. In the Silicon Valley area where we are headquartered, the California Independent Service Operator ("Cal-ISO") that regulates much of the State's power and power grid has declared numerous stage 3 alerts that have resulted in unannounced rolling power blackouts throughout the San Francisco and greater Silicon Valley areas. While we plan to host our applications in "class 5" data centers located outside the State of California that should provide for uninterrupted production and service delivery of our applications to our customers, any disruption in electrical power in California where we operate, or the continued uncertainty surrounding unannounced power blackouts, could have a material adverse impact on our operations.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates to our short term investments and line of credit. At December 31, 2000, our cash and cash equivalents consisted of demand deposits and commercial paper held by large institutions in the U.S. As of December 31, 2000 there was no balance outstanding under the line of credit. We believe that a 10% change in the long-term interest rates would not have a material effect on our consolidated financial condition, results of operations or cash flows.

Foreign Currency Risk. All of our non-U.S. operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure in part through forward exchange contracts to hedge firm purchase commitments that expose the Company to risk as a result of fluctuations in foreign currency exchange rats. We do not otherwise hold or issue derivative financial instruments for trading or speculative purposes. Hedge accounting was only applied if the derivative reduced the risk of the underlying hedged item and was designated at inception as a hedge. Derivatives are measured for effectiveness both at inception and on an ongoing basis. Exchange contracts outstanding at December 31, 2000 had notional amounts of $439,000 million, which approximates fair value, and mature in June 2001.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In 2000, we instituted arbitration proceedings against one of our customers for breach of contract totaling approximately $610,000, of which the customer had paid us approximately $276,000. The Company is vigorously pursuing this arbitration matter seeking specific performance and full payment for amounts outstanding.

In December 2000, a former employee filed suit against the Company for wrongful termination in the Superior Court of Alameda County, State of California. The former employee is seeking monetary damages. We believe the suit is without merit and are defending it vigorously.

In 1999, the Company retained a professional services firm and agreed to issue a warrant for the purchase of 30,000 shares of the Company's common stock, at a price of $8.3438 per share, as partial compensation for the services rendered, provided certain conditions were met. The conditions were met in February 2000 but the warrant was not issued until November 28, 2000. The warrant holder contends that the Company delayed unreasonably in issuing the warrant and thereby deprived him of the right to sell the underlying shares at a profit. The Company and the warrant holder are engaged in discussions aimed at resolving the issue. No lawsuit has been filed.

The Company is not subject to any other material litigation nor, to its knowledge, is other litigation threatened against it.

The costs and other effects (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results. Management believes, however, that the ultimate outcome of any and all pending litigation and other matters should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 24, 2000, we issued 120,000 warrants to purchase shares of common stock to Kedrick Investments Limited ("Kedrick") in lieu of providing Kedrick with a minimum aggregate drawdown commitment pursuant to the common stock purchase agreement entered into on May 24, 2000 in a transaction exempt from registration under Section 4(2) (as defined below). The warrants are immediately exercisable and expire three years from the date of issuance. The warrant exercise price on the date of issuance was $20.82 per share, and was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for securing a waiver from Kedrick allowing us to issue Series B Preferred Stock to other investors.

Pursuant to the equity line agreement entered into on May 24, 2000, we requested that the investment corporation purchase $1.5 million of our common stock and this purchase is expected to be completed by the end of February 2001. This purchase is exempt from registration under Section 4(2) as defined below.

In October 2000, we sold 87,620 shares of our Series B Preferred Stock to U.S. accredited investors for $100 per share, for aggregate gross proceeds of $8,762,000 in a transaction exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended ("Section 4(2)"). In connection with this issuance, the Company also issued to its investment bankers warrants to acquire 75,000 shares of its Common Stock at an exercise price of $13.50 per share. Holders of the Series B Preferred Stock are entitled to a non-cumulative 5% per annum dividend, payable quarterly in arrears, when, if and as declared by our Board of Directors, which may be paid in cash or shares of our Common Stock, in our sole discretion. Each share of Series B Preferred Stock is immediately convertible into shares of our Common Stock at the lesser of (i) $13.50 per share or (ii) 90% of the average closing bid prices for the 10 trading days immediately preceding the date of conversion, provided, that such conversion price shall not be less than $10.00. At any time after the third anniversary of the Closing, we may require the holders of the Series B Preferred Stock to convert. Shares of our Common Stock may be resold pursuant to a Form S-3 shelf registration statement that we will file. As of February 13, 2000, 86,120 preferred shares have been converted into 861,200 shares of the Company's common stock.

On November 28, 2000, we issued warrants to purchase 30,000 shares of common stock to a professional services firm in consideration for certain services rendered to us in a transaction exempt from registration under Section 4(2). The warrants are immediately exercisable until November 28, 2005. The exercise price per share of this warrant is $8.3438.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
        EXHIBIT NUMBER                    DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
              4.34      Warrant dated November 28, 2000 issued to Jack T.
                        Zahran (1)
--------------------------------------------------------------------------------
              10.61     Series B Preferred Stock Purchase Agreement dated
                        as of October 31, 2000, by and between NHancement
                        Technologies Inc. and certain investors. (2)
--------------------------------------------------------------------------------
              10.62     Shelf Registration Agreement dated as of October
                        31, 2000, by and between NHancement Technologies
                        Inc. and certain investors. (2)
--------------------------------------------------------------------------------
              10.63     Master Agreement to lease equipment entered into
                        as of July 25, 2000 with Hewlett-Packard.
-------------------------------------------------------------------------------

(1) Incorporated by reference to the identically numbered exhibit in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on January 12, 2001.

(2) Incorporated by reference from Issuer's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000.

(b)       Reports on Form 8-K

On November 13, 2000, we filed a report on Form 8-K with regard to our Series B Preferred Stock Purchase Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2001                  NHANCEMENT TECHNOLOGIES INC.


                                     By:  /s/ DOUGLAS S. ZORN
                                          --------------------------------------
                                          Douglas S. Zorn
                                          President and Chief Executive Officer