Form 10QSB/A
period 2000-03-31
APPIANT TECHNOLOGIES INC
filed 2001-05-21
CIK 1025985

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 QSB/A

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

COMMISSION FILE NUMBER 0 21999

NHANCEMENT TECHNOLOGIES INC.

(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE 84 1360852

(State or other jurisdiction of (I.R.S. Employer Identification No.)

incorporation or organization)

6663 OWENS DRIVE,

PLEASANTON, CALIFORNIA 94588

(Address of principal executive offices)

(925) 251 3200

(Issuer s telephone number)

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

During the course of the year end financial audit process for the fiscal year ended September 30, 2000, Nhancement Technologies Inc. ("Nhancement" or the "Company") recorded certain adjustments to its previously reported interim results. The most significant of the adjustments affecting the quarterly period ended March 31, 2000 is the recalculated stock based compensation related to net exercise warrants issued to the Company s directors and warrants granted to certain non employees. Consistent with variable accounting requirements the Company has "marked to market" the net change in the value of the warrants for the second quarter ended March 31, 2000. The restatement has increased stock based compensation charges by $1,836,000 in the second quarter ended March 31, 2000.

Additionally, the Company adjusted the purchase accounting related to its Triad acquisition based on a formal valuation. The shares issued in the acquisition were revalued and the increase of $416,000 was allocated $206,000 to Assembled Workforce, $250,000 to Goodwill and a reduction of $40,000 in Capitalized Software.

As a result of the adjustments recorded by the Company, we have revised our reported results of operations for the quarter ended March 31, 2000. This Form 10 QSB reflects the effects of these adjustments.

The following items are amended hereby:

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management s Discussion and Analysis of Financial Condition and

Results of Operations

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8 K

This report continues to speak as of the date of the original filing of the Form 10 QSB for the quarter ended March 31, 2000, and we have not updated the disclosure in this report to speak to any later date.

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

NHANCEMENT TECHNOLOGIES INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)
March 31,
2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,103,800
Restricted cash	308,100
Funds held in escrow	791,100
Accounts receivable, net of allowance for doubtful accounts of $176,400	8,638,200
Inventory	1,955,300
Notes receivable from related parties	546,800
Prepaid expenses and other	318,300
TOTAL CURRENT ASSETS	14,661,600
Property and equipment, net	1,771,500
Capitalized software	7,180,300
Goodwill and other intangible assets, net	2,868,600
Other assets	160,600
TOTAL ASSETS	$ 26,642,600
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Lines of credit	$ 1,673,600
Accounts payable	5,067,900
Accrued liabilities	2,249,200
Deferred revenue	2,250,700
Income tax payable	140,000
Loan note from third party	1,280,100
Capital lease obligations, current portion	169,600
TOTAL CURRENT LIABILITIES	12,831,100
Capital lease obligations, net of current portion	254,200
TOTAL LIABILITIES	13,085,300
STOCKHOLDERS EQUITY
Common stock	106,900
Additional paid in capital	33,317,500
Accumulated deficit	(19,660,000)
Accumulated other comprehensive loss	(207,100)
TOTAL STOCKHOLDERS EQUITY	13,557,300
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 26,642,600

See notes to condensed consolidated financial statements.

NHANCEMENT TECHNOLOGIES INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	1999	2000	1999	2000

Net Revenues	$ 5,714,600	$ 9,002,200	$ 8,976,500	$17,342,800
Cost of sales	3,679,700	5,739,200	5,911,000	11,563,500

GROSS PROFIT	2,034,900	3,263,000	3,065,500	5,779,300

OPERATING EXPENSES
Selling, general and administrative	1,710,800	4,365,300	3,992,900	6,868,000
Restructuring charges	189,000		189,000
Goodwill amortization	110,700	159,400	221,200	318,700

TOTAL OPERATING EXPENSES	2,010,500	4,524,700	4,403,100	7,186,700

INCOME (LOSS) FROM OPERATIONS	24,400	(1,261,700)	(1,337,600)	(1,407,400)
OTHER INCOME (EXPENSE)
Interest income	11,300	75,800	22,500	113,000
Interest expense	(32,400)	(171,300)	(97,600)	(286,100)
Other	18,600	75,400	18,600	12,000

Total other expense	(2,500)	(20,100)	(56,600)	(161,100)
Income (loss) before income tax	21,900	(1,281,800)	(1,394,200)	(1,568,500)
Provision for income tax		86,400		123,800

NET INCOME (LOSS)	21,900	(1,368,200)	(1,394,200)	(1,692,300)
Preferred dividends	(3,400)		(6,800)	(2,400)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$ 18,500	$(1,368,200)	$(1,401,000)	$(1,694,700)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$	$ (0.13)	$ (0.24)	$ (0.19)
SHARES USED IN PER SHARE CALCUATIONS BASIC	5,800,200	10,186,900	5,769,400	8,815,700
SHARES USED IN PER SHARE CALCUATIONS DILUTED	6,497,500	10,186,900	5,769,400	8,815,700

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$ 21,900	$(1,368,200)	$(1,394,200)	$(1,692,300)
Other comprehensive income (loss)
Translation gain (loss)	(107,700)	(66,900)	(76,500)	1,500

COMPREHENSIVE LOSS	$ (85,800)	$(1,435,100)	$(1,470,700)	$(1,690,800)

See notes to condensed consolidated financial statements.

NHANCEMENT TECHNOLOGIES INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

AND COMPREHENSIVE LOSS

(UNAUDITED)

	Preferred Stock		Common Stock
	Par Value		Par Value
	Shares	Amount	Shares	Amount

Balance, September 30, 1999	11,300	$854,800	8,219,700	$82,200
Common Stock and warrants issued for Trimark, Inc. acquisition			750,000	7,500
Common Stock issued for SVG Software acquisition			250,000	2,500
Preferred Shares converted into common stock	(11,300)	($854,800)	1,056,500	10,300
Dividends on preferred stock converted to common shares			23,700	200
Exercise of warrants for common Stock			417,700	4,200
Stock based compensation for the issuance of warrants to:
Employees
Other third parties
Net loss
Translation gain
Balance, March 31, 2000			$10,717,600	$106,900

See notes to condensed consolidated financial statements.

Additional		Cumulative
Paid In	Accumulated	Translation
	Capital	Deficit	Loss	Total
Balance, September 30, 1999	$24,472,800	($17,965,300)	($208,600)	$7,235,900
Common Stock and warrants issued for Trimark, Inc. acquisition	3,452,500			3,460,000
Common Stock issued for SVG Software acquisition	2,175,000			2,177,500
Preferred Shares converted into common stock	844,500
Dividends on preferred stock converted to common shares	24,000	(2,400)		21,800
Exercise of warrants for common Stock	165,200			169,400
Stock based compensation for the issuance of warrants to:
Employees	2,082,700			2,082,700
Other third parties	100,800			100,800
Net loss		(1,692,300)		(1,692,300)
Translation gain			1,500	1,500
Balance, March 31, 2000	$33,317,500	($19,660,000)	($207,100)	$13,557,300

See notes to condensed consolidated financial statements.

NHANCEMENT TECHNOLOGIES INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)
	Six Months Ended
	March 31,
	1999	2000
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(1,394,200)	$(1,692,300)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation and amortization	202,000	208,400
Amortization of goodwill	221,200	343,200
Loss (gain) on sale of fixed assets	(11,600)	1,000
Stock based compensation	34,700	2,183,500
Other	10,600	11,000
Changes in operating assets and liabilities:
Accounts receivable	85,500	(2,945,300)
Inventory	(20,900)	(364,600)
Prepaid expenses and other	11,400	(67,000)
Other assets	221,500	(112,300)
Income tax payable	(86,800)	90,000
Accounts payable and other current liabilities	907,900	1,415,000
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	181,300	(929,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	112,700	(120,000)
Repayment of note receivable from related party	12,100
Proceeds on sale of property and equipment	116,000	17,000
Cash acquired in connection with purchase of Trimark, Inc.		44,700
Capitalization of software development costs		(240,100)
Purchase of property and equipment	(178,800)	(375,800)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	62,000	(674,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Funds in escrow		(791,100)
Borrowing under line of credit	5,550,200	9,213,400
Repayment under line of credit	(4,989,100)	(8,079,500)
Proceeds from note payable		950,000
Proceeds from warrants and options exercised for common stock		169,400
Principal payments on capital lease	(16,400)	(63,100)
Principal payment on notes payable	(700,800)	(2,100)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(156,100)	1,397,000
Effect of exchange rate changes on cash	(53,000)	(18,700)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,200	(225,300)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$ 1,677,200	$ 2,329,100
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,711,400	$ 2,103,800

Supplemental Data:
Interest paid	$ 134,400	$ 139,500
Income taxes paid	$	$ 6,100

See notes to condensed consolidated financial statements.

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

In the six months ended March 31, 2000, property and equipment additions of $341,900 were financed by capital lease obligations. In December 1999, the Company accepted cabling and wiring improvements of $53,200 made to its leased office by a related party in lieu of payment on a note due from this related party.

During the six months ended March 31, 1999, property and equipment additions of $127,400 were financed by capital lease obligations.

During the three months ended March 31, 2000, the Company completed its acquisition of Trimark Inc. in exchange for 750,000 shares of its Common Stock and warrants to purchase 250,000 shares of the Company s Common Stock for a total purchase price of $3,460,000.

During the six months ended March 31, 2000, 11,300 shares of preferred stock were converted into common stock with a total value of $854,800 and an equity dividend of $21,800 which was converted into 23,700 shares of common stock.

During the three months ended March 31, 2000, the Company completed its acquisition of certain assets of SVG Software Services, Inc. in exchange for 250,000 shares of the Company s Common Stock for a total purchase price of $2,129,000.

NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1999 AND 2000

(UNAUDITED)

1. ORGANIZATION

NHancement Technologies Inc., a Delaware corporation ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company. The business of NHancement is conducted by its operating company subsidiaries: NHancement Technologies North America, Inc. ("NHAN NA", formerly Voice Plus, Inc.), Infotel Technologies Pte Ltd ("INFOTEL"), NHancement Technologies Software Group, Inc. ("NHAN SWG") and, commencing in January 2000, NHancement Acquisition Corp., formerly Trimark Incorporated ("Trimark"). NHAN NA, a California corporation headquartered in Fremont, California, is a systems integrator and national distributor of voice processing and multimedia messaging equipment. INFOTEL, a Singapore corporation acquired on June 22, 1998 is (i) a systems integrator of infrastructure data communications equipment, turnkey project management services, and radar systems; and (ii) a provider of test measuring systems. NHAN SWG, a California corporation, was recently created upon the acquisition of certain software assets from Eastern Systems Technology, Inc., and is engaged in software product development. TRIMARK, a California corporation headquartered in San Diego that designs, manufactures and markets profile selling software products to corporate clients, was acquired by the Company following the end of the first fiscal quarter. Accordingly, the consolidated financial statements include the results of operations from NHancement and its NHAN NA and Infotel subsidiaries for both periods presented and those of NHAN SWG for the three and six months ended March 31, 2000.

2. FINANCIAL STATEMENT PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

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

In the opinion of management of NHancement Technologies Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 2000 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 1999 and 2000. These adjustments represent normal recurring items.

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

During the course of the year end financial audit process for the fiscal year ended September 30, 2000, the Company recorded certain adjustments to its previously reported interim results. The most significant of the adjustments affecting the quarterly period ended March 31, 2000 is the recalculated stock based compensation related to net exercise warrants issued to the Company s directors and warrants granted to certain non employees. Consistent with variable accounting requirements the Company has "marked to market" the net change in the value of the warrants for the second quarter ended March 31, 2000. The restatement has increased non cash compensation charges by $1,836,000 in the second quarter ended March 31, 2000.

Additionally, the Company adjusted the purchase accounting related to its Triad acquisition based on a formal valuation. The shares issued in the acquisition were revalued and the increase of $416,000 was allocated $206,000 to Assembled Workforce, $250,000 to Goodwill and a reduction of $40,000 in Capitalized Software.

As a result of the adjustments recorded by the Company, we have revised our reported results of operations for the quarter ended March 31, 2000 as follows:

	Three Months Ended
	March 31, 2000
	As Reported	As Restated

Total Assets	$26,122,200	$26,642,600
Total Liabilities	12,685,000	13,085,300
Net Revenue	9,002,200	9,002,200
Gross Profit	3,263,000	3,263,000
Net income (loss)	502,700	(1,368,200)
Basic and diluted net income (loss) per share	$ 0.05	$ (0.13)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standard Board issued Statement of Financial Standard No.133 "Accounting for Derivative Instruments and Hedging Activities"("FAS 133") which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure them at fair market value. If certain conditions are met, a derivative may be specially designated as a hedge, the objective of which is to match the timing of gain or loss recognition of the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. FAS 133 is effective for all fiscal years beginning after June 15, 2000, and the Company will not be adopting FAS 133 until fiscal year 2001. Historically, the Company has not entered into derivative contracts for speculative purpose. In the current quarter, the Company did enter into, through its INFOTEL Technologies Pte Ltd ("INFOTEL") subsidiary, a derivative contract for trade hedging purpose. In light of its recent acquisition of INFOTEL, management may enter into derivative contracts to hedge its foreign currency risk in the future. The Company is currently assessing the impact that the adoption of FAS 133 will have on our results of operations or financial position.

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98 9 "Modification of SOP 97 2, "Software Revenue Recognition" and the Company has adopted the statement for all applicable transactions. The adoption of this statement did not have a material impact on the Company s operating results, financial position or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. The Company has considered the guidance under the provisions of SAB 101 for its fiscal year 2000, and also believes that its current policies are in compliance.

4. WARRANTS

In December 1999, the Company issued warrants to purchase 50,000 shares of its Common Stock to an independent consultant and warrants to purchase 150,000 shares and 175,000 shares of its Common Stock to its outside advisors, all for services rendered, with an exercise price of $3.43 per share. The Company valued these warrants using the Black Scholes option pricing model and the following assumptions: contractual term of one to two years, a risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 142%. The fair value of $100,800 was expensed during six months ended March 31, 2000.

During the six months ended March 31, 2000, the Company issued warrants to the President and Chief Executive Officer to purchase 100,000 shares of its Common Stock and warrants to the Company s Board members to purchase 100,000 shares of Common Stock at $3.43 per share, all of which were fully exercisable. Under the terms of the warrant agreements, upon exercise of the warrant, the warrant holders can pay the exercise price by having the Company issue the number of shares under the warrant less the number of shares having a fair value on the date exercised equal to the exercise price. As a result, the Company has used variable accounting to account for these awards and has recorded $1,875,000 of stock based compensation related to the warrants during three months ended March 31, 2000. The stock based compensation will continue to be remeasured each reporting period until the awards are exercised or cancelled.

At March 31, 2000, the following warrants to purchase the Company s common stock were outstanding, all of which were exercisable:

EXPIRATION DATE	SHARES UNDER WARRANTS	EXERCISE PRICE
December 10, 2000	566,700	$3.43
January 30, 2001	193,700	4.80
February 3, 2001	130,600	4.80
December 10, 2001	50,000	3.43
February 3, 2002	50,000	4.80
December 10, 2001	3,600	1.53
December 1, 2002	250,000	1.53
August 4, 2004	170,000	2.37
Total	1,414,600

5. FINANCING ACTIVITIES

The Company s INFOTEL subsidiary has completed a line of credit agreement providing for banking facilities up to SGD3.5 million (approximately USD2.0 million) bearing interest at the Singapore prime rate plus 1.25%, collateralized by the assets of the subsidiary and the Company s guarantee. There were no outstanding balances as of March 31, 2000.

The Company received $950,000 as a loan from third parties in March 2000. In April 2000, the Company repaid $100,000. The Company is in the process of finalizing the terms and conditions of the loan.

6. BUSINESS AND ASSET ACQUISITIONS

On January 21, 2000, the Company completed its acquisition of all of the outstanding shares of common stock of Nhancement Enterprise Software Solutions, Inc., dba Triad Marketing, formerly Nhancement Acquisition Corporation, being the surviving corporation that was merged with Trimark Incorporated ("TRIMARK"), Triad in exchange for approximately 750,000 shares of Common Stock of the Company, and warrants to purchase 250,000 shares of the Company s Common Stock at an exercise price of $1.53 per share. The transaction was structured as a tax free reorganization. The purchase agreement provides that in the event that the average closing price of NHancement Common Stock for the five consecutive trading days ending on the trading day immediately prior to the first anniversary and second anniversary of the transaction s closing (the "Valuation Formula") falls below $4.00, the Triad shareholders are entitled to additional consideration either in cash or Nhancement Common Stock, at the Company s option. On the first anniversary date, Triad shareholders are entitled to additional consideration equal to one half of the unregistered shares of the Company s Common Stock that they still own plus all of the registered shares of the Company s Common Stock that they still own, multiplied by the lesser of (i) $4.00 minus the Valuation Formula, or (ii) $2.50. At the second anniversary date, the Triad shareholders are entitled to additional consideration of equal to 250,000 unregistered shares owned by the Triad shareholders multiplied by the lesser of (i) $4.00 minus the Valuation Formula, or (ii) $2.50. As the guaranteed price of $4.00 per share was in excess of the fair value of the Company s common stock two days before and after the announcement of the acquisition on December 10, 1999, the common stock issued was valued at $4.00 per share or $3,000.000. The warrants issued to purchase the Company s common stock were estimated at $460,000 using the Black Scholes option pricing model using the following assumptions: expected volatility of 90%, weighted average risk free interest rate of 6%, term of 3 years and no expected dividends. The acquisition has been accounted for as a purchase, which means the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The results of operations of Triad have been included with the Company s results of operations since January 21, 2000, the date of acquisition. The total purchase price of $3,460,000 was allocated based on establish valuation techniques used in the software industry as follows:

As of March 31, 2000, the purchase price of TRIMARK and the net assets acquired recorded in connection with the TRIMARK acquisition are summarized as follows:

Common Stock	750,000 shares and 250,000 warrants subject to share price guarantee	$3,460,000
Net assets acquired consists principally of the following:
	Tangible assets, primarily Cash, accounts receivable and property and equipment	$11,000
	Software asset	3,325,000
	Assembled workforce	206,000
	Goodwill	250,000
	Liabilities assumed	(332,000)
		$3,460,000

On February 4, 2000, the Company completed its acquisition of certain assets of SVG Software Services, Inc. ("SVG") pursuant to the Plan and Agreement of Reorganization between NHancement and SVG. The transaction was structured as a tax free reorganization. Under terms of the Agreement, The Company acquired all rights to SVG s intellectual property, primarily software, and the right to use its corporate name in exchange for 250,000 shares of the Company s Common Stock valued at $2,178,000, calculated based on the average of the share price two days before and after the announcement date on February 4, 2000. The purchase allocation price was allocated to software and goodwill of $2,129,000 and $49,000, respectively. The software was acquired for internal use for the Company s hosted internet inUnison TM portal service applications and was capitalized. Amortization of the software will commence when the hosted internet portal is substantially complete and ready for its intended use.

On February 4, 2000, the Company acquired all the shares of Enhancement Technologies (India) Pte. Ltd. ("NHAN INDIA") a company incorporated in Chennai, India that engages in the business of web design and software products development for a cash payment of $50,000. The results of NHAN INDIA have been excluded from the pro forma financial data presented below as the acquisition closed on April 4, 2000.

The condensed unaudited pro forma statements of operations combine the results of operations of the Company and TRIMARK for the six months ended March 31, 2000 and March 31, 1999, as if the acquisition had occurred at the beginning of the period, after giving effect to certain adjustments including amortization of goodwill and interest expense on notes payable to related parties. The following unaudited pro forma summary does not necessarily reflect the results of operations as they would have been had the TRIMARK acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of the results of operations for any future period.

	UNAUDITED PRO FORMA SIX MONTHS ENDED March 31, 1999	UNAUDITED PRO FORMA SIX MONTHS ENDED March 31, 2000
Net revenues	$9,809,300	$17,761,600
Net (loss) income	($1,430,800)	($1,823,900)
Net (loss) income per common share Basic and diluted	($0.22)	($0.19)
Shares used in per share calculations Basic and diluted	6,519,500	9,460,500

7. NET INCOME (LOSS) PER SHARE

Net income (loss) per share were computed under the provisions of SFAS 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	THREE MONTHS ENDED MARCH 31,		SIX MONTHS ENDED MARCH 31,
NET INCOME (LOSS) NUMBERATOR	1999	2000	1999	2000
Net income (loss)	$21,900	($1,368,200)	($1,394,200)	($1,692,300)
Preferred stock dividends	(3,400)		(6,800)	(2,400)
Net income (loss) available to common stockholders Basic	$18,500	($1,368,200)	($1,401,000)	($1,694,700)
Net income (loss) available to common stockholders Diluted	$21,900	($1,368,200)	($1,401,000)	($1,694,700)
COMMONS SHARES DENOMINATOR
Weighted average common shares used in net income (loss) per share calculation Basic	5,800,00	10,186,900	5,769,400	8,815,700
Options and warrants	23,900	2,945,000	218,219	1,901,200
Convertible preferred stock	496,200	10,300		224,800
Other	177,200			4,200
Weighted average common shares used in net income (loss) per share calculation Diluted	6,497,500	10,186,900	5,769,400	8,815,700

Options and warrants to purchase common stock, preferred stock convertible into common stock and other anti dilutive securities were not included in the computation of diluted net loss per share for the six months ended March 31, 1999 and the three and six months ended March 31, 2000 as the effect would be anti dilutive.

8. SEGMENT REPORTING

NHancement s reportable operating segments include Nhancement Technologies North America, Inc. ("NHAN NA", formerly Voice Plus, Inc.), INFOTEL and Nhancement Technologies Software Group, Inc. ("NHAN SWG"). NHAN NA, operating in the United States, is a systems integrator and distributor of voice processing equipment, which includes equipment installation, technical support and ongoing maintenance. NHAN NA derives substantially all of its revenues from sales in the United States. INFOTEL is a provider and integrator of infrastructure communications equipment products operating in Singapore, providing radar system integration, turnkey project management services and test instrumentation. INFOTEL derives substantially all of its revenue from sales in Asia. NHAN SWG was formed late in fiscal year 1999 to internally develop and sell integration and application software products. TRIMARK, headquartered in San Diego and acquired on January 21, 2000, designs, manufactures and markets profile selling software products to corporate clients. NHAN INDIA, a company based in Chennai, India that engages in the business of web designs and software products development has been excluded from segmental reporting as the expenses for the three months ended March 31, 2000 were insignificant. Corporate expenses have been charged to the Company under the heading "OTHER."

Financial information for these segments includes the following:
THREE MONTHS ENDED MARCH 31, 2000	NHAN NA	INFOTEL	NHAN SWG	TRIMARK	OTHER	TOTAL
Net revenue from external customers	$5,792,500	$2,764,200	$445,500			$9,002,200
Net income (loss)	685,200	309,600	(92,200)	7,200	(2,278,000)	($1,368,200)
Total assets (including goodwill)	8,334,500	8,694,300	1,823,400	3,981,700	3,808,700	$26,642,600
THREE MONTHS ENDED MARCH 31, 1999	NHAN NA	INFOTEL	NHAN SWG	TRIMARK	OTHER	TOTAL
Net revenue from external customers	$3,637,100	$2,077,500				$5,714,600
Net income (loss)	576,900	50,600			(605,600)	21,900
Total assets (including goodwill)	3,848,400	7,666,400			458,300	$11,973,100
SIX MONTHS ENDED MARCH 31, 2000	NHAN NA	INFOTEL	NHAN SWG	TRIMARK	OTHER	TOTAL
Net revenue from external customers	$10,335,100	$6,562,200		$445,500		$17,342,800
Net income (loss)	939,800	572,500	(148,100)	7,200	(3,063,700)	($1,692,300)
Total assets (including goodwill)	8,334,500	8,694,300	1,823,400	3,981,700	3,808,700	$26,642,600
SIX MONTHS ENDED MARCH 31, 1999	NHAN NA	INFOTEL	NHAN SWG	TRIMARK	OTHER	TOTAL
Net revenue from external customers	$5,034,000	$3,942,500				$8,976,500
Net income (loss)	33,700	239,600			(1,667,500)	($1,394,200)
Total assets (including goodwill)	3,848,400	7,666,400			458,300	$11,973,100

9. SUBSEQUENT EVENTS

On June 6, 2000, the Company exercised its right under the terms of the Infotel Purchase and Sale Agreement to repurchase 216,500 shares of its common stock at a price of approximately $3.65 per share from the former Infotel stockholders. The reacquired shares were originally issued to the Infotel stockholders in connection with the Company s acquisition of Infotel in June 1998.

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NHancement Technologies Inc. ("NHancement" or the "Company") is a unified communication solution company that integrates and distributes voice and data processing equipment and telecommunications systems in the United States and Asia.

The Company s condensed consolidated financial statements include the results of the Company and four of its operating subsidiaries: Nhancement Technologies North America, Inc. ("NHAN NA" formerly Voice Plus, Inc.), INFOTEL Technologies (Pte) Ltd ("INFOTEL"), NHancement Technologies Software Group, Inc. ("NHAN SWG") and Nhancement Acquisition Corp. (formerly, Trimark Incorporated, "TRIMARK" ). The condensed consolidated financial statements contain results of operations from NHancement and its NHAN NA, INFOTEL subsidiaries for all periods presented, and those of NHAN SWG for the three and six months ended March 31, 2000, and those of TRIMARK for the period from January 21, 2000 to March 31, 2000.

Certain statements contained in this Report, including, without limitation, statements containing the words "believes," anticipates," "may," "intends," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward looking statements to be substantially different from those predicted. The factors that could affect our actual results include the following:

  general economic and business conditions, both nationally and in the regions in which we operate competition
  changes in business strategy or development plans
  delays in the development or testing of our products
  technological, manufacturing, quality control or other problems that could delay the sale of our products our inability to obtain appropriate licenses from third parties, protect our trade secrets, operate without infringing upon the proprietary rights of others, or prevent others from infringing on our proprietary rights our inability to obtain sufficient financing to continue to expand operations changes in demand for products by our customers

Certain of these factors are discussed in more detail elsewhere in this Report, including under the caption "Risks Factors".

We do not undertake any obligation to publicly update or revise any forward looking statements contained in this Report or incorporated by reference, whether as a result of new information, future events or otherwise. Because of these risks and uncertainties, the forward looking events and circumstances discussed in this Report might not transpire.

GENERAL

Management s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this second quarter report on Form 10 QSB should be read in conjunction with the Company s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 1999 Annual Report on Form 10 KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

The following table shows results of operations, as a percentage of net sales, for the three and six month periods ended March 31, 2000 and March 31, 1999:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	1999	2000	1999	2000
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.4%	63.8%	66.2%	66.7%
Gross profit	35.6%	36.2%	33.8%	33.3%
Restructuring, selling, general and administrative	33.2%	48.5%	46.2%	39.5%
Amortization of goodwill and Other intangibles	1.9%	1.8%	2.5%	1.8%
(Loss) income from operations	0.4%	(14.1%)	(14.9%)	(8.0%)
Other income (expense)	0.0%	(0.2%)	(0.6%)	(1.0%)
(Loss) income from operations before income taxes	0.4%	(14.3%)	(15.5%)	(9.0%)
Provision for income tax	0.0%	1.0%	0.0%	0.7%
Net income (loss)	0.4%	(15.3%)	(15.5%)	(9.7%)

Revenues

Company revenue for the quarter ended March 31, 2000, increased $3.3 million or 57.5% to $9.0 million for the three months ended March 31, 2000 as compared to $5.7 million for the same period in 1999. On a year to date basis, the Company revenues increased by 93.2% or $8.3 million from $9.0 million during the six months ended March 31, 1999 to $17.3 million during the six months ended March 31, 2000. The increases in revenues for the three and six months ended March 31, 2000, were due primarily to: (i) increased INFOTEL revenues associated with test and measurement equipment in the quarter ended March 31, 2000 and the six months ended March 31, 2000, and (ii) increased NHAN NA legacy systems sales for quarter ended March 31, 2000.

NHAN NA s net revenue on a stand alone basis increased 61.1% or $2.2 million from $3.6 million for the three months ended March 31, 1999 to $5.8 million for the three months ended March 31, 2000. On a year to date basis, NHAN NA s net revenue increased by 106 % or $5.3 million from $5.0 million for the six months ended March 31, 1999 to $10.3 million for the six months ended March 31, 2000. The increase in NHAN NA revenues came from increased enterprise information center product sales as well as legacy system sales within its existing customer base and from new customers.

Revenues for the Company s INFOTEL subsidiary located in Singapore on a stand alone basis increased 33.3% from $2.1 million at March 31, 1999, to $2.8 million for the same period in 2000. On a year to date basis, revenues grew by 60.1% from $ 4.1 million for the six months ended March 31, 1999 to $6.6 million for the six months ended March 31, 2000. The increase in revenues occurred within the test instrument products and networking business segments due to high demand from key customers.

The Company s TRIMARK subsidiary acquired on January 21, 2000, added revenues of $0.5 million for the quarter ended March 31, 2000, from profile selling software products to corporate clients. On a stand alone pro forma basis, TRIMARK s net sales for the second quarter increased by 25% from $0.4 million in March 31, 1999, to $0.5 for the same period in 2000. On a year to date pro forma basis, revenues are up 12.5% from $0.8 million to $0.9 million. The increases were derived from marketing communication information files ("MCIF") sales.

Backlog for the Company products decreased to $4.0 million at March 31, 2000 as compared to $5.3 million for the quarter ended December 31, 1999. NHAN NA s order backlog decreased slightly from $2.4 to $2.2 million and INFOTEL s backlog decreased substantially to $1.3 million at March 31, 2000 from $2.4 million at December 31, 1999. Backlog for NHAN SWG as of March 31, 2000 was about $0.5 million and TRIMARK s backlog was insignificant for the quarter ended March 31, 2000.

Gross Margin

Company gross margins for the three months ended March 31, 2000, increased slightly to 36.2% as compared to the 35.6% for same period in 1999. For the six months ended March 31, 1999 and 2000, the Company gross margin remained constant in the 33.3% to 33.8% range. NHAN NA s gross margin on a stand alone basis decreased slightly from 37.9% to 36.7% for the quarter ended March 31, 2000, as compared to the same period of 1999. For the six months ended March 31, 2000, NHAN NA s gross margin improved from 34.6% for the period ended March 31, 1999 to 35.9% due to the economies of scale associated with a significantly higher level of sales. INFOTEL s gross margin on a stand alone basis improved from 21.8% to 26.8% for the quarter ended March 31, 2000. This increase in gross margin was due to (i) improved gross margins for test equipment product which represents 49% of total revenue and (ii) lower operating expenses. For the six months ended March 31, 1999 and 2000, INFOTEL s gross margin remained constant at 26%. TRIMARK had, on a pro forma stand alone basis, a gross margin increase from 82.9% in 1999 to 86.4% for the quarter ended March 31, 2000, an increase from 79.2% in 1999 to 84.4% for the six month ended March 31, 2000. This increase in gross margin for the three and six months are due to the minimal costs associated with MCIF sales.

Selling, General and Administrative Expenses

Company wide selling, general and administrative ("SG&A") expenses as a percentage of net sales increased to 50.2% for the three months ended March 31, 2000 versus 35.2% for the same period in 1999. For the six months ended March 31, 2000, SG& A declined to 41.3% from 48.7% on a Company wide basis. SG&A for NHAN NA on a stand alone basis increased slightly to 22.0% for the second fiscal quarter of 2000 compared to 20.7% for the same three month period in 1999. For the six months ended March 31, 2000, NHAN NA s SG&A expenses as a percentage of revenue declined to 22.9% from 32.5%. The company wide increase was due primarily to non cash compensation expense relating to net exercise warrants issued to the company s directors and options granted to certain employees offset by decreases in salary expenses as a percentage of revenue; a decrease in other expenses including outside services, legal & audit as a percentage of revenue and a decrease in relocation costs related to the former Chief Executive Officer which was incurred in the same period in the prior year.

On a stand alone basis, INFOTEL s SG&A as a percent of revenues decreased to 17.4% for the three months ended March 31, 2000, compared to 23.4% for the three months ended March 31, 1999. For the six months ended March 31, 2000, INFOTEL s SG&A expenses as a percentage of revenue declined to 17.4% from 23.7%. INFOTEL s SG&A expenses as a percent of revenues decreased mainly because of the significant increase in INFOTEL s revenues during the second quarter and for the six months ended March 31, 2000.

On a stand alone pro forma basis, TRIMARK s SG&A as a percent of revenues increased to 97.7% for the three months ended March 31, 2000 compared to 91.9% for the three months ended March 31, 1999. On a pro forma basis, for the six months ended March 31, 2000, TRIMARK s SG&A expenses as a percentage of revenue increased to 95.6% from 81.2%. TRIMARK s SG&A expenses as a percent of revenues increased mainly because of the significant increase in marketing team to support a large project during the second quarter and for the six months ended March 31, 2000.

NHancement s corporate overhead costs decreased by $0.2 million for the three months ended March 31, 2000, compared to $0.6 million for the same period in the prior year due primarily to a decrease in salaries and relocation costs. For the six months ended March 31, 2000, NHancement s corporate overhead costs decreased by 47.1% or $0.8 million from $1.7 million to $0.9 million.

Income taxes

The Company currently has approximately $7 million in US federal net operating loss carry forwards. The majority of these net operating losses are subject to an annual limitation of $250,000. At March 31, 2000, the Company provided a 100% reserve against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets, such that a full valuation allowance is required. The income tax of $124,000 shown in the condensed consolidated statement of operations relates to accrued tax liabilities for our subsidiary in Singapore.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2000, net cash used in operating activities was $0.9 million. Utilization of cash consisted primarily of increases in accounts receivable and in inventory which were offset by an increase in net income before depreciation and amortization and increases in accounts payable. Net cash provided by investing and financing activities totaled $0.7 million consisting of increased borrowings under the Company s line of credit and proceeds from issuance of notes payable which were offset by purchases of software, property and equipment. At March 31, 2000, the Company s working capital was $1.8 million. The Company had a cash balance of $2.4 million (including restricted cash of $308,100) at March 31, 2000.

As of March 31, 2000, the Company s credit line allowed borrowing of up to $1.5 million as advances against receivables. The Company, through its INFOTEL subsidiary, has completed a credit line with a major Singapore bank for S$3.5 million (approximately US$2.0 million) with interest at 1.25% above the bank prime rate to be used for INFOTEL s overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. This credit line is guaranteed by the Company.

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

RISK FACTORS

The following risk factors, as well as the risks described under "Management s Discussion and Analysis of Financial Condition and Results of Operations," may cause actual results to differ materially from those in any forward looking statements contained in the MD&A or elsewhere in this report or made in the future by the Company or its representatives. Such forward looking statements involve known risks, unknown risks and uncertainties and other factors, which may cause the actual results, performance or achievements expressed or implied by such forward looking statements to differ significantly from such forward looking statements.

WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

We recorded net loss of approximately $1.4 million on net revenues of $9.0 million for our second quarter ended March 31, 2000, and net loss of $1.7 million on $17.3 million in revenue for the six months ended March 31, 2000, we sustained significant losses for the fiscal year ended September 30, 1999 and for the nine month period ended September 30, 1998. Our financial condition and results of operations will be adversely affected if we fail to continue to produce improved operating results. This could also:

  Adversely affect the future value of our common stock
  Adversely affect our ability to obtain debt or equity financing on acceptable terms
  Prevent us from engaging in acquisition activity

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

Both debt and equity financing involve certain risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses. Equity financing may be dilutive to our stockholders interest in our assets and earnings. For example, of a total of 12,500 shares of our Series A convertible preferred stock sold in April 1998, those shares plus accrued dividends were converted into 1,231,180 shares of our common stock at an average price per share of approximately $1.05. Prior to the issuance of such shares of our preferred stock in April 1998, a total of approximately 4,437,000 shares of our common stock had been outstanding. As of December 31, 1999, 17,200 shares of our preferred stock plus accrued dividends had been converted into about 1.7 million shares of our common stock at an average price of $1.04 resulting in a dilutive effect on our existing stockholders. At March 31, 2000, 300 shares of our preferred stock had been converted into 10,435 shares of our common stock at an average price per share of $2.90. No preferred stock remains outstanding as of March 31, 2000. In addition, common stock issued as consideration in an acquisition transaction may be dilutive under certain circumstances to our existing stockholders.

WE RELY UPON OUR DISTRIBUTOR AND SUPPLIER RELATIONSHIPS AND WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS.

Our North American subsidiary operations are based upon the integration of hardware, software, and communications and data processing equipment manufactured by others into systems designed to meet the needs of our customers. Although we have distributor agreements with a number of equipment manufacturers, a major portion of our revenues are based upon products manufactured by three companies. In this regard, we rely to a significant extent on products manufactured (and services provided) by Centigram Communications Corporation, products manufactured by Baypoint Innovations, a division of Mitel, Inc., that purchased the customer premises equipment business of Centigram Communications Corporation, and on products manufactured by Interactive Intelligence, Inc., principally its enterprise information center product, a next generation communications server that merges voice and data functions into a single computer based system. Revenues from the sale of enterprise information center products accounted for approximately 10% of our North American subsidiaries revenues for the last two quarters ended September 30, 1999 and approximately 8.3% of our North American subsidiaries revenues for the quarter ended March 31, 2000. Enterprise information center revenues are expected to increase rapidly in future quarters.

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

Infotel Technologies (Pte) Ltd., our Singapore subsidiary, offers a wide range of infrastructure communications equipment products. Infotel Technologies (Pte) Ltd. also has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel Technologies (Pte) Ltd. s profitability depends in part on a steady stream of revenues relating to the services performed for Rohde & Schwarz test instruments. Since Infotel Technologies (Pte) Ltd. s revenues comprised approximately 41% of our total revenues for the fiscal year ended September 30, 1999, and approximately 37% of our total revenues for the quarter ended March 31, 2000, any material change in Infotel Technologies (Pte) Ltd. s relationship with its manufacturers, including Rohde & Schwarz, and any interruption in the delivery of products to Infotel Technologies (Pte) Ltd. by its key suppliers, would materially adversely affect our results of operations and financial condition.

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

The voice processing and customer premises equipment and related software markets are highly competitive and competition in this industry is expected to further intensify with the introduction of new product enhancements and new competitors. We compete with a number of larger integrated companies that provide competitive voice processing products and services as subsets of larger product offerings. Our existing and potential competitors include many large domestic and international companies that have better name and product recognition in the market for our products and services and related software, a larger installed base of customers, and substantially greater financial, marketing and technical resources than ourselves.

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

OUR REVENUES WILL LIKELY DECLINE IF WE DO NOT DEVELOP AND INTEGRATE THE COMPANIES WE ACQUIRE.

We have in the past pursued, and plan to continue to pursue, acquisition opportunities. Acquisitions involve a number of special risks, including among others:

  Adverse short term effects on our operating results
  The disruption of our ongoing business
  The risk of reduced management attention to normal daily operations
  Our dependence on the retention, hiring and training of key personnel and the potential risk of loss of such personnel
  Our potential inability to successfully integrate the personnel, operations, technology and products of acquired companies
  Unanticipated problems or unknown legal liabilities
  Adverse tax or financial consequences

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

  Our dependence on members of management of Infotel Technologies (Pte) Ltd. and the risk of loss of customers in the event of the departure of key personnel
  Unexpected changes in or impositions of legislative or regulatory requirements
  Potentially adverse taxes and adverse tax consequences
  The burdens of complying with a variety of foreign laws
  Political, social and economic instability
  Changes in diplomatic and trade relationships

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

  New product developments
  Technological and other changes in the voice messaging and communications industries
  Fluctuations in the financial markets
  General economic conditions
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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS WILL HARM OUR ABILITY TO COMPETE.

We do not have any patents or copyrights and while we intend to file for copyright and patent protection, we currently rely on general common law and confidentiality and non disclosure agreements with our key employees to protect our trade secrets. Our success depends on our ability to adequately protect our intellectual property rights. Our efforts to protect our intellectual property may not be sufficient against unauthorized third party copying or use or the application of reverse engineering, and existing laws afford only limited protection. In addition, existing laws may change in a manner that adversely affects our proprietary rights. Furthermore, policing the unauthorized use of our product is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

OUR PRODUCTS COULD INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, RESULTING IN COSTLY LITIGATION AND THE LOSS OF SIGNIFICANT RIGHTS.

We may be subject to legal proceedings and claims for alleged infringement of proprietary rights of others, particularly as the number of products and competitors in our industry grow and functionalities of products overlap. This risk is higher in a new market in which a large number of patent applications have been filed but are not yet publicly disclosed. We have limited ability to determine which patents our products may infringe and take measures to avoid infringement. Any litigation could result in substantial costs and diversion of management s attention and resources. Further, parties making infringement claims against us may be able to obtain injunctive or other equitable relief, which could prevent us from selling our products or require us to enter into royalty or license agreements which are not advantageous to us.

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

IF OUR SOFTWARE CONTAINS DEFECTS, WE COULD LOSE CUSTOMERS AND REVENUES.

Software as complex as ours often contains unknown and undetected errors or performance problems. Many defects are frequently found during the period immediately following the introduction of new software or enhancements to existing software. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our software may not be error free. Undetected errors or performance problems may be discovered in the future and errors considered minor by us may be considered serious by our customers. This could result in lost revenues or delays in customer acceptance and would be detrimental to our reputation, which could harm our business.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The case of BOWNE OF DALLAS, INC. VS. NHANCEMENT TECHNOLOGIES INC.,Case No. CC 99 06178 D filed in the Dallas County (Texas) Court on November 23, 1999, was settled on March 24, 2000, for a total of $40,000.

The case of BOWNE OF LOS ANGELES, INC. VS. NHANCEMENT TECHNOLOGIES INC., Case No. B C222457 filed in the Los Angeles County Superior Court on December 29, 1999, was settled on March 23, 2000, for a total of $25,000.

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

WARRANTS ISSUED DURING THE QUARTER ENDED MARCH 31, 2000
CLASS OF PURCHASERS (1)	DATE OF SALE	TITLE OF NHANCEMENT SECURITIES	NUMBER OF SHARES	AGGREGATE PURCHASE PRICE	FORM OF CONSIDERATION
Warrants granted to Director(2)	3/1/2000	Shares of Common Stock	50,000	(2)	(2)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10 QSB

EXHIBIT

NUMBER DESCRIPTION OF EXHIBIT

4.23* Warrant dated March 1, 2000, issued to William M. Stephens.

27 Financial Data Schedule

*Incorporated by reference to original Report on Form 10 QSB filed with the Commission on May 15, 2000.

(b) Reports on Form 8 K:

A report on Form 8 K was filed with the Commission on February 7, 2000 and later amended by a report on Form 8 K/A filed with the Commission on February 15, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NHANCEMENT TECHNOLOGIES INC.

By: /s/ Douglas S. Zorn

Douglas S. Zorn

President and Chief Executive Officer and

Acting Chief Financial Officer

Date: May 15, 2001

<TYPE>EX 27

<SEQUENCE>3

<DESCRIPTION>EXHIBIT 27

<TEXT>




<ARTICLE> 5

<LEGEND>

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE COMPANY S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONSOLIDATED FINANCIAL STATEMENTS .

</LEGEND>

<MULTIPLIER> 1,000


<PERIOD TYPE> 6 MOS
<FISCAL YEAR END>	SEP 30 2000
<PERIOD START>	OCT 01 1999
<PERIOD END>	MAR 31 2000
<CASH>	2,104
<SECURITIES>	0
<RECEIVABLES>	8,815
<ALLOWANCES>	176
<INVENTORY>	1,955
<CURRENT ASSETS>	14,662
<PP&E>	2,959
<DEPRECIATION>	208
<TOTAL ASSETS>	26,643
<CURRENT LIABILITIES>	12,831
<BONDS>	0
<PREFERRED MANDATORY>	0
<PREFERRED>	0
<COMMON>	107
<OTHER SE>	13,450
<TOTAL LIABILITY AND EQUITY>	26,643
<SALES>	17,343
<TOTAL REVENUES>	17,343
<CGS>	11,563
<TOTAL COSTS>	7,175
<OTHER EXPENSES>	5
<LOSS PROVISION>	0
<INTEREST EXPENSE>	286
<INCOME PRETAX>	(1,569)
<INCOME TAX>	124
<INCOME CONTINUING>	(1,692)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET INCOME>	(1,692)
<EPS BASIC>	(0.19)
<EPS DILUTED>	(0.19)