Form 10-Q
period 2001-03-31
APPIANT TECHNOLOGIES INC
filed 2001-05-21
CIK 1025985

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

COMMISSION FILE NUMBER 0 21999

APPIANT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

DELAWARE 84 1360852

(State or other jurisdiction of (I.R.S. Employer Identification No.)

incorporation or organization)

6663 OWENS DRIVE

PLEASANTON, CALIFORNIA 94588

(Address of principal executive offices)

(925) 251 3200

(Registrant s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

As of May 18, 2001, there were 14,083,464 shares of Common Stock outstanding.

PART I. FINANCIAL STATEMENTS

ITEM 1. Condensed Consolidated Financial Statements

APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
	2001	2000
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 1,525,000	$ 5,603,000
Restricted cash	113,000	116,000
Accounts receivable, net of allowance for doubtful accounts of $378,000 and $402,000	5,656,000	3,907,000
Inventory	576,000	550,000
Equipment at customers under integration	1,713,000	1,708,000
Prepaid expenses and other	788,000	313,000
TOTAL CURRENT ASSETS	10,371,000	12,197,000
Property and equipment, net	9,901,000	3,395,000
Capitalized software, net	21,267,000	18,366,000
Goodwill and other intangible assets, net	2,041,000	2,443,000
Other assets	1,097,000	2,384,000
TOTAL ASSETS	$ 44,677,000	$38,785,000
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Lines of credit	$	$ 343,000
Accounts payable	8,833,000	5,269,000
Accrued liabilities	3,799,000	2,478,000
Deferred revenue	3,470,000	2,919,000
Income tax payable	324,000	280,000
Advances for preferred stock		3,500,000
Note payable to related party	627,000
Capital lease obligations, current portion	6,888,000	3,072,000
TOTAL CURRENT LIABILITIES	23,941,000	17,861,000
Capital lease obligations, net of current portion	3,950,000	4,717,000
TOTAL LIABILITIES	27,891,000	22,578,000
REDEEMABLE CONVERTIBLE PREFERRED STOCK	253,000
STOCKHOLDERS EQUITY
Common stock	140,000	123,000
Additional paid in capital	65,882,000	49,261,000
Unearned stock based compensation	(744,000)	(2,012,000)
Accumulated deficit	(48,327,000)	(30,809,000)
Accumulated other comprehensive loss	(418,000)	(356,000)
TOTAL STOCKHOLDERS EQUITY	16,533,000	16,207,000
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS EQUITY	$44,677,000	$38,785,000

See notes to condensed consolidated financial statements.

APPIANT TECHNOLOGIES INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2001	2000	2001	2000
NET REVENUES:
Products and integration services	$ 2,111,000	$ 5,677,000	$ 3,384,000	$ 9,717,000
Other services	4,389,000	3,325,000	9,231,000	7,626,000
TOTAL NET REVENUES	6,500,000	9,002,000	12,615,000	17,343,000
Cost of revenues:
Products and integration services	1,691,000	3,382,000	3,181,000	6,042,000
Other services	3,383,000	2,357,000	6,254,000	5,521,000
TOTAL COST OF REVENUES	5,074,000	5,739,000	9,435,000	11,563,000
GROSS PROFIT	1,426,000	3,263,000	3,180,000	5,780,000
OPERATING EXPENSES
Selling, general and administrative	5,274,000	4,329,000	10,020,000	6,758,000
Research and development	790,000	36,000	1,210,000	98,000
Amortization of goodwill and other intangibles	200,000	159,000	402,000	319,000
TOTAL OPERATING EXPENSES	6,264,000	4,524,000	11,632,000	7,175,000
LOSS FROM OPERATIONS	(4,838,000)	(1,261,000)	(8,452,000)	(1,395,000)
OTHER INCOME (EXPENSE)
Interest income	72,000	76,000	180,000	118,000
Interest expense	(889,000)	(171,000)	(1,353,000)	(286,000)
Other	(145,000)	75,000	(41,000)	(5,000)
Total other expense	(962,000)	(20,000)	(1,214,000)	(173,000)
Loss from operations before income tax	(5,800,000)	(1,281,000)	(9,666,000)	(1,568,000)
Provision for income tax	111,000	87,000	226,000	124,000
NET LOSS	(5,911,000)	(1,368,000)	(9,892,000)	(1,692,000)
Preferred dividends			(7,626,000)	2,000
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(5,911,000)	$(1,368,000)	$(17,518,000)	$(1,694,000)
BASIC AND DILUTIED NET LOSS PER COMMON SHARE	$ (0.43)	$ (0.13)	$ (1.34)	$ (0.19)
SHARES USED IN PER SHARE CALCUATIONS BASIC AND DILUTED	13,701,000	10,187,000	13,123,000	8,816,000
COMPREHENSIVE LOSS
Net loss	$(5,911,000)	$(1,368,000)	$ (9,892,000)	$(1,692,000)
Other comprehensive income (loss)
Translation gain (loss)	(163,000)	(67,000)	(63,000)	2,000
COMPREHENSIVE LOSS	$(6,074,000)	$(1,435,000)	$ (9,955,000)	$(1,690,000)

See notes to condensed consolidated financial statements.

APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
	Six Months Ended
	March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(9,892,000)	$(1,692,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (reduction in) doubtful accounts	(26,000)	18,000
Depreciation and amortization	964,000	208,000
Amortization of goodwill	402,000	343,000
Gain on sale of fixed assets		1,000
Stock based compensation	(1,794,000)	2,184,000
Deemed interest expense related to notes payable to related party convertible at a discount	197,000
Amortization of discount on note payable to related party	147,000
Other		(7,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,723,000)	(2,945,000)
Inventory and equipment at customers under integration	(31,000)	(365,000)
Prepaid expenses and other	(475,000)	(67,000)
Other assets	(458,000)	(112,000)
Income tax payable	44,000	90,000
Accounts payable and other current liabilities	2,980,000	1,473,000
Deferred revenue	551,000	(58,000)
CASH USED IN OPERATING ACTIVITIES	(9,114,000)	(929,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	3,000	(120,000)
Proceeds on sale of property and equipment		17,000
Cash acquired in connection with purchase Of Trimark, Inc.		45,000
Capitalization of software development costs	(1,571,000)	(240,000)
Purchase of property and equipment	(1,164,000)	(376,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,732,000)	(674,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Funds in escrow		(791,000)
Borrowing under line of credit		9,213,000
Repayment under line of credit	(343,000)	(8,080,000)
Proceeds from draw on equity line	1,745,000
Proceeds from note payable and sale of warrants to related party	2,500,000
Proceeds from note payable		950,000
Proceeds from issuance of Series B preferred stock	5,262,000
Issuance cost of Series B preferred stock	(303,000)
Proceeds from warrants and options exercised for common stock	1,640,000	169,000
Principal payments on capital lease	(2,671,000)	(63,000)
Principal payment on notes payable		(2,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,830,000	1,396,000
Effect of exchange rate changes on cash	(62,000)	(18,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,078,000)	(225,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,603,000	$ 2,329,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,525,000	$ 2,104,000

See notes to condensed consolidated financial statements.

APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
Supplemental disclosures for cash flow information:
Cash paid during the period for:
Interest	$ 623,000	$ 140,000
Income taxes	$ 177,000	$ 6,000
NON CASH TRANSACTIONS:
Property and equipment acquired under capital leases	$ 3,654,000	$ 342,000
Payable for purchases of property and equipment	$ 2,643,000	$
Software assets acquired under capital leases	$ 563,000	$
Payable for purchases of software asset financed under capital leases during first quarter	$ 1,503,000	$
Payable for purchase of software assets	$ 767,000	$
Deemed dividend on beneficial conversion feature of Series B Preferred Stock	$ 7,626,000	$
Recognition of beneficial conversion feature on note payable to related party	$ 1,274,000	$
Allocation of proceeds to fair value of warrants issued on note payable to related party	$ 950,000	$
Issuance of warrants to underwriters in conjunction with sale of Series B Preferred Stock	$ 1,107,000	$
Modification of warrant exercise price in conjunction with sale of Series B Preferred Stock	$ 1,847,000	$
Issuance of common stock to underwriters in conjunction with sale of Series B Preferred Stock	$ 573,000	$
Costs of borrowings on Equity line	$ 1,745,000	$
Conversion of Series B Preferred Stock into Common Stock	$ 4,678,000	$

See notes to condensed consolidated financial statements.

APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The balance sheet as of September 30, 2000 is derived from the Company s audited financial statements included in its Form 10 KSB for the fiscal year ended September 30, 2000 but does not include all disclosures required by generally accepted accounting principles in the United States. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company s Annual Report on Form 10 KSB for the fiscal year ended September 30, 2000.

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

The consolidated financial statements include our results as well as the results of our significant operating subsidiaries: NHancement Technologies North America, Inc., doing business as Appiant Technologies North America ("APPIANT NA") and Infotel Technologies (Pte) Ltd ("Infotel").

APPIANT NA revenues were 41% and 69% of consolidated net revenues for the six months ended March 31, 2001 and 2000. Infotel revenues were 59% and 31% of consolidated net revenues for the six months ended March 31, 2001 and 2000. No revenues have been recorded through March 31, 2001 from the Company s hosted internet inUnisonTM unified communication and unified information portal services.

2. NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted average number of shares outstanding during the period. Diluted net loss per share is also computed based on the weighted average number of shares outstanding during the period. Diluted net loss per share does not include the weighted average effect of dilutive potential common shares including convertible preferred stock, options and warrants to purchase common stock and common stock subject to repurchase in any period presented because the effect is anti dilutive.

The following table presents information necessary to reconcile basic and diluted net loss per common and common equivalent share:
	Three Months Ended		Six Months Ended,
	March 31,		March 31,
	2001	2000	2001	2000
Net loss	($5,911,000)	($1,368,000)	($9,892,000)	($1,692,000)
Preferred stock dividends			(7,626,000)	(2,000)
Net loss available to common stockholders - basic	($5,911,000)	($1,368,000)	($17,518,000)	($1,694,000)
Weighted average shares used in net loss per share - basic and diluted	13,701,000	10,187,000	13,123,000	8,816,000
Anti dilutive securities:
Convertible preferred stock	36,000	10,000	36,000	225,000
Options and warrants to purchase common stock	5,969,000	2,945,000	5,969,000	1,901,000
Other				4,000
Anti dilutive securities not included in net loss per share calculation	6,005,000	2,955,000	6,005,000	2,130,000

3. INVENTORY

Inventory consists of systems and system components and is valued at the lower of cost (first in, first out method) or market.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the first quarter of fiscal 2001. The adoption of SAB 101 did not have a material effect on the Company s financial position or results of operations.

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

The Company has significant international sales transactions generated by it s Singapore subsidiary, Infotel. The Company has used forward exchange contracts to hedge firm purchase commitments that expose the Company to risk as a result of fluctuations in foreign currency exchange rates. Gains and losses of forward exchange contracts that were designated as hedges of firm purchase commitments were deferred in other current liabilities and were included in the measurement of the underlying transaction. Hedge accounting was only applied if the derivative reduced the risk of the underlying hedged item and was designated at inception as a hedge. Derivatives are measured for effectiveness both at inception and on an ongoing basis. Exchange contracts outstanding at March 31, 2001, none of which qualified as hedges, which hedged firm purchase commitments had notional amounts of $439,000 and a fair value of $478,000 and matures in June 2001.

6. RELATED PARTY RECEIVABLE

On December 20, 2000, the Company s Chief Executive Officer entered into a promissory note with the Company for $250,000, which bears interest at 8% per annum. The note was repaid in full in January 2001.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its principal office facilities in Pleasanton, California and San Diego, California pursuant to non cancelable operating leases, which expire in 2007. NHAN India leases office space that expires in February 2003. Infotel leases office space in Singapore with the lease expiring in December 2002.

Future minimum rental payments under operating leases as of March 31, 2001 are as follows (in thousands):

FISCAL YEAR

2001	$ 355,000
2002	578,000
2003	447,000
2004	346,000
2005	345,000
thereafter	970,000
$3,042,000

Capital Leases

In the first and second quarter of 2001, we entered into additional financing transactions with Hewlett Packard, financing approximately $1.3 million related to hardware and other product costs and $2.4 million related to consulting services.

The Company also leases computer equipment and other software under capital leases. These leases extend for varying periods through 2004.

Equipment and software under capital leases included in property and equipment and capitalized software are as follows:
	March 31,	September 30,
	2001	2000
Equipment	$ 5,107,000	$ 1,047,000
Software	10,573,000	10,010,000
	15,680,000	11,057,000
Less: accumulated amortization	(678,000)	(144,000)
	$15,002,000	$ 10,913,000

Capital lease payments are as follows:

FISCAL YEAR
March 31,
2001
Remainder of 2001	$ 5,112,000
2002	4,929,000
2003	2,697,000
2004	31,000
12,769,000
Less amount representing interest	(1,931,000)
Present value of minimum future payments	10,838,000
Less current maturities	6,888,000
$ 3,950,000
September 30,
2001
2001	$ 3,629,000
2002	2,991,000
2003	2,490,000
2004	3,000
9,113,000
Less amount representing interest	(1,324,000)
Present value of minimum future payments	7,789,000
Less current maturities	3,072,000
$ 4,717,000

Contingencies

On April 24, 2001 a vendor filed suit against the Company in the Superior Court of California, County of San Diego, claiming breach of contract and anticipatory breach of contract. The first cause of action seeks a principal sum of $164,000, alleging that the Company failed to fully pay the vendor for public relations services rendered. The second cause of action seeks a principal sum of $348,000, alleging that the Company failed to pay the vendor for marketing and advertising services rendered. The final cause of action claims a principal sum of $93,000, alleging that the Company did not provide the requisite advance notice for termination of both the Public Relations Agreement and Marketing Agreement. The Company disputes these allegations and will vigorously defend this matter. The Company has established an accrual of $300,000 for this contingency.

In 2000, the Company instituted arbitration proceedings against one of our customers for breach of contract totaling approximately $610,000, of which the customer had paid us approximately $276,000. The Company is vigorously pursuing this arbitration matter seeking specific performance and full payment for amounts outstanding.

In December 2000, a former employee filed suit for wrongful termination in the Superior Court of Alameda County, State of California. The Company believes the suit is without merit and is defending it vigorously.

The Company remains in discussions with a warrant holder who contends the Company delayed unreasonably in issuing the warrant and thereby deprived him of the right to sell the underlying shares at a profit. The Company disputes these allegations. No lawsuit has been filed.

Management believes that the ultimate outcome of these matters should not have a material adverse effect on the Company s financial position or results of operations.

8. NOTE PAYABLE TO RELATED PARTY

On March 21, 2001, the Company entered into a Convertible Promissory Note with a related party in the principal amount of $2,500,000. The convertible note accrues interest at 10% per annum and becomes fully due and payable on May 31, 2001 (the "Maturity Date"). Upon approval by the Company s shareholders, the principal and accrued interest under this Note convert into shares of the Company s common stock at any time on or after the Maturity Date. The conversion price is equal to 80% of the average of the five days lowest closing market price of the common stock during the period beginning on March 16, 2001 and ending on the Maturity Date. If the principal and accrued interest on this note is not paid in full or converted into Common Stock for any reason other than awaiting shareholder approval, and otherwise in accordance with the terms on or before the Maturity Date, then the conversion price shall be reduced 20% for each full week that this note is not paid or converted, provided that the conversion price shall not in any event be reduced to less than $1.00. If the shareholders fail to approve the issuance of equity, the related party may receive cash in the amount of $250,000 in addition to the repayment of the principal and unpaid accrued interest at 25% per annum.

As a result of the beneficial conversion feature described above, the Company recorded a charge to additional paid in capital of $1,274,000, which was recorded as a discount on the note payable. The discount on the note payable is amortized over the note maturity period and, as a result, $197,000 was recorded as non cash interest expense in the three months ended March 31, 2001.

In conjunction with the Convertible Promissory Note, the Company issued a warrant to purchase 462,963 shares of its common stock at an exercise price of $2.70 (See Note 10 Stockholders Equity Warrants). The contractual term is 7 years. The warrants were valued using the Black Scholes option pricing model and the following assumptions: contractual term of seven years, a risk free interest rate of 5.80%, a dividend yield of 0% and volatility of 141%. The allocation of note proceeds to the fair value of the warrant of $950,000 was recorded as a discount on the note payable and recorded as additional paid in capital. The discount on the note payable is amortized over the note maturity period and, as a result, $147,000 was recorded as non cash interest expense in the three months ended March , 31, 2001. The Company is currently negotiating this warrant with the holder and any modification will be accounted for in the period the adjustment is made. At March 31, 2001, the total discount recorded on the note payable net of amortization was $1,880,000.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

In October 2000, the Company sold 87,620 shares of Series B Preferred Stock to domestic "accredited investors" for aggregate gross proceeds of $8,762,000, including $3.5 million received in advance. In connection with this issuance, the Company also issued to its investment bankers a fully exercisable warrant to acquire 75,000 shares of its Common Stock at an exercise price of $13.50 per share and paid a placement fee of 10% of the proceeds, 35% in cash and 65% paid in common stock issued in the second quarter of 2001. Holders of the Series B Preferred Stock are entitled to a non cumulative 5% per annum dividend, payable quarterly in arrears, when, if and as declared by the Company s Board of Directors, which may be paid in cash or shares of the Company s Common Stock, in the Company s sole discretion. Each share of Series B Preferred Stock is immediately convertible into shares of our Common Stock at the lesser of (i) $13.50 per share or (ii) 90% of the average closing bid prices for the 10 trading days immediately preceding the date of conversion, provided, that such conversion price shall not be less than $10.00. At any time after the third anniversary of the Closing, the Company may require the holders of the Series B Preferred Stock to convert.

Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, the investors will be entitled to receive, on a pari passu basis with holders of other shares of Preferred Stock, if any, an amount equal to such investors investment in the Offering and any declared but unpaid dividends. As a result, the net proceeds from the sale of the Series B Preferred Stock has been classified outside of stockholders equity.

As a result of the beneficial conversion feature described above, the Company recorded a deemed dividend of $7,626,000 during the three months ended December 31, 2000. In addition, the Company estimated the value of the warrant at $1,107,000 issued to its investment bankers using the Black Scholes option pricing model with the assumptions that follow: expected volatility of 135%, weighted average risk free interest rate of 5.8%, term of 1 year, and no expected dividend. The Company recorded this warrant as a cost of financing.

As of March 31, 2001, 83,120 preferred shares have been converted into 831,200 shares of the Company s common stock.

10. STOCKHOLDERS EQUITY

WARRANTS

On March 21, 2001, the Company issued a warrant, subject to adjustments pursuant to the terms of the Warrant, to purchase 462,963 shares of its common stock with an exercise price of $2.70 per share to a related party in conjunction with a Convertible Promissory Note (See Note 8). The warrants are immediately exercisable and expire in 7 years. If the Company has not completed, on or before the Maturity Date, an equity investment in the Company in the aggregate principal amount of at least $6,000,000 (the "Financing"), and the Company has not prepaid the note payable and accrued interest in cash or common shares, then the Company shall issue an additional warrant to purchase that number of shares of Common Stock equal to the product of (x) 15% of the loan amount multiplied by (y) the number of full weeks, up to four weeks, between Maturity Date and the date the Financing is completed at an exercise price of $2.70 and a contractual term of 7 years.

On November 28, 2000, the Company issued a warrant to purchase 30,000 shares to a professional services firm in consideration for certain services rendered to us at an exercise price of $8.3438 per share. The warrants are immediately exercisable and expire in November 2005. The warrants were valued using the

Black Scholes option pricing model and the following assumptions: contractual term of five years, a risk free interest rate of 5.08%, a dividend yield of 0% and volatility of 135%. The fair value of $413,000 was expensed during the three months ended December 31, 2000.

On November 15, 2000, the Company adjusted the exercise price of warrants to purchase 120,000 shares of its common stock from $20.82 to 13.50 to obtain a waiver allowing us to issue Series B preferred stock to other investors, as well as engage in other financing transactions. The warrants were originally issued in conjunction with a stock purchase agreement (See "Stock Purchase Agreement"). The modification to the warrants was valued using the Black Scholes option pricing model and the following assumptions: term of 2.54 years, a risk free interest rate of 6.2%, a dividend of 0% and a volatility of 135%. The fair value of the warrant of $1,847,000 was accounted for as a cost of the Series B preferred stock financing.

STOCK PURCHASE AGREEMENT

In Fiscal Year 2000 the Company entered into a common stock purchase agreement (the "equity line agreement"), dated May 24, 2000 and amended as of June 30, 2000 with an investment corporation under which the Company may require the investment corporation to purchase up to $50 million of its common stock. Under the terms of the equity line agreement, the Company is under no obligation to sell its common stock to the investment corporation. However, the Company may make up to a maximum of twelve requests for the purchase of its common stock with no single purchase exceeding $4 million unless otherwise agreed to by the investment corporation. In addition, the equity line agreement does not require the investment corporation to purchase the Company s common stock if it would result in the investment corporation owning more than 9.9% of the Company s outstanding common stock. The purchase price of the common stock is 92% of the volume weighted average price per share of the Company s common stock over the eighteen day period prior to the date the Company requests the investment corporation to purchase its common stock. In addition, the investment corporation will receive a 2% placement fee and an escrow agent fee from the proceeds due to the Company. In conjunction with the stock purchase agreement, the Company issued a warrant to purchase 120,000 shares of its common stock. The warrant exercise price was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for securing a waiver from the investment corporation allowing us to issue Series B preferred stock to other investors, as well as engage in other financing transactions ("Warrants" above). The Black Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of 3 years, a risk free interest rate of 5,8%, a dividend yield of 0% and a volatility of 135%. The fair value of $2,144,000 was accounted for as a non current asset. As and when stock is purchased under the equity line agreement, the costs will be reclassified from "Other assets" to "Additional paid in capital", on a dollar for dollar basis with the amount of proceeds received from the sale of common stock.

During the second quarter, the Company requested that the investment corporation purchase $1.745 million of stock under the equity line agreement. Accordingly, the Company received $1.745 million of cash under the equity line and, accordingly, reclassified $1.745 million from "Other Non Current Assets" to "Additional paid in capital" upon receipt of the proceeds and issuance of the stock. If at termination of the agreement the proceeds received from the sale of common stock are less than the costs associated with this agreement, then the residual costs remaining in "Other Assets" will be charged to expense.

11. SEGMENT REPORTING

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

The Company s reportable operating segments include APPIANT NA, Infotel, and other, which includes corporate operations. APPIANT NA, includes the Company s enterprise operations, Triad and NHAN SWG. APPIANT NA enterprise operations include systems integration and distribution of voice processing and multimedia messaging equipment, technical support and ongoing maintenance. Triad, which provides profile selling services to corporate and credit union clients, has been classified as part of APPIANT NA for internal reporting purposes rather than as a separate segment. The periods ended March 31, 2000 have been reclassified to conform to the current fiscal year presentation. Triad derives substantially all of its revenue from sales in the U.S. NHAN SWG was formed late in fiscal 1999 to design, develop, market and sell the inUnison portal services. NHAN SWG did not generate revenue in 2001 or 2000. The following table presents APPIANT NA s net revenue by country and is attributed to countries based on location of the customer:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2001	2000	2001	2000
United States	$1,112,000	$6,238,000	$2,709,000	$10,781,000
India	1,705,000		2,471,000
	$2,817,000	$6,238,000	$5,180,000	$10,781,000

Infotel is a distributor and integrator of telecommunications and other electronics products operating in Singapore and provides radar system integration, turnkey project management, networking and test instrumentation services. Infotel derives substantially all of its revenue from sales in Singapore. There are no intersegment revenues.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company s Annual Report on Form 10 KSB for our fiscal year ended September 30, 2000.

	APPIANT NA	INFOTEL	OTHER(1)	TOTAL
THREE MONTHS ENDED March 31, 2001
Net sales to external customers	$2,817,000	$3,683,000		$$6,500,000
Net Income (loss)	(4,761,000)	487,000	409,000	(5,911,000)
Total assets	16,674,000	10,014,000	17,989,000	44,677,000
THREE MONTHS ENDED March 31, 2000
Net sales to external customers	$6,238,000	$2,764,000		$$9,002,000
Net Income (loss)	600,000	310,000	(2,278,000)	(1,368,000)
Total assets	14,140,000	8,694,000	3,809,000	26,643,000
SIX MONTHS ENDED March 31, 2001
Net sales to external customers	$ 5,180,000	$7,435,000		$$12,615,000
Net Income (loss	(10,072,000)	613,000	(433,000)	(9,892,000)
Total assets	16,674,000	10,014,000	17,989,000	44,677,000
SIX MONTHS ENDED March 31, 2000
Net sales to external customers	$10,781,000	$6,562,000		$$17,343,000
Net Income (loss)	799,000	573,000	(3,063,000)	(1,692,000)
Total assets	14,140,000	8,694,000	3,809,000	26,643,000

(1) Other includes corporate expenses. Additionally, management reports include goodwill for Infotel in total assets.

12. PENDING ACQUISITION

On February 8, 2001, the Company announced that it signed a definitive merger agreement (the "Agreement") to acquire Quaartz Inc. Under the terms of the Agreement, the Company would issue 1.5 million shares of common stock for purposes of the transaction in exchange for all of the outstanding shares and options of Quaartz. The deal is subject to Quaartz s shareholders approval and various other closing conditions. The acquisition is expected to close during the third quarter of 2001.

During the three months ended March 31, 2001, payments of $771,000 were made to Quaartz for services provided tot he Company, primarily in conjunction with software development projects. As a result, the Company recorded capitalized software of $474,000, research and revelopment expense of $190,000, and selling, general and administrative expense of $107,000.

13. RESTRUCTURING CHARGE

The Company restructured its operations, closing a number of remote divisions and implementing a 20% work force reduction in the quarter ended March 31, 2001. Restructuring charges consisted principally of severance payments to former Officers and Executives and operational and administrative employees of APPIANT NA. A total of 49 employees were terminated in the quarter ended March 31, 2001 and a total of $302,000 was expensed in the quarter. Additionally, the Company terminated 19 employees in April 2001. As of March 31, 2001, the decision had not been made to terminate these additional employees, therefore, the restructuring charge of $61,000 will be recorded in the three months ended June 30, 2001.

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10 Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future.

Forward looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, including our new inUnison unified communications and unified information applications; the levels of international sales; future expansion or utilization of production capacity; future expenditures; and statements regarding current or future acquisitions, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward looking statements to be materially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following:

  general economic and business conditions, both nationally and in the regions in which we operate;
  adoption of our new recurring revenue service model;
  competition;
  changes in business strategy or development plans;
  delays in the development or testing of our products;
  technological, manufacturing, quality control or other problems that could delay the sale of our products;
  our inability to obtain appropriate licenses from third parties, protect our trade secrets, operate without infringing upon the proprietary rights of others, or prevent others from infringing on our proprietary rights;
  our inability to retain key employees;
  our inability to obtain sufficient financing to continue to expand operations; and
  changes in demand for products by our customers.

Certain of these factors are discussed in more detail elsewhere in this Report and the Annual Report on Form 10 KSB for the fiscal year ended September 30, 2000,including under the caption "Risk Factors; Factors That May Affect Operating Results".

We do not undertake any obligation to publicly update or revise any forward looking statements contained in this Report or incorporated by reference, whether as a result of new information, future events or otherwise.

Because of these risks and uncertainties, the forward looking events and circumstances discussed in this Report might not transpire.

OVERVIEW

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

We are a software applications and services company that has changed its business model to specialize in unified communications and unified information (UC/UI) solutions. Our new business model is to provide our IP based unified communications and unified information portal and applications branded under the name "inUnisonTM" in a hosted recurring revenue model.

Our consolidated financial statements include our results as well as the results of our significant operating subsidiaries: NHancement Technologies North America, Inc., doing business as Appiant Technologies ("APPIANT NA"), and Infotel Technologies (Pte) Ltd ("Infotel").

For our enterprise operations, the Company derives its revenue primarily from its APPIANT NA, which includes the results of our Infotel subsidiary. Generally, revenue derived from APPIANT NA relates to the distribution and integration of voice processing and multimedia messaging equipment manufactured by others and maintenance services. The revenue derived from Infotel primarily relates to the distribution and integration of telecommunications and other electronic products, and providing services primarily for radar system integration, turnkey project management and test instrumentation and networking. Equipment sales and related integration services revenue is recognized upon acceptance and delivery if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. Provisions for estimated warranty costs and returns are made when the related revenue is recognized. Revenue from maintenance services related to ongoing customer support is recognized ratably over the period of the maintenance contact. Maintenance service fees are generally received in advance and are non refundable. Service revenue is recognized as the related services are performed. Revenues from projects undertaken for customers under fixed price contracts are recognized under the percentage of completion method of accounting for which the estimated revenue is based on the ratio of cost incurred to costs incurred plus estimated costs to complete. When the Company s current estimates of total contract revenue and cost indicate a loss, the Company records a provision for estimated loss on the contract.

As we are in the process of launching our new unified communications and unified information applications business model, our results for the three and six months ended March 31, 2001 reflect generally the results of our enterprise business in North America, as well as that of Infotel. Our revenues for the three and six months ended March 31, 2001 were derived solely from our enterprise businesses. We have restructured our headcount in the United States (sales, sales engineering, operations, marketing, and engineering) and in India (engineering, sales and marketing) for our new business model. As of March 31, 2001 we had 197 employees worldwide.

Our new business model for providing unified communications and unified information in a hosted recurring revenue service model makes us one of the first companies in this new market. We anticipate competition in this relatively new market space to increase significantly. We will continue to invest heavily in software development, the build out of our production operations and both customer and subscriber acquisition.

RESULTS OF OPERATIONS

The following table shows results of operations, as a percentage of net sales, for the three and six months ended March 31, 2001 and 2000:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2001	2000	2001	2000
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.1%	63.8%	74.8%	66.7%
Gross profit	21.9%	36.2%	25.2%	33.3%
Selling, general and administrative	81.1%	48.1%	79.4%	38.9%
Research and development	12.2%	0.4%	9.6%	0.6%
Amortization of goodwill and Other intangibles	3.1%	1.8%	3.2%	1.8%
Loss from operations	(74.5%)	(14.1%)	(67.0%)	(8.0%)
Other expense	(14.8%)	(0.2%)	(9.6%)	(1.0%)
Loss from operations before income taxes	(89.3%)	(14.3%)	(76.6%)	(9.0%)
Provision for income tax	1.7%	1.0%	1.8%	0.7%
Loss from operations	(91.0%)	(15.3%)	(78.4%)	(9.7%)
Net loss	(91.0%)	(15.3%)	(78.4%)	(9.7%)

Net Revenues

For the three months ended March 31, 2001, our net revenues were $6.5 million as compared to $9.0 million for the same period ending March 31, 2000, representing a decrease of $2.5 million or 27.8%. For the six months ended March 31, 2000, our net revenues were $12.6 million as compared to $17.3 million for the same period ending March 31, 2000. Our net revenues for the three and six months ended March 31, 2001 were adversely affected by our transition to our new business model for providing unified communications and unified information applications in our inUnison portal in a hosted service, recurring revenue model. The decline also represents an overall decline in our enterprise revenues following our announced business model change.

APPIANT NA s net revenues were $2.8 million for the three months ended March 31, 2001 as compared to $6.2 million for the same period ending March 31, 2000. APPIANT NA s net revenues were $5.2 million for the six months ended March 31, 2001 as compared to $10.8 million for the same period ending March 31, 2000. The decrease in APPIANT NA net revenues came from reduced enterprise information center product sales, as well as lower enterprise system sales within our existing customer base.

Net revenues for our Infotel subsidiary were $3.7 million for the three months ended March 31, 2001 as compared to $2.8 million for the same period ending March 31, 2000. For the six months ended March 31, 2001, Infotel s net revenues were $7.4 million as compared to $6.6 million for the same period ending March 31, 2000. The increase represents increased demand from key customers and the Singapore government within the test instrument products and networking business segments.

Our enterprise business backlog increased to $8.0 million at March 31, 2001 as compared to $4.0 million as of March 31, 2000. APPIANT NA s order backlog increased to $3.3 million from $2.7 million at March 31, 2000, and Infotel s backlog increased to $4.7 million at March 31, 2001 from $1.3 million at March 31, 2000.

Gross Margin

Our gross margin for the three months ended March 31, 2001 was $1.4 million or 21.9% of net revenues, as compared to $3.3 million or 36.2% for the three months ended March 31, 2000. Our gross margin for the six months ended March 31, 2001 was $3.2 million or 25.5% of net revenues, as compared to $5.8 million or 33.3% for the six months ended March 31, 2000.

APPIANT NA s gross margin on a stand alone basis for the three months ended March 31, 2001 was $0.3 million or 10.7%, as compared to $2.5 million or 40.5% for the three months ended March 31, 2000. APPIANT NA s gross margin for the six months ended March 31, 2001 was $1.1 million or 21.2%, as compared to $4.3 million or 38.3% for the six months ended March 31, 2000. This decrease in gross margin was due to the reduction in enterprise revenues as we execute our new business model coupled with the fixed nature of operating costs.

Infotel s gross margin percentage on a stand alone basis increased to 31.5% for the three months ended March 31, 2001 as compared to 26.7% for the three months ended March 31, 2000. For the six months ended March 31, 2001, Infotel s gross margin percentage was 28.5% and 26.3% for the same period ending March 31, 2000. This increase in gross margin was due to the weak Euro and reduced cost of operations and the result of increased efficiencies in delivery of products.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses ("SG&A"), including non cash charges related to options and warrants and amortization of goodwill and other intangibles, as a percentage of net sales increased to 87.8% of net revenues for the three months ended December 31, 2000, as compared to 31.9% for three months ended December 31, 1999. This increase is due to the addition of United States sales and marketing personnel and related expenses associated with the inUnison product launch, coupled with the reduction in revenues in APPIANT NA as we execute our new business model.

SG&A for APPIANT NA on a stand alone basis increased to $5.0 million or 212.0% for the three months ended December 31, 2000 from $1.1 million or 23.9% in the three months ended December 31, 1999. The increase as a percentage of net revenues was due primarily to an increase in sales and marketing and general and administrative personnel and related expenses associated with the new inUnison product launch coupled with a decline in enterprise system and maintenance revenue.

On a stand alone basis, Infotel s SG&A as a percentage of net revenues decreased slightly to 16.5% for the three months ended March 31, 2001 as compared to 17.4% for the three months ended March 31, 2000. For the six months ended March 31, 2001, Infotel s SG&A as a percentage of net revenues remained constant at 15.6%, as compared to 15.5% for the same period ending March 31, 2000.

Our amortization of goodwill and other intangibles for the three months ended March 31, 2001 increased to $200,000 or 3.1% of net revenue from $159,000 or 1.8% of net revenue for the three months ended March 31, 2000. For the six months ended March 31, 2001, amortization of goodwill and other intangibles increased to $402,000 or 3.2% of net revenues from $319,000 or 1.8% of net revenues for the three months ended March 31, 2000.

During fiscal year 2000, we recorded non cash unearned stock based compensation of $2.1 million in connection with stock option grants. During the three months ended March 31, 2001, we reduced unearned stock based compensation by $1.2 million and non cash compensation expense by $185,000 as a result of terminations due to restructuring. We are amortizing the unearned stock based compensation over the vesting periods of the applicable options, resulting in non cash amortization expense of $55,000 in the three months ended March 31, 2001 and $110,000 in the six months ended March 31, 2001.

During the six months ended March 31, 2001 we incurred non cash compensation charges of $413,000 related to warrants for services. We recorded a reduction in non cash compensation charges of $303,000 during the three months ended March 31, 2001 and $2.2 million during the six months ended March 31, 2001 resulting from the effect of variable accounting for warrants issued to employees. The stock based compensation will continue to be remeasured each reporting period until the awards are exercised or cancelled.

The Company restructured its operations, closing a number of remote divisions and implementing a 20% work force reduction in the quarter ended March 31, 2001. Restructuring charges consisted principally of severance payments to former Officers and Executives and operational and administrative employees of APPIANT NA. A total of 49 employees were terminated in the quarter ended March 31, 2001 and a total of $302,000 was expensed in the quarter. Additionally, the Company terminated 19 employees in April 2001. As of March 31, 2001, the decision had not been made to terminate these additional employees, therefore, the restructuring charge of $61,000 will be recorded in the three months ended June 30, 2001. The Company estimates cost savings of $8.5 million annually as a result of the restructuring.

Research and Development

Our industry is characterized by rapid technological change and product innovation. We have changed our business model that requires significant focus on developing new applications to be offered in our hosted inUnison portal, as well as integrating third party applications. We also conducted research and development into our own advanced speech recognition to be offered in our portal. This speech recognition research and development is no longer necessary as our speech recognition licensor has agreed to make the changes unique to our inUnison product. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. Our capitalized development expenditures increased to $2.3 million in the six months ended March 31, 2001 from $240,000 in the six months ended March 31, 2000, reflecting our increased investment in software development. We have adopted AICPA Statement of Position 98 1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," ("SOP 98 1") and capitalize our research and development costs related to software development. We will begin amortizing these costs when the capitalized software is substantially complete and ready for its intended use, which we believe will begin in the third quarter of fiscal 2001. Costs not directly related to the development of our software asset are recorded as research and development expenses.

Our research and development expenses as a percentage of net revenues increased to 12.2% for the three months ended March 31, 2001, as compared to 0.4% for the three months ended March 31, 2000. For the six months ended March 31, 2001, our research and development expenses as a percentage of net revenues increased to 9.6%, as compared to 0.6% for the six months ended March 31, 2000. This increase is due to the addition of United States research and development personnel and related expenses associated with our new inUnison product launch.

Interest income

Our interest income decreased to $72,000 or 1.1% in the three months ended March 31, 2001 from $76,000 or 0.8% in the three months ended March 31, 2000. Our interest income increased to $180,000 or 1.4% in the six months ended March 31, 2001 from $118,000 or 0.7% in the six months ended March 31, 2000. The increase in interest income and other results from short term investments in commercial paper in the first quarter of 2001 resulting in higher returns than previously earned.

Interest expense

Our interest expense increased to $889,000 or 13.7% in the three months ended March 31, 2001 from $171,000 or 1.9% in the three months ended March 31, 2000. For the six months ended March 31, 2001, our interest expense increased to $1.4 million or 10.7% from $286,000 or 1.6% in the six months ended March 31, 2000. The increase in interest expense resulted form higher capital lease obligations during the three and six months ended March 31, 2001, and a total of $344,000 related to the discount on our Convertible Promissory Note (See Note 8 - Note Payable to Related Party).

Other income (expense)

Our other income (expense) decreased to net expense of $145,000 or (2.2%) in the three months ended March 31, 2001 from net income of $75,000 or 0.8% in the three months ended March 31, 2000. Our other expense increased to $41,000 or 0.3% in the three months ended March 31, 2001 from $5,000 or 0.03% in the three months ended March 31, 2000.

Income taxes

We currently have approximately $15.7 million in United States federal net operating loss carry forwards. The use of approximately $8 million of these net operating losses are subject to an annual limitation of $250,000. At March 31, 2001, we provided a 100% valuation allowance against our United States deferred tax asset. We believe that since sufficient uncertainty exists regarding the realization of the deferred tax asset, a full valuation allowance is required. Income tax of $227,000 relates to the provision for income tax for Infotel.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our capital requirements through a combination of sales of equity securities, convertible and other debt offerings, bank borrowings, asset based secured financing, structured financing and cash generated from operations .

During the six months ended March 31, 2001 net cash used in operating activities was $9.1 million. Net cash used to fund operating activities reflects our net loss, net of non cash charges, offset by an increase in accounts payable. Net cash provided by investing and financing activities totaled $5.1 million consisting of proceeds from a convertible promissory note with a related party, proceeds from draws on our equity line, proceeds from the issuance of Series B preferred stock and proceeds from the exercise of stock options and warrants, which were offset by the repayments of our line of credit, payments of our capital lease obligations, purchases of property and equipment and development of software assets.

Our principal sources of liquidity at March 31, 2001 were as follows. In October 2000, we sold 87,620 shares of our Series B Preferred Stock to U.S. accredited investors for $100 per share, for aggregate gross proceeds of $8,762,000. Holders of the Series B Preferred Stock are entitled to a non cumulative 5% per annum dividend, payable quarterly in arrears, when, if and as declared by our Board of Directors, which may be paid in cash or shares of our Common Stock, in our sole discretion. Each share of Series B Preferred Stock is immediately convertible into shares of our Common Stock at the lesser of (i) $13.50 per share or (ii) 90% of the average closing bid prices for the 10 trading days immediately preceding the date of conversion, provided, that such conversion price shall not be less than $10.00. At any time after the third anniversary of the Closing, we may require the holders of the Series B Preferred Stock to so convert. Shares of our Common Stock issued upon conversion of the Series B Preferred Stock may be resold pursuant to a Form S 3 shelf registration statement that we will file. As of May 15, 2001, 83,120 preferred shares have been converted into common stock.

The Company has entered into a common stock purchase agreement (the "equity line agreement"), dated May 24, 2000 and amended as of June 30, 2000 with an investment corporation under which the Company may require the investment corporation to purchase up to $50 million of its common stock. Under the terms of the equity line agreement, the Company is under no obligation to sell its common stock to the investment corporation. However, the Company may make up to a maximum of twelve requests for the purchase of its common stock with no single purchase exceeding $4 million unless otherwise agreed to by the investment corporation. The purchase price of the common stock is 92% of the volume weighted average price per share of the Company s common stock over the eighteen day period prior to the date the Company requests the investment corporation to purchase its common stock. In addition, the investment corporation will receive a 2% placement fee and an escrow agent fee from the proceeds due to the Company. During the three months ended March 31, 2001, the Company received $1.745 million of cash under the equity line agreement. If at termination of the agreement the proceeds received from the sale of common stock are less than the costs associated with this agreement, then the residual costs remaining in "Other Assets" will be charged to expense.

On March 21, 2001, the Company entered into a Convertible Promissory Note with a related party in the principal amount of $2,500,000. The convertible note accrues interest at 10% per annum and becomes fully due and payable on May 31, 2001 (the "Maturity Date"). Upon approval by the Company s shareholders, the principal and accrued interest under this Note convert into shares of the Company s common stock at any time on or after the Maturity Date. The conversion price is equal to 80% of the average of the five days lowest closing market price of the common stock during the period beginning on March 16, 2001 and ending on the Maturity Date. If the principal and accrued interest on this note is not paid in full or converted into Common Stock for any reason other than awaiting shareholder approval, and otherwise in accordance with the terms on or before the Maturity Date, then the conversion price shall be reduced 20% for each full week that this note is not paid or converted, provided that the conversion price shall not in any event be reduced to less than $1.00. If the shareholders fail to approve the issuance of equity, the related party may receive cash in the amount of $250,000 in addition to the repayment of the principal and unpaid accrued interest at 25% per annum.

In conjunction with the Convertible Promissory Note, the Company issued a warrant to purchase 462,963 shares of its common stock at an exercise price of $2.70 (See Note 8 Note Payable to Related Party). The Company is currently negotiating this warrant with the holder and any modification will be accounted for in the period the adjustment is made.

Infotel, has a credit line with a major Singapore bank for S$3.5 million (approximately US$2.0 million) with interest at 1.25% above the bank prime rate to be used for Infotel s overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. We guarantee this credit line.

We have maintained a $2.5 million receivables based credit line that allows APPIANT NA to draw down this line based on the level and quality of its approved receivables. At the end of fiscal year 2000, the Company renewed this agreement. At March 31, 2001, there was no balance outstanding on this line.

On June 9, 2000, the Company entered into a Project Development Agreement ("PDA") with Hewlett Packard to help design and build its Personalized Communication Hub network architecture and infrastructure. Ninety percent of the total project costs totaling $609,000 related to consulting services and one hundred percent of the hardware and other product costs totaling $400,000 were financed by capital leases structured by Hewlett Packard. In October 2000, we financed an additional $3.5 million, $1.1 million related to hardware and other product costs and $2.4 million related to consulting services.

Despite our negative working capital of $13.6 million at March 31, 2001, we believe that our anticipated cash flows from both operations and available to us through financing arrangements and fundraising efforts that are presently in plan are sufficient to meet our operating and capital requirements for at least the next 12 months. Our capital requirements in the next 12 months will mainly result from hardware and software purchases and professional services to launch our hosted services, as well as costs to develop and execute customer subscriber acquisition programs, marketing and advertising. We anticipate financing hardware, software and related consulting services through structured financing from our vendors and partners. Other financing requirements for customer and subscriber acquisition marketing will need to be financed through equity and debt offerings and cash generated from operations. We could be required, or could elect, to raise additional funds during that period, and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity related securities will be dilutive to our stockholders.

RISK FACTORS; FACTORS THAT MAY AFFECT OPERATING RESULTS

The following risk factors may cause actual results to differ materially from those in any forward looking statements contained in the MD&A or elsewhere in this report or made in the future by us or our representatives. Such forward looking statements involve known risks, unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements expressed or implied by such forward looking statements to differ significantly from such forward looking statements.

WE HAVE CURRENTLY RECORDED A NET LOSS, WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

We recorded a net loss of $9.9 million on net revenues of $12.6 million for the six months ended March 31, 2001. We also sustained significant losses for the fiscal years ended September 30, 2000 and 1999. We also anticipate incurring a net operating loss for our fiscal year ended September 30, 2001.

We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability as we build our organization for our new inUnison business model. In addition, we anticipate beginning amortizing capitalized software and other assets that we have purchased or developed for our new inUnison business model in our fiscal year 2001. We cannot be certain that we will continue to realize sufficient revenue to return to or sustain profitability.

Our financial condition and results of operations may be adversely affected if we fail to continue to produce positive operating results. This could also:

  adversely affect the future value of our common stock;
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

A NUMBER OF FACTORS COULD CAUSE OUR FINANCIAL RESULTS TO BE WORSE THAN EXPECTED, RESULTING IN A DECLINE IN OUR STOCK PRICE.

We plan to increase significantly our operating expenses to expand our sales and marketing activities, develop and execute customer and subscriber acquisition programs, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development, and build our operational infrastructure. Any delay in generating or recognizing revenue, whether from our enterprise business or from our new unified communications and unified information business, could cause our quarterly operating results to be below the expectations of public market analysts or investors, if any, which could cause the price of our common stock to fall.

We may experience a delay in generating or recognizing revenue because of a number of reasons. We may experience continuing delays in completing our production environment for our new hosted inUnison unified communications and unified information business. We are dependent on our business partners and vendors to supply us with hardware, software, consulting services, hosting, and other support to launch and operate our new business.

Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

  Fluctuations in demand for our products and services;
  Unexpected product returns or the cancellation or rescheduling of significant orders;
  Our ability to develop, introduce, ship and support new products and product enhancements, and to project manage orders and installations;
  Announcement and new product introductions by our competitors;
  Our ability to develop and support customer relationships with service providers and other potential large customers;
  Our ability to achieve required cost reductions;

  Our ability to obtain sufficient supplies of sole or limited sourced third party products;
  Unfavorable changes in the prices of the products and components we purchase;
  Our ability to attain and maintain production volumes and quality levels for our products;
  Our ability to retain key employees;
  The mix of products and services sold;
  Costs relating to possible acquisitions and integration of technologies or businesses; and
  The effect of amortization of goodwill and purchased intangibles resulting from existing or future acquisitions.

Due to the foregoing factors, we believe that period to period comparisons of our operating results should not be relied upon as an indicator of our future performance.

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

We may continue to pursue other acquisition opportunities. Acquisitions involve a number of special risks, including, but not limited to:

  adverse short term effects on our operating results;
  the disruption of our ongoing business;
  the risk of reduced management attention to existing operations;
  our dependence on the retention, hiring and training of key personnel and the potential risk of loss of such personnel;
  our potential inability to integrate successfully the personnel, operations, technology and products of acquired companies;

  unanticipated problems or unknown legal liabilities; and
  adverse tax or financial consequences.

Two of our prior acquisitions, namely the acquisition of Voice Plus (now known as NHancement Technologies North America, Inc.) and Advantis Network & Systems Sdn Bhd, a Malaysian company, in the past yielded operating results that were significantly lower than expected. In fact, the poor performance of Advantis led to its divestiture less than one year after we acquired the company.

The legacy business of Triad Marketing has declined as we have focused the people and technologies of the Triad business on our new inUnison UC/UI business.

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

We have issued Series B Preferred Stock to certain investors that may be converted into common stock at a discount to the then prevailing market price of our common stock. The issuance of shares upon conversion of the Series B Preferred Stock may have a dilutive impact on our stockholders. Sales resulting from the conversion of the Series B Preferred Stock could have an immediate adverse effect on the market price of the common stock. To the extent that any of our existing or future Series B Preferred Stock holders convert their securities and sell the underlying shares into the market, the price of our shares may decrease due to the additional shares entering the market. As of March 31, 2001, 83,120 preferred shares have been converted into 831,200 shares of the Company s common stock.

OUR NEW PRODUCTS AND STRATEGIC PARTNERING RELATIONSHIPS MAY NOT BE SUCCESSFUL.

Our inUnison UC/UI product applications are designed to provide our customers with hosted unifying communications and unifying information solutions. Our inUnison applications will utilize CISCO Systems unified communications platform, Unified Open Network Exchange("Uone"). While we believe that our inUnison applications running on the Uone platform will provide our customers with scaled, carrier grade IP based solutions, we cannot assure you that our customers will accept or adopt them. Moreover, we will need to integrate our existing products and applications onto CISCO s Uone platform, together with various third party applications. These integration efforts could prove unsuccessful, and could result in product delays and cost overruns. We cannot assure you that CISCO or other software vendors whose software products we license or incorporate into our inUnison portal will continue to support their products. If these vendors discontinue their support, our business would be adversely affected.

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

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE US TO INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

With the launch of our new inUnison business model, we have experienced a period of rapid growth and expansion that has placed, and continues to place, a significant strain on our resources. Although we reduced our headcount 20% in the quarter ended March 31, 2001, we have experienced rapid growth in the past. Indeed, our worldwide head count grew approximately 31% in the three months ended December 31, 2000 and 121% in our fiscal year ended September 30, 2000. Unless we manage this growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect production planning, managing headcount, or inaccurate financial reporting, either or all of which may result in unanticipated fluctuations in our operating results and adverse cash flow and financing requirements. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required among other things to:

  Improve existing and implement new operations, information and financial systems, procedures and controls;
  Recruit, train, manage, and retain additional qualified personnel including sales, marketing, research and development personnel;
  Manage multiple relationships with our customers, our customers customers, our strategic partners, suppliers and other third parties; and
  Acquire additional office space and remote offices in numerous locations within and without the United States that will require space planning and infrastructure to support these additional locations.

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

The UC/UI market is in its infancy, and indeed we are one of the first companies in unified information. Despite very positive and upbeat forecasts by a number of leading industry analysts of the market potential for unified communications and unified information applications, we have not yet commenced providing our applications to our customers in a hosted service model. There is no assurance that our UC/UI applications will be adopted or, if adopted, that they will be successful in the marketplace. There is no assurance that our business model of offering our applications in a hosted, recurring revenue model will be successful. We may offer our UC/UI application in a license model to accommodate customer demand for non hosted solutions. Our current business plan is a new plan, and to the extent that we fail to execute it successfully, compete with new entrants to this market space, or otherwise are unable to build the infrastructure necessary to provide such services to our customers, our results and cash flows will be negatively impacted and we could face serious needs for additional financing.

WE PRESENTLY GENERATE ENTERPRISE VOICEMAIL SYSTEMS AND ENTERPRISE INFORMATION REVENUES.

For the three months ended March 31, 2001, enterprise voicemail systems revenues (which includes customer premises equipment revenues) accounted for approximately 5.2% of Company s total revenues and 12.3% of our North American revenues. Revenue from the sales of enterprise information center products accounted for approximately 62.4% of our North America revenue for the three months ended March 31, 2001. The projected decline in our enterprise business will have an adverse effect on our revenues and financial performance. Management believes that future revenues from enterprise voicemail systems and enterprise information center products will steadily decline due to the introduction of inUnison. Our ability to transition our product sales to our UC/UI hosted, recurring revenue model will be critical to our future growth.

THE SALES CYCLE FOR OUR NEW HOSTED APPLICATIONS MAY BE LONG, AND WE MAY INCUR SUBSTANTIAL NON RECOVERABLE EXPENSES OR DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR OR OCCUR WHEN ANTICIPATED.

The timing of our recurring revenues from our hosted inUnison unified communications and unified information applications is difficult to predict because we are launching a new business model and because the unified communications and unified information market is relatively new. Our success will depend in large measure on market demand and acceptance of these applications and technologies, our ability to create a brand for our applications and technologies, our ability to target and sell customers and to drive demand for our applications to their customers, our ability to develop pricing models and to set pricing for our applications, and our ability to build market share. We plan initially to provide our hosted applications to service providers such as wireless service providers (WSPs), internet service providers (ISPs), application service providers (ASPs) and competitive local exchange carriers (CLECs). We will need to create sales tools, service provider subscriber use models, methodologies and programs to work with our service provider customers to help devise cooperative advertising and sales campaigns to market and sell our inUnison applications to their customer. The sales process and sale cycle may vary substantially from customer to customer, and our ability to forecast accurately the sale opportunity for any customer, or to drive adoption of our inUnison applications in our customers subscribers may be limited. There is no assurance that we will be successful in selling our applications or achieving targeted subscriber adoption, and our operating and cash flow requirements will be negatively impacted should we fail to achieve our targets within the time frames that we forecast.

Our customers may require various testing and test markets of our hosted applications before they decide to contract with us to provide our hosted inUnison applications to their subscribers. We may incur substantial sales and marketing and operational expenses and expend significant management effort to carry out these tests. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized within the time frames that we have forecasted, we may be unable to compensate for the shortfall, which could harm our operating and cash flow results.

WE RELY UPON OUR DISTRIBUTOR AND SUPPLIER RELATIONSHIPS.

Our current North American enterprise operations depend upon the integration of hardware, software, and communications and data processing equipment manufactured by others into systems designed to meet the needs of our customers. Although we have agreements with a number of equipment manufacturers, a major portion of our revenues has been generated from the sale of products manufactured by three companies. We rely significantly on products manufactured and services provided by ADC T elecommunications, Inc., Baypoint Innovations, a division of Mitel, Inc., and Interactive Intelligence, Inc. Any disruption in our relationships with ADC Telecommunications, Inc., Baypoint Innovations, or Interactive Intelligence, Inc. would have a significant adverse effect on our business for an indeterminate period of time until new supplier relationships could be established. Our customers as well may decide not to purchase ADC products and solutions. Any interruption in the delivery of products by key suppliers would materially adversely affect our results of operations and financial conditions.

Some of our current suppliers may currently or, at some point, compete with us as we roll out our inUnison UC/UI applications. Any potential competition from our suppliers could have a material negative impact on our business and financial performance.

WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS.

We have serviced approximately 1,000 customers worldwide. However, the revenues from our largest customer in the three months ended March 31, 2001 accounted for approximately 17.2% of total revenues. No other customer accounted for over 5% of total revenues during this period. This concentration of revenue has resulted in additional risk to our operations, and any disruption of orders from our largest customers would adversely affect on our results of operations and financial condition.

Infotel, our Singapore subsidiary, offers a wide range of infrastructure communications equipment products. It has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel is also a networking service provider, and manages data networks for various customers. Infotel s financial performance depends in part on a steady stream of revenues relating to the services performed for Rohde & Schwarz test instruments. Infotel s revenues constituted approximately

58.9% of our total revenues for the six months ended March 31, 2001. Any material change in our relationship with our manufacturers, including but not limited to Rohde & Schwarz, would materially adversely affect our results of operations and financial condition.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

The markets for our enterprise voice processing and enterprise information software businesses are highly competitive, and competition in this industry is expected to further intensify with the introduction of new product enhancements and new competitors. With such competition may come more aggressive pricing and reduced margins. We currently compete with a number of larger integrated companies that provide competitive voice processing products and services as subsets of larger product offerings. Our existing and potential competitors include many large domestic and international companies that have better name and product recognition in the market for our products and services and related software, a larger installed base of customers, and substantially greater financial, marketing and technical resources than ourselves.

With the launch of our inUnison UC/UI hosted applications, we anticipate a decline in our enterprise business revenues and related gross margins as we focus on our UC/UI business. Any delays in the anticipated launch of our inUnison business plan, coupled with a decline in our enterprise business, would have a significant adverse impact on our financial performance and financing requirements. We anticipate increasing competition in the unified messaging and unified communications markets.

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

WE RELY HEAVILY ON OUR STRATEGIC PARTNERS IN OUR NEW BUSINESS MODEL, AND WITHOUT SUPPORT FROM OUR PARTNERS OUR BUSINESS COULD SUFFER.

We have built significant, valuable strategic partnering relationships with a number of partners including Cisco Systems and Hewlett Packard, and these partnering relationships are important to our success. In the case of CISCO, our partnering relationship includes having been appointed as a CISCO Ecosystem Partner and a CISCO Powered Network member; enjoying cooperative marketing support; receiving or being entitled to receive support in the form of non recurring engineering subsidies; and receiving or being entitled to receive structured financing for CISCO product. CISCO is supporting or will also be supporting sales of our UC/UI applications by granting to CISCO sales personnel incentive sales quota credit for helping to sell our UC/UI applications. CISCO also has committed to introducing customers to us. Hewlett Packard also is an important strategic partner that will assist us in designing, implementing and operating our backend solution to provide our UC/UI applications in a hosted, carrier grade environment. Hewlett Packard has been providing consulting services in the design, build out and operation of our backend architecture.

They have also provided structured financing for Hewlett Packard products and services needed to launch our UC/UI hosted services. Hewlett Packard may also jointly market and sell our UC/UI applications. We may have Hewlett Packard host our applications in their data centers and to provide various levels of customer support.

The loss or deterioration of our relationships with either CISCO or Hewlett Packard could have a material adverse affect on our UC/UI business and financial performance. While we believe that our partnering relationships with CISCO, Hewlett Packard and other third parties are strong, we cannot assure you that these relationships will continue or that they will have a positive impact on our success.

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Infotel, our Singapore subsidiary, accounted for approximately 58.9% of our revenues for the six months ended March 31, 2001, and approximately 45.2% of our revenues for the fiscal year ended September 30, 2000. There are risks associated with our international operations, including, but not limited to:

  our dependence on members of management of Infotel and the risk of loss of customers in the event of the departure of key personnel;
  unexpected changes in or impositions of legislative or regulatory requirements;
  potentially adverse taxes and tax consequences;
  the burdens of complying with a variety of foreign laws;
  political, social and economic instability;
  changes in diplomatic and trade relationships; and
  foreign exchange and translation risks.

Any one or more of these factors could negatively affect the performance of Infotel and result in a material adverse change in our business, results of operations and financial condition.

We anticipate that the market for our inUnison UC/UI business will be global. We anticipate that we will be expanding our business operations for our UC/UI applications outside the United States, and project that we will launch our UC/UI business in Asia from our existing Singapore operations in our fiscal year 2001. However, we do not yet have established operations for our UC/UI applications outside of the United States, and our business could suffer material adverse results if we cannot build an international organization to launch our UC/UI applications outside of the United States in time to meet market demand or alternative solutions or standards.

OUR STOCK PRICE COULD EXPERIENCE PRICE AND VOLUME FLUCTUATIONS.

The markets for securities such as our common stock historically have experienced extreme price and volume fluctuations. Factors that may adversely affect the market price of our common stock include, but are not limited to, the following:

  new product developments and our ability to innovate, develop and deliver on schedule our inUnison UC/UI applications;
  technological and other changes in the voice messaging, unified communications, and unified information;
  fluctuations in the financial markets;
  general economic conditions;
  competition; and
  quarterly variations in our results of operations.

OUR MANAGEMENT TEAM IS CRUCIAL TO OUR SUCCESS.

Our business depends heavily upon the services of its executives and certain key personnel. Management changes often have a disruptive impact on businesses and can lead to the loss of key employees because of the uncertainty inherent in change. For the last several years, we ve had significant changes in our key personnel. We cannot be certain that we will be successful in attracting and retaining key personnel worldwide. The loss of the services of any one or more of such key personnel, if not replaced, or the inability to attract such key personnel, could harm our business. While hiring efforts are underway to fill the vacancies created by the departure of other key employees, there is no assurance that these posts will be filled in the near future. The loss of these or other key employees could have a material adverse impact on our operations. Furthermore, the recent changes in management may not be adequate to sustain our profitability or to meet our future growth targets.

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS WILL HARM OUR ABILITY TO COMPETE.

We are in the process of filing for trademark and patent protection on selected product names, technologies and processes which we have developed, and we currently rely and have relied on general common law and confidentiality and non disclosure agreements with our key employees to protect our trade secrets. We also have recently applied for trademark protection for the names Appiant Technologies and inUnison. Our success depends on our ability to protect our intellectual property rights. Our efforts to protect our intellectual property may not be sufficient against unauthorized third party copying or use or the application of reverse engineering, and existing laws afford only limited protection. In addition, existing laws may change in a manner that adversely affects our proprietary rights. Furthermore, policing the unauthorized use of our product is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

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

IF OUR SOFTWARE CONTAINS DEFECTS, WE COULD LOSE CUSTOMERS AND REVENUES.

Software applications as complex as ours often contain unknown and undetected errors or performance problems. Many defects are frequently found during the period immediately following the introduction of new software or enhancements to existing software. Furthermore, software which we may license from third parties for inclusion in our inUnison portal may also have undetected errors or may require significant integration, testing or re engineering work to operate properly and as represented to our customers. Although we attempt to resolve all errors that we believe would be considered serious by our customers, both our software and any third party software that we license may not be error free. Undetected errors or performance problems may be discovered in the future, and errors that were considered minor by us may be considered serious by our customers. This could result in lost revenues or delays in customer acceptance, and would be detrimental to our reputation which could harm our business.

FLUCTUATIONS IN OPERATING RESULTS COULD CONTINUE IN THE FUTURE.

Our operating results may vary from period to period as a result of the length of our sales cycle, purchasing patterns of potential customers, the timing of the introduction of new products, software applications and product enhancements by us and our competitors, technological factors, variations in sales by distribution channels, timing of stocking orders by resellers, competitive pricing, and generally nonrecurring system sales. For our enterprise business, sales order cycles have ranged generally from one to twelve months, depending on the customer, the type of solution being sold, and whether we will perform installation, integration and customization services. The period from the execution of a purchase order until delivery of system components to us, assembly, configuration, testing and shipment, may range from approximately one to several months. These factors may cause significant fluctuations in operating results in the future. The sales order cycle for our inUnison UC/UI applications in a hosted services model can only be projected at this time as we are presently negotiating our first contracts with prospective customers. To the extent that we do not sign up customers to our inUnison UC/UI applications according to our plan, our financial performance and results from operations could suffer.

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

CERTAIN PROVISIONS OF OUR CHARTER AND DELAWARE LAW MAY HAVE ANTI TAKEOVER EFFECTS.

The terms of our Certificate of Incorporation, as amended, and our ability to issue up to 2,000,000 shares of "blank check" preferred stock may have the effect of discouraging proposals by third parties to acquire a controlling interest in us, which could deprive stockholders of the opportunity to consider an offer to acquire their shares at a premium. In addition, under certain conditions, Section 203 of the Delaware General Corporate Law would impose a three year moratorium on certain business combinations between us and an "interested stockholder" (in general, a stockholder owning 15% or more of our outstanding voting stock). The existence of such provisions may have a depressive effect on the market price of our common stock in certain situations.

WE ARE HEADQUARTERED IN CALIFORNIA, AND WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH THE LOSS OF ELECTRIC POWER.

The State of California has recently been subject to rolling blackouts of electrical power associated with lack of adequate electric power, power generation, and power reserves. In the Silicon Valley area where we are headquartered, the California Independent Service Operator ("Cal ISO") that regulates much of the State s power and power grid has declared numerous stage 3 alerts that have resulted in unannounced rolling power blackouts throughout the San Francisco and greater Silicon Valley areas. While we plan to host our applications in "class 5" data centers located outside the State of California that should provide for uninterrupted production and service delivery of our applications to our customers, any disruption in electrical power in California where we operate, or the continued uncertainty surrounding unannounced power blackouts, could have a material adverse impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

Interest Rate Risk. The Company s exposure to market risk for changes in interest rates relates to our short term investments and line of credit. At March 31, 2001, our cash and cash equivalents consisted of demand deposits held by large institutions in the U.S. As of March 31, 2001 there was no balance outstanding under the line of credit. We believe that a 10% change in the long term interest rates would not have a material effect on our financial condition, results of operations or cash flows.

Foreign Currency Risk. All of our non U.S. operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure in part through forward exchange contracts to hedge firm purchase commitments that expose the Company to risk as a result of fluctuations in foreign currency exchange rates. We do not otherwise hold or issue derivative financial instruments for trading or speculative purposes. Hedge accounting was only applied if the derivative reduced the risk of the underlying hedged item and was designated at inception as a hedge. Derivatives are measured for effectiveness both at inception and on an ongoing basis. Exchange contracts outstanding at March 31, 2001, none of which qualified as hedges, which hedged firm purchase commitments had notional amounts of $439,000 million and a fair value of $478,000 and mature in June 2001.

PART II

ITEM 1. LEGAL PROCEEDINGS

On April 24, 2001 a vendor filed suit against the Company in the Superior Court of California, County of San Diego, claiming breach of contract and anticipatory breach of contract. The first cause of action seeks a principal sum of $164,000, alleging that the Company failed to fully pay the vendor for public relations services rendered. The second cause of action seeks a principal sum of $348,000, alleging that the Company failed to pay the vendor for marketing and advertising services rendered. The final cause of action claims a principal sum of $93,000, alleging that the Company did not provide the requisite advance notice for termination of both the Public Relations Agreement and Marketing Agreement. The Company disputes these allegations and will vigorously defend this matter. The Company has established an accrual of $300,000 for this contingency.

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

The Company remains in discussions with a warrant holder who contends the Company delayed unreasonably in issuing the warrant and thereby deprived him of the right to sell the underlying shares at a profit. The Company disputes these allegations. No lawsuit has been filed.

The Company is not subject to any other material litigation nor, to its knowledge, is other litigation threatened against it.

The costs and other effects (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results. Management believes, however, that the ultimate outcome of any and all pending litigation and other matters should not have a material adverse effect on the Company s financial position and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 21, 2001, the Company entered into a Convertible Promissory Note with a related party in the principal amount of $2,500,000. The convertible note accrues interest at 10% per annum and becomes fully due and payable on May 31, 2001 (the "Maturity Date"). Upon approval by the Company s shareholders, the principal and accrued interest under this Note convert into shares of the Company s common stock at any time on or after the Maturity Date. The conversion price is equal to 80% of the average of the five days lowest closing market price of the common stock during the period beginning on March 16, 2001 and ending on the Maturity Date. If the principal and accrued interest on this note is not paid in full or converted into Common Stock for any reason other than awaiting shareholder approval, and otherwise in accordance with the terms on or before the Maturity Date, then the conversion price shall be reduced 20% for each full week that this note is not paid or converted, provided that the conversion price shall not in any event be reduced to less than $1.00.

In conjunction with the Convertible Promissory Note, the Company issued a warrant to purchase 462,963 shares of its common stock at an exercise price of $2.70. The Company is currently negotiating this warrant with the holder and any modification will be accounted for in the period the adjustment is made.

On May 24, 2000, we issued warrants to purchase 120,000 shares of common stock to Kedrick Investments Limited ("Kedrick") in lieu of providing Kedrick with a minimum aggregate drawdown commitment pursuant to the common stock purchase agreement entered into on May 24, 2000 in a transaction exempt from registration under Section 4(2) (as defined below). The warrants are immediately exercisable and expire three years from the date of issuance. The warrant exercise price on the date of issuance was $20.82 per share, and was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for securing a waiver from Kedrick allowing us to issue Series B Preferred Stock to other investors.

In October 2000, we sold 87,620 shares of our Series B Preferred Stock to U.S. accredited investors for $100 per share, for aggregate gross proceeds of $8,762,000 in a transaction exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended ("Section 4(2)"). In connection with this issuance, the Company also issued to its investment bankers warrants to acquire 75,000 shares of its Common Stock at an exercise price of $13.50 per share. Holders of the Series B Preferred Stock are entitled to a non cumulative 5% per annum dividend, payable quarterly in arrears, when, if and as declared by our Board of Directors, which may be paid in cash or shares of our Common Stock, in our sole discretion. Each share of Series B Preferred Stock is immediately convertible into shares of our Common Stock at the lesser of (i) $13.50 per share or (ii) 90% of the average closing bid prices for the 10 trading days immediately preceding the date of conversion, provided, that such conversion price shall not be less than $10.00. At any time after the third anniversary of the Closing, we may require the holders of the Series B Preferred Stock to convert. Shares of our Common Stock may be resold pursuant to a Form S 3 shelf registration statement that we will file. As of February 13, 2000, 86,120 preferred shares have been converted into 861,200 shares of the Company s common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By a special meeting of the shareholders on March 16, 2001 our stockholders approved the following proposals:

  To elect six directors to our board of directors to hold office until the next annual meeting of stockholders, or until their respective successors shall be duly elected and qualified.
  Approval of an amendment to the Company s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01 per share, of the Company from 20,000,000 to 40,000,000 shares of common stock.
  Approval of an amendment to the Company s Amended and Restated Certificate of Incorporation to change the Company name to "Appiant Technologies Inc."
  Approval of the Company s Employee Stock Purchase Plan.
  Ratification of the appointment of PriceWaterhouse Coopers LLP as the Company s independent accountants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

EXHIBIT INDEX

EXHIBIT NUMBER DESCRIPTION OF EXHIBIT

10.64 Form of Convertible Promissory Note dated March 21, 2001 issued to L. Thomas Baldwin III.

(b) Reports on Form 8 K

On February 14, 2001, we filed an amended report on Form 8 K/A containing financial statements and pro forma information with respect to our acquisition of Trimark Incorporated, doing business as Triad Marketing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2001

APPIANT TECHNOLOGIES INC.

By: /s/ DOUGLAS S. ZORN

Douglas S. Zorn

President and Chief Executive Officer