Form 10QSB/A
period 2000-06-30
APPIANT TECHNOLOGIES INC
filed 2001-08-15
CIK 1025985

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

During the course of the year-end financial audit process for the fiscal year ended September 30, 2000, Nhancement Technologies Inc. ("Nhancement" or the "Company") recorded certain adjustments to its previously reported interim results. The most significant of the adjustments affecting the quarterly period ended June 30, 2000 is the recalculated deemed interest charge related to a beneficial conversion feature of a prior convertible notes offering; the correction increases deemed interest charges from $1.1 million to $1.6 million.

The Company has recalculated stock-based compensation related to net exercise warrants issued to the Company's directors and warrants granted to certain non-employees. Consistent with variable accounting requirements the Company has "marked-to-market" the net change in the value of the warrants for the third quarter ended June 30, 2000. The restatement has resulted in a decrease in stock-based compensation charges of $624,000 in the third quarter ended June 30, 2000. Additionally, the Company has adopted SOP 98-1 and has capitalized $10.7 million of software assets, including warrants issued in connection with the acquisition of the software. The Company has also capitalized approximately $2.1 million associated with warrants issued in connection with a $50 million equity line of financing.

As a result of the adjustments recorded by the Company, we have revised our reported results of operations for the quarter ended June 30, 2000. This Form 10-QSB reflects the effects of these adjustments.

The following items are amended hereby:

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

This report continues to speak as of the date of the original filing of the Form 10-QSB for the quarter ended June 30, 2000, and we have not updated the disclosure in this report to speak to any later date.

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

                          NHANCEMENT TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                 June 30,
                                                   2000
                                               -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents. . . . . . . . .  $  4,232,000
   Restricted cash. . . . . . . . . . . . . .       116,400
   Accounts receivable, net of allowance for
   doubtful accounts of $229,200. . . . . . .     3,514,000
   Inventory. . . . . . . . . . . . . . . . .     2,239,100
   Prepaid expenses and other . . . . . . . .       332,400
                                               -------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . .    10,433,900

   Property and equipment, net. . . . . . . .     3,001,100
   Capitalized software . . . . . . . . . . .    17,987,900
   Goodwill and other intangible assets, net.     2,709,300
   Other assets . . . . . . . . . . . . . . .     2,335,300
                                               -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . .  $ 36,467,500
                                               =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . . .    11,022,100
   Accrued liabilities. . . . . . . . . . . .     3,202,500
   Deferred revenue . . . . . . . . . . . . .     2,369,800
   Income tax payable . . . . . . . . . . . .       264,700
   Note payable . . . . . . . . . . . . . . .       212,900
   Convertible debentures . . . . . . . . . .     5,443,600
   Capital lease obligations, current portion       155,900
                                               -------------
TOTAL CURRENT LIABILITIES . . . . . . . . . .    22,671,500
   Capital lease obligations, net of
    current portion . . . . . . . . . . . . .       220,300
                                               -------------
TOTAL LIABILITIES . . . . . . . . . . . . . .    22,891,800
STOCKHOLDERS' EQUITY
   Common stock . . . . . . . . . . . . . . .       110,400
   Additional paid-in capital . . . . . . . .    36,981,400
   Accumulated deficit. . . . . . . . . . . .   (23,279,200)
   Accumulated other comprehensive loss . . .      (236,900)
                                               -------------

TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . .    13,575,700
                                               -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. .  $ 36,467,500
                                               =============

           See notes to condensed consolidated financial statements.

                                    NHANCEMENT TECHNOLOGIES INC.
                                         AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                           (UNAUDITED)

                                               Three Months Ended          Nine Months Ended
                                                    June 30,                    June 30,
                                               1999          2000          1999          2000
                                            -----------  ------------  ------------  ------------
Net Revenues. . . . . . . . . . . . . . . . $6,652,800   $ 4,273,000   $15,629,300   $21,615,800
Cost of sales . . . . . . . . . . . . . . .  4,309,200     3,094,600    10,220,200    14,658,100
                                            -----------  ------------  ------------  ------------

GROSS PROFIT                                 2,343,600     1,178,400     5,409,100     6,957,700

OPERATING EXPENSES
Selling, general and administrative . . . .  1,901,900     2,532,900     5,894,800     9,400,900
Restructuring charges . . . . . . . . . . .         --            --       189,000            --
Goodwill amortization . . . . . . . . . . .    110,700       159,300       331,900       478,000
                                            -----------  ------------  ------------  ------------

TOTAL OPERATING EXPENSES                     2,012,600     2,692,200     6,415,700     9,878,900

INCOME (LOSS) FROM OPERATIONS                  331,000    (1,513,800)   (1,006,600)   (2,921,200)
OTHER INCOME (EXPENSE)
Interest income . . . . . . . . . . . . . .    37,100        44,700        56,800       157,700
Interest expense. . . . . . . . . . . . . .   (131,000)   (1,836,700)     (228,600)   (2,122,800)
Other . . . . . . . . . . . . . . . . . . .     15,800      (166,900)       37,100      (154,900)
                                            -----------  ------------  ------------  ------------

Total other expense                            (78,100)   (1,958,900)     (134,700)   (2,120,000)
Income (loss) before income tax                252,900    (3,472,700)   (1,141,300)   (5,041,200)
Provision for income tax. . . . . . . . . .      1,100       146,500         1,100       270,300
                                            -----------  ------------  ------------  ------------

NET INCOME (LOSS)                              251,800    (3,619,200)   (1,142,400)   (5,311,500)
Preferred dividends . . . . . . . . . . . .   (717,200)           --      (724,000)       (2,400)
                                            -----------  ------------  ------------  ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS   $ (465,400)  $(3,619,200)  $(1,866,400)  $(5,313,900)
                                            ===========  ============  ============  ============

BASIC AND DILUTIVE NET INCOME (LOSS) PER
 COMMON SHARE                               $    (0.08)  $     (0.33)  $     (0.32)  $     (0.54)
SHARES USED IN PER SHARE CALCUATIONS -
  BASIC AND DILUTIVE                         6,201,000    10,833,900     5,912,400     9,899,700

COMPREHENSIVE INCOME (LOSS):
 Net income (loss)                          $  251,800   $(3,619,200)  $(1,142,400)  $(5,311,500)
 Other comprehensive income (loss)
   Translation gain (loss)                      48,000       (29,800)      (28,500)      (28,300)
                                            -----------  ------------  ------------  ------------

COMPREHENSIVE INCOME (LOSS)                 $  299,800   $(3,649,000)  $(1,170,900)  $(5,339,800)
                                            ===========  ============  ============  ============

            See notes to condensed consolidated financial statements.

                                                   NHANCEMENT TECHNOLOGIES INC.
                                                         AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                      AND COMPREHENSIVE LOSS
                                                            (UNAUDITED)

                                 Preferred Stock          Common Stock        Additional                 Cumulative
                                    Par Value               Par Value          Paid In      Accumulated  Translation
                               Shares     Amount       Shares      Amount      Capital        Deficit        Loss        Total
                              --------  -----------  -----------  ---------  ------------  -------------  ----------  ------------

Balance, September 30, 1999.   11,300   $  854,800    8,219,700   $ 82,200   $24,472,800   ($17,965,300)  ($208,600)  $ 7,235,900
Preferred Shares converted
  into common stock           (11,300)   ($854,800)   1,056,500     10,300       844,500
Dividends on preferred stock
 Converted to common shares                              23,700        200        24,000         (2,400)                   21,800
Common Stock and warrants
 issued for Trimark, Inc.
 acquisition                                            750,000      7,500     3,452,500                                3,460,000
Common Stock issued for SVG
 Software acquisition                                   250,000      2,500     2,175,000                                2,177,500
Exercise of warrants for
 Common Stock                                           737,200      7,400       241,000                                  248,400
Exercise of options for
 Common Stock                                           247,100      2,500       322,900                                  325,400
Stock based compensation for
the issuance of warrants
to:
  Employees                                                                    1,482,700                                1,482,700
  Other third parties                                                          2,244,900                                2,244,900
Cost of warrants issued in
 connection with purchased
 software                                                                        683,800                                  683,800
Stock-based compensation
 Related to benefit
 associated with accelerated
 vesting of options                                                              230,700                                  230,700
Deemed interest expense
 related to convertible
 debentures issued at a
 discount                                                                      1,595,500                                1,595,500

Repurchase of common stock                             (216,500)    (2,200)     (788,900)                                (791,100)

Net loss                                                                                     (5,311,500)               (5,311,500)

Translation loss                                                                                            (28,300)      (28,300)
                              --------  -----------  -----------  ---------  ------------  -------------  ----------  ------------
Balance, June 30, 2000             --   $       --   11,067,700   $110,400   $36,981,400   ($23,279,200)  ($236,900)  $13,575,700

                                   NHANCEMENT TECHNOLOGIES INC.
                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOW
                                            (UNAUDITED)

                                                                        Nine Months Ended
                                                                             June 30,
                                                                    ---------------------------
                                                                        1999          2000
                                                                    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,142,400)  $ (5,311,500)
  Adjustments to reconcile net loss to net cash provided by
   (used in)operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . .      300,300        379,800
  Amortization of goodwill . . . . . . . . . . . . . . . . . . . .      331,900        478,000
  (Loss) gain on sale of fixed assets. . . . . . . . . . . . . . .      (11,600)         1,000
  Stock-based compensation . . . . . . . . . . . . . . . . . . . .       71,700      1,813,900
  Deemed interest expense related to beneficial conversion feature
    on debentures. . . . . . . . . . . . . . . . . . . . . . . . .           --      1,595,500
  Amortization of deferred financing charges on convertible
    debentures . . . . . . . . . . . . . . . . . . . . . . . . . .                      46,600
  Allowance for doubtful accounts. . . . . . . . . . . . . . . . .           --       (166,900)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,100             --
  Changes in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . .   (1,402,300)     2,350,800
    Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .     (166,500)      (880,100)
    Prepaid expenses and other . . . . . . . . . . . . . . . . . .     (100,300)       (91,200)
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . .      221,500       (135,200)
    Income tax payable . . . . . . . . . . . . . . . . . . . . . .     (174,700)       214,000
    Accounts payable and other current liabilities . . . . . . . .    2,001,800         (4,700)
                                                                    ------------  -------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . . . . . . . . .      (52,500)       290,000
                                                                    ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . .       93,100         70,000
  Note receivable from related party . . . . . . . . . . . . . . .       12,100        296,800
  Proceeds on sale of property and equipment . . . . . . . . . . .      145,800         17,000
  Cash acquired in connection with purchase of Trimark, Inc. . . .           --         44,700
  Acquired software assets . . . . . . . . . . . . . . . . . . . .           --     (2,000,000)
  Capitalization of software development costs . . . . . . . . . .           --       (353,900)
  Purchase of property and equipment . . . . . . . . . . . . . . .     (192,200)      (727,400)
                                                                    ------------  -------------
NET CASH PROVIDED BY (USED IN) INVESTING  ACTIVITIES . . . . . . .       58,800     (2,652,800)
                                                                    ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Share repurchase . . . . . . . . . . . . . . . . . . . . . . . .           --       (791,100)
  Borrowing under line of credit . . . . . . . . . . . . . . . . .    9,088,700     13,708,400
  Repayment under line of credit . . . . . . . . . . . . . . . . .   (8,232,300)   (14,248,000)
  Repayment of note payable to related party . . . . . . . . . . .           --       (150,000)
  Proceeds from sale of preferred stock. . . . . . . . . . . . . .    1,485,000             --
  Proceeds from warrants and options exercised
   for common stock. . . . . . . . . . . . . . . . . . . . . . . .           --        573,800
  Proceeds from issuance of convertible debentures, net of
   issuance costs of $403,000. . . . . . . . . . . . . . . . . . .           --      5,397,000
  Principal payments on capital leases . . . . . . . . . . . . . .      (50,200)      (119,500)
  Principal payment on notes payable . . . . . . . . . . . . . . .     (741,600)      (119,300)
                                                                    ------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . .    1,549,600      4,251,300
                                                                    ------------  -------------
  Effect of exchange rate changes on cash. . . . . . . . . . . . .      (22,000)        14,400
                                                                    ------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . .    1,533,900      1,902,900

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . .  $ 1,677,200   $  2,329,100
                                                                    ------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . .  $ 3,211,100   $  4,232,000
                                                                    ============  =============

Supplemental Data:
   Interest paid                                                    $   317,000   $    134,500
   Income taxes paid                                                $        --   $      5,800

            See notes to condensed consolidated financial statements.

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In December 1999, the Company accepted cabling and wiring improvements of $53,200 made to its leased office by a related party in lieu of payment on a note due from this related party.

         In the nine months ended June 30, 2000, property and equipment additions of $350,800 were financed by capital lease obligations. Further, the Company plans to finance purchases of $1,019,000 made during the nine months ended June 30, 2000 through capital lease arrangements that will be consummated during the fourth quarter. As of June 30, 2000, the Company's obligations for these purchases are included in the accounts payables and accrued liabilities.

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

         During the nine months ended June 30, 2000, the Company completed its acquisition of Trimark Inc. in exchange for 750,000 shares of its Common Stock and warrants to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.53 per share. The common stock issued was valued at $3,000,000 based on a guaranteed price of $4.00 per share. The warrants issued to purchase the Company's common stock were estimated at $460,000 using the Black-Scholes option pricing model using the following assumptions: expected volatility of 90%, weighted-average risk free interest rate of 6%, term of 3 years and no expected dividends.

         During the nine months ended June 30, 2000, the Company completed its acquisition of certain assets of SVG Software Services, Inc. in exchange for 250,000 shares of the Company's Common Stock, valued at $2,178,000 based on the average of a share price two days before and after the announcement date of February 4, 2000.

       During the nine months ended June 30, 2000, the Company purchased a non-exclusive license for certain software for internal use for the Company's inUnison-TM- portal service application. The Company paid the software vendor $2,000,000 and recorded accounts payable of $8,010,000. In connection with the software purchase, the Company issued a warrant to purchase 45,600 shares of its common stock with a value of $683,800.

       During the nine months ended June 30, 2000, 11,300 shares of preferred stock were converted into 1,056,500 shares of common stock with a total value of $854,800 and an equity dividend of $21,800 was converted into 23,700 shares of common stock.

                 NHANCEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)

1.       ORGANIZATION

         NHancement Technologies Inc., a Delaware corporation ("NHancement" or the "Company"), was incorporated in October 1996 as a holding company. The business of NHancement is conducted by its operating company subsidiaries:
NHancement Technologies North America, Inc. ("NHAN NA", formerly Voice Plus, Inc.), Infotel Technologies Pte Ltd ("INFOTEL"), NHancement Technologies Software Group, Inc. ("NHAN SWG"), commencing in January 2000, NHancement Acquisition Corp., formerly Trimark Incorporated ("Trimark") and commencing in February 2000, the assets of SVG Software Services, Inc ("SVG") and Enhancement Technologies (India) Pte Ltd, ("NHAN India"). NHAN NA, a California corporation headquartered in Fremont, California, is a systems integrator and national distributor of voice processing and multimedia messaging equipment. INFOTEL, a Singapore corporation acquired on June 22, 1998 is (i) a systems integrator of infrastructure data communications equipment, turnkey project management services, and radar systems; and (ii) a provider of test measuring systems. NHAN SWG, a California corporation, was recently created upon the acquisition of certain software assets from Eastern Systems Technology, Inc., and is engaged in software product development. TRIMARK, a California corporation headquartered in San Diego that designs, manufactures and markets profile selling software products to corporate clients, was acquired by the Company following the end of the first fiscal quarter. NHAN India, a company incorporated in Chennai, India conducts software development activities for the inUnison-TM- portal and also focuses on call center solutions and outsourcing for companies seeking to establish call centers in India. Accordingly, the consolidated financial statements include the results of operations from NHancement and its NHAN NA and Infotel subsidiaries for both periods presented and those of NHAN SWG for the three and nine months ended June 30, 2000.

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

         In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2000 and the results of its operations and changes in its cash flows for all periods presented. These adjustments represent normal recurring items.

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

         During the course of the year-end financial audit process for the fiscal year ended September 30, 2000, the Company recorded certain adjustments to its previously reported interim results. The most significant of the adjustments affecting the quarterly period ended June 30, 2000 is the recalculated deemed interest charge related to a beneficial conversion feature of a prior convertible notes offering; the correction increases deemed interest charges from $1.1 million to $1.6 million.

         The Company has recalculated stock-based compensation related to net exercise warrants issued to the Company's directors and warrants granted to certain non-employees. Consistent with variable accounting requirements the Company has "marked-to-market" the net change in the value of the warrants for the third quarter ended June 30, 2000. The restatement has resulted in a decrease in stock-based compensation charges of $624,000 in the third quarter ended June 30, 2000. Additionally, the Company has adopted SOP 98-1 and has capitalized $10.7 million of software assets, including warrants issued in connection with the acquisition of the software. The Company has also capitalized approximately $2.1 million associated with warrants issued in connection with a $50 million equity line of financing.

         As a result of the adjustments recorded by the Company, we have revised our reported results of operations for the quarter ended June 30, 2000 as follows:

                                         Three Months Ended
                                            June 30, 2000
                                     As Reported    As Restated

             Total Assets           $ 25,660,600   $ 36,467,500
             Total Liabilities        14,481,500     22,891,800
             Net Revenue               4,273,000      4,273,000
             Gross Profit              1,178,400      1,178,400
             Net loss                 (3,868,100)    (3,619,200)
             Basic and diluted net
              loss per share        $      (0.36)  $      (0.33)

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standard Board issued Statement of Financial Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities"("FAS 133") which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure them at fair market value. If certain conditions are met, a derivative may be specially designated as a hedge, the objective of which is to match the timing of gain or loss recognition of the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. FAS 133 is effective for all fiscal years beginning after June 15, 2000, and the Company will not be adopting FAS 133 until fiscal year 2001. Historically, the Company has not entered into derivative contracts for speculative purpose. In the quarter ended June 30, 2000, the Company's subsidiary, INFOTEL Technologies Pte Ltd ("INFOTEL"), entered into a derivative contract for trade hedging purpose. Management may enter into derivative contracts to hedge foreign currency risks in the future. The Company is assessing the possible impact of the new accounting pronouncement.

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


4.       WARRANTS

         In December 1999, the Company issued warrants to purchase 50,000 shares of its Common Stock to an independent consultant and warrants to purchase 150,000 shares and 175,000 shares of its Common Stock to its outside advisors, all for services rendered, with an exercise price of $3.43 per share. The Company valued these warrants using the Black Scholes option pricing model and the following assumptions: contractual term of one to two years, a risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 142%. The fair value of $100,800 was expensed during nine months ended June 30, 2000.

         During the nine months ended June 30, 2000, the Company issued warrants to the President and Chief Executive Officer to purchase 100,000 shares of its Common Stock and warrants to the Company s Board members to purchase 100,000 shares of Common Stock at $3.43 per share, all of which were fully exercisable. Under the terms of the warrant agreements, upon exercise of the warrant, the warrant holders can pay the exercise price by having the Company issue the number of shares under the warrant less the number of shares having a fair value on the date exercised equal to the exercise price. As a result, the Company has used variable accounting to account for these awards and has recorded a decrease of $600,000 in stock based compensation related to the warrants during the three months ended June 30, 2000. The stock based compensation will continue to be remeasured each reporting period until the awards are exercised or cancelled.

         During the three months ended June 30, 2000, the Company cancelled 50,000 warrants previously issued to a director who had resigned. The exercise price of these warrants was $11.50 per share.

         In connection with a software purchase agreement, on May 1, 2000, the Company issued to the supplier 45,613 warrants to purchase shares of Common Stock of the Company at an exercise price of $15.50 per share. The warrants are immediately exercisable and expire five years from the date of issuance. The Company valued these warrants using the Black-Scholes's model and the following assumptions: contractual term of five years, a risk free interest rate of 5.8%, a dividend yield of 0% and volatility of 135%. The fair value of $683,800 has been accounted for as purchased capitalized software.

         In connection with the stock purchase agreement (See "Stock Purchase Agreement"), the Company issued warrants to purchase 120,000 shares of Common Stock at an exercise price of $20.82 per share. The warrant exercise price was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for securing a waiver from the investment corporation allowing us to issue Series B preferred stock to other investors. The Black-Scholes option pricing model, was used to value the warrants and the following assumptions: contractual term of 3 years, a risk free interest rate of 5,8%, a dividend yield of 0% and a volatility of 135%. The fair value of $2,144,000 was accounted for as a non-current asset. As and when stock is purchased under the terms of reclassification agreement, the costs will be reclassified from "Other assets" to "Additional paid in capital", on a dollar for dollar basis with the amount of proceeds received from the sale of common stock. As of September 30, 2000 there is a total of $2,144,000 costs included in "Other assets". If at termination of the agreement the proceeds received from the sale of common stock are less than the costs associated with this agreement, then the residual costs remaining in "Other assets" will be charged to expenses.

At June 30, 2000, the following warrants to purchase the Company s common stock were outstanding, all of which were exercisable:

    EXPIRATION DATE      SHARES UNDER  EXERCISE
                           WARRANTS      PRICE

    December 10, 2000       566,700  $    3.43
    January 30, 2001        193,700       4.80
    February 3, 2001        130,600       4.80
    December 10, 2001        50,000       3.43
    February 3, 2002         50,000       4.80
    December 10, 2001         3,600       1.53
    December 1, 2002        250,000       1.53
    August 4, 2004          170,000       2.37
    May 1, 2005              45,600      15.50
                       ------------
    Total                 1,460,200

5.       FINANCING ACTIVITIES

         The Company's INFOTEL subsidiary completed a line of credit agreement providing for banking facilities up to SGD 3.5 million (approximately US$ 2.0 million) bearing interest at the Singapore prime rate plus 1.25%, collateralized by the assets of the subsidiary and the Company's guarantee.

         On May 19, 2000, the Company entered into a convertible debentures purchase agreement with certain investors in the aggregate principal amount of $5,850,000. The convertible debentures accrued interest at 8% per annum from the date such convertible debentures were issued until the earlier of conversion into shares of our common stock or May 30, 2001, and was payable quarterly in arrears. The convertible debentures were convertible by the holder into shares of our common stock at any time prior to the close of business on May 30, 2001. The conversion price, as amended, is equal to the lesser of $13.00 per share or 91% of the average of the three lowest bid prices during the ten trading days immediately preceding the date on which the holder of the debenture gives us notice of the intent to convert the debenture, provided that the conversion price shall not be less than $8.00 per share. The convertible debentures are convertible by the holder into shares of our common stock at any time prior to the close of business on May 30, 2001. The Company has the right to redeem the convertible debentures for the sum of 105% of the unpaid principal and any accrued or unpaid interest. The Company is obligated to reserve for issuance upon conversion a sufficient number of shares of common stock and to register such reserved shares of common stock and maintain an effective registration statement for such shares of common stock. The beneficial conversion feature associated with the issuance of the convertible debenture and subsequent amendment of the conversion terms resulted in a non-cash deemed interest charge of $1,595,500 during the three months ended June 30, 2000.

         On June 6, 2000, the Company exercised its right under the terms of the Infotel Purchase and Sale Agreement to repurchase 216,500 shares of our common stock at a price of approximately $3.65 per share from the former Infotel stockholders for $791,100. The reacquired shares were originally issued to the Infotel stockholders in connection with the Company's acquisition of Infotel in June
1998.

       The Company entered into a common stock purchase agreement, dated May 24, 2000 and amended as of June 30, 2000 with an investment corporation under which the Company may require the investment corporation to purchase up to $50 million of its common stock. Under the terms of the agreement, the Company is under no obligation to sell its common stock to the investment corporation. However, the Company may make up to a maximum of twelve requests for the purchase of its common stock with no single purchase exceeding $4 million unless otherwise agreed to by the investment corporation. In addition, the common stock purchase agreement does not require the investment corporation to purchase the Company's common stock if it would result in the investment corporation owning more than 9.9% of the Company's outstanding common stock. The purchase price of the common stock is 92% of the volume weighted average price per share of the Company's common stock over the eighteen-day period prior to the date the Company requests the investment corporation to purchase its common stock. In addition, the investment corporation will receive a 2% placement fee and an escrow agent fee from the proceeds due to the Company. In conjunction with the stock purchase agreement, the Company issued a warrant to purchase 120,000 shares of its common stock at an exercise price of $20.82. (See "Warrants").

         In lieu of providing the investment corporation with a minimum aggregate drawdown commitment, we have issued to the investment corporation stock purchase warrants to purchase 120,000 shares of our common stock with an exercise price of $20.82 (see note 4). The warrants expire May 24, 2003.


6.       ACQUISITION TRANSACTION AND UNAUDITED PRO FORMA FINANCIAL DATA

         On January 21, 2000, the Company completed its acquisition of all of the outstanding shares of common stock of Nhancement Enterprise Software Solutions, Inc., dba Triad Marketing, formerly Nhancement Acquisition Corporation, being the surviving corporation that was merged with Trimark Incorporated ("TRIMARK"), in exchange for approximately 750,000 shares of Common Stock of the Company, and warrants to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.53 per share. The transaction was structured as a tax free reorganization. The purchase agreement provides that in the event that the average closing price of NHancement Common Stock for the five consecutive trading days ending on the trading day immediately prior to the first anniversary and second anniversary of the transaction s closing (the "Valuation Formula") falls below $4.00, the Triad shareholders are entitled to additional consideration either in cash or Nhancement Common Stock, at the Company's option. On the first anniversary date, Triad shareholders are entitled to additional consideration equal to one half of the unregistered shares of the Company's Common Stock that they still own plus all of the registered shares of the Company's Common Stock that they still own, multiplied by the lesser of (i) $4.00 minus the Valuation Formula, or (ii) $2.50. At the second anniversary date, the Triad shareholders are entitled to additional consideration of equal to 250,000 unregistered shares owned by the Triad shareholders multiplied by the lesser of (i) $4.00 minus the Valuation Formula, or (ii) $2.50. As the guaranteed price of $4.00 per share was in excess of the fair value of the Company's common stock two days before and after the announcement of the acquisition on December 10, 1999, the common stock issued was valued at $4.00 per share or $3,000.000. The warrants issued to purchase the Company's common stock were estimated at $460,000 using the Black-Scholes option pricing model using the following assumptions: expected volatility of 90%, weighted average risk free interest rate of 6%, term of 3 years and no expected dividends. The acquisition has been accounted for as a purchase, which means the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The results of operations of Triad have been included with the Company's results of operations since January 21, 2000, the date of acquisition. The total purchase price of $3,460,000 was allocated based on establish valuation techniques used in the software industry as follows:

As of June 30, 2000, the purchase price of TRIMARK and the net assets acquired recorded in connection with the TRIMARK acquisition are summarized as follows:
            Common Stock           750,000 shares subject to
                                   share price guarantee and
                                   250,000 warrants not subject
                                   to share price guarantee      $3,460,000
            Net assets acquired consists principally  of the
            following:
                                   Tangible assets, primarily
                                   Cash, accounts receivable
                                   and property and equipment    $   11,000
                                   Software asset                 3,325,000
                                   Assembled workforce              206,000
                                   Goodwill                         250,000
                                   Liabilities assumed             (332,000)
                                                                 -----------
                                                                 $3,460,000

         On February 4, 2000, the Company completed its acquisition of certain assets of SVG Software Services, Inc. ("SVG") pursuant to the Plan and Agreement of Reorganization between NHancement and SVG. The transaction was structured as a tax free reorganization. Under terms of the Agreement, the Company acquired all rights to SVG's intellectual property, primarily software, and the right to use its corporate name in exchange for 250,000 shares of the Company's Common Stock valued at $2,178,000, calculated based on the average of the share price two days before and after the announcement date on February 4, 2000. The purchase allocation price was allocated to software and goodwill of $2,129,000 and $49,000, respectively. The software was acquired for internal use for the Company's hosted internet inUnison TM portal service applications and was capitalized. Amortization of the software will commence when the hosted internet portal is substantially complete and ready for its intended use.

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

         The condensed unaudited pro forma statements of operations combine the results of operations of the Company and TRIMARK for the nine months ended June 30, 2000 and June 30, 1999, as if the acquisition had occurred at the beginning of the period, after giving effect to certain adjustments including amortization of goodwill and interest expense on notes payable to related parties. The following unaudited pro forma summary does not necessarily reflect the results of operations as they would have been had the TRIMARK acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of the results of operations for any future period. The pro forma results do not include the acquisition of NHAN India as they were not significant on an individual or an aggregate basis.

                                      UNAUDITED            UNAUDITED
                                      PRO FORMA            PRO FORMA
                                  NINE MONTHS ENDED    NINE MONTHS ENDED
                                      June 30,             June 30,
                                        1999                 2000
      Net revenues               $       17,042,800   $       22,304,300
      Net loss                          ($1,154,800)         ($5,846,600)
      Preferred stock dividends           ($724,000)             ($2,400)
      Net loss available common
       stockholders                     ($1,878,800)         ($5,849,000)
      Net loss per common share
      -Basic and diluted                     ($0.27)              ($0.57)
      Shares used in per share
      calculations
      -Basic and diluted                  6,951,000            9,460,500

7.       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share were computed under the provisions of SFAS 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                 NET LOSS - NUMERATOR                1999           2000            1999            2000
        ------------------------------------------------------------------------------------------------------

        Net income (loss)                             $251,800   ($3,619,200)    ($1,142,400)     ($5,311,500)
        Preferred stock dividends                     (717,200)           --        (724,000)          (2,400)
        ------------------------------------------------------------------------------------------------------

        Net income (loss) available to
        common stockholders                          ($465,400)   $3,619,200)    ($1,866,400)     ($5,313,900)
        ------------------------------------------------------------------------------------------------------
        ------------------------------------------------------------------------------------------------------

        Weighted average common shares used in
        net income (loss) per share
        basic and diluted                            6,201,000    10,883,900       5,912,400        9,899,700

         Options and warrants to purchase 3,056,700 shares of Common Stock were outstanding as of June 30, 2000, and options and warrants to purchase 2,568,900 shares and Preferred Stock convertible into approximately 1,750,000 shares of Common Stock were outstanding at June 30, 1999 but were not included in the computation of diluted loss per common share because the effect would be anti-dilutive.

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

 Financial information for these segments includes the following:

         THREE MONTHS ENDED JUNE 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                       NHAN NA        INFOTEL        NHAN SWG           TRIMARK        OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Net revenue from external customers    $1,555,300     $2,448,000              --        $269,700            --      $4,273,000
Net income (loss)                     ($1,761,500)       346,300         (23,500)       (451,000)   (1,729,500)    ($3,619,200)
Total assets (includes goodwill)        3,835,400      8,777,700       2,122,400       3,687,200    18,044,800      36,467,500
-------------------------------------------------------------------------------------------------------------------------------


         THREE MONTHS ENDED JUNE 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                      NHAN NA         INFOTEL        NHAN SWG         TRIMARK        OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------------------------

Net revenue from external customers    $4,062,000     $2,590,800              --              --            --      $6,652,800
Net income (loss)                         615,300        240,300              --              --      (603,800)       $251,800
Total assets (includes goodwill)        5,306,400      8,027,000              --              --     2,238,600      15,572,000
-------------------------------------------------------------------------------------------------------------------------------


         NINE MONTHS ENDED JUNE 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                      NHAN NA         INFOTEL        NHAN SWG        TRIMARK         OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------------------------

Net revenue from external customers   $11,890,400     $9,010,200             --         $715,200           --      $21,615,800
Net income (loss)                        (824,600)       918,900        (171,700)       (443,800)    (4,790,300)   ($5,311,500)
Total assets (includes goodwill)        3,835,400      8,777,700       2,122,400       3,687,200     18,044,800     36,467,500
-------------------------------------------------------------------------------------------------------------------------------

         NINE MONTHS ENDED JUNE 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                      NHAN NA         INFOTEL        NHAN SWG         TRIMARK        OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------------------------

Net revenue from external customers    $9,096,000     $6,533,300              --              --            --     $15,629,300
Net income (loss)                         649,000        480,000              --              --   ($2,271,400)    ($1,142,400)
Total assets (includes goodwill)        5,306,400      8,027,000              --              --     2,238,600      15,572,000
-------------------------------------------------------------------------------------------------------------------------------

9.       COMMITMENTS

         The Company entered into an agreement whereby the Company purchased a non-exclusive license for certain software for cash of $10,010,000 and warrants to purchase 45,600 shares of the Company's Common Stock with an estimated fair value of $684,000. Concurrently, the Company paid the software vendor $2,000,000 and recorded accounts payable of $8,010,000. The software was acquired for internal use for the Company's inUnison-TM-portal service application. Amortization of the software will commence when the hosted internet portal is substantially complete and ready for its intended use.

         On June 9, 2000, the Company entered into a Project Development Agreement ("PDA") with a hardware manufacturer to help design and build its Personalized Communication Hub network architecture and infrastructure. Ninety-percent of the total project costs related to consulting services and 100% of the hardware and other product costs will be financed by a capital lease to be structured by the hardware manufacturer. The Company anticipates that as it implements its new business plan it will require additional material capital to fund needed capital equipment, and that such funding needs may be financed through similar capital equipment leases which will not require significant direct outlays of cash.

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

         On May 23, 2000, we announced our plan to introduce "Personal Communications Hub", a new product offering suite that is intended to provide our customers with unifying communications and unifying information solutions. Personal Communications Hub will utilize the unified communications platform, Unified Open Network Exchange. Our management believes that the Personal Communications Hub suite of products and applications on the Unified Open Network Exchange platform will provide our customers with scaled, carrier grade IP-based solutions seamlessly across multiple channels. We expect to incur substantial expenditures for equipment, systems, research and development, consultants and personnel to implement this new service. As a result, our short-term operating results and cash flows and overall financial condition may be adversely affected for several quarters.

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

         The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectation, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future product or product development; statement regarding future research and development spending and the Company's product development strategies; statements regarding the levels of international sales; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; and statements regarding current or future acquisitions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be substantially different from those predicted. The factors that could affect our actual results include the following:

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

         The following table shows results of operations, as a percentage of net sales, for the three and nine-month periods ended June 30, 2000 and June 30, 1999:

                                   NHANCEMENT TECHNOLOGIES INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                    1999          2000          1999          2000
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                             100.0%        100.0%        100.0%        100.0%
Cost of sales                                                          64.8%         72.4%         65.4%         67.8%
Gross profit                                                           35.2%         27.6%         34.6%         32.2%
Restructuring, selling, general and administrative expenses            28.6%         59.3%         38.9%         43.5%
Amortization of goodwill                                                1.7%          3.7%          2.1%          2.2%
Income (loss) from operation                                            5.0%       (35.4)%        (6.4)%       (13.5)%
Other income (expense)                                                 (1.2)%      (45.8)%        (0.9)%        (9.8)%
Income (loss) before taxes                                              3.8%       (81.3)%        (7.3)%       (23.3)%
Income tax                                                              0.0%          3.4%         0.0 %         1.3 %
Net income (loss)                                                       3.8%       (84.7)%        (7.3)%       (24.6)%
-----------------------------------------------------------------------------------------------------------------------

Revenues

         Company revenues for the quarter ended June 30, 2000 decreased $2.3 million or 34.8% to $4.3 million for the three months ended June 30, 2000 as compared to $6.6 million for the same period in 1999. On a year-to-date basis, the Company's revenues increased by $6.0 million to $21.6 million or 38.5% during the nine months ended June 30, 2000, from $15.6 million during the nine months ended June 30, 1999. The substantial decrease in revenue for the three months period ended June 30, 2000 from the same period in 1999 was due primarily to (i) the transition of our company to a service-based, unified communications and information provider operating a recurring revenue model from our historic systems integrator model; and (ii) the decline in legacy system revenue which made up approximately 64.1% of our total revenue and 80.7% of our North America revenue for the quarter ended March 31, 2000 as many of our customers have postponed purchase decisions until we release our new Personal Communications Hub suite of unified communication and unified information solutions. The increases in revenues for the nine months ended June 30, 2000, were due primarily to: (i) increased INFOTEL revenues associated with test and measurement for the nine months ended June 30, 2000, and (ii) strong NHAN NA legacy systems sales for quarter ended March 31, 2000.

         NHAN NA's net revenue on a stand-alone basis decreased $2.5 million or 61.7% to $1.6 million for the three months ended June 30, 2000, from $4.1 million for the three months ended June 30, 1999. The decrease in NHAN revenue was due to a decrease in legacy sales in voicemail system revenue as many customers have delayed purchasing decisions pending the Company's new hosted services. On a year-to-date basis, NHAN NA's net revenue increased by $2.8 million or 30.8% to $11.9 million for the nine months ended June 30, 2000, from $9.1 million for the nine months ended June 30, 1999. The year-to-date increase in NHAN NA revenues came from increased enterprise information center product sales as well as legacy system sales within its existing customer base and from new customers in the past two quarters of fiscal year 2000.

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

Gross Margin

         Company gross margin for the three months ended June 30, 2000, decreased to 27.6% as compared to the 35.2% for same the period in 1999. The decrease was mainly due to substantial reduction in revenues coupled with the fixed nature of operating costs in our NHAN NA operation. For the nine months ended June 30, 1999 and 2000, gross margin remained constant and was 32.2% to 34.6% for these periods respectively. NHAN NA's gross margin percentage on a stand-alone basis decreased substantially from 38.8% to 6.8% for the quarter ended June 30, 2000, as compared to the same period of 1999 due to substantial reduction in revenues coupled with the fixed nature of operating costs, and the migration to our unified communications and unified information solutions business. NHAN NA's gross margin percentage decreased slightly from 36.4% for the period ended June 30, 1999 to 31.7% for the nine months ended June 30, 2000. INFOTEL's gross margin percentage on a stand-alone basis improved from 23.3% to 36.4% for the quarter ended June 30, 2000. For the nine months ended June 30, 1999 and 2000, INFOTEL's gross margin also improved from 25.0% to 29.0%. This increase in gross margin was due to (i) improved selling prices for test equipment product and project management services which represents 56.7% and 68.8% of total revenue for the three and nine months period ended June 30, 2000 respectively, and (ii) lower operating expenses. On a pro forma stand-alone basis TRIMARK had a gross margin decrease from 75.0% for the quarter ended June 30, 1999 to 67.3% for the quarter ended June 30, 2000, and increase from 77.5% for the nine months ended June 30, 1999 to 80.3% for the nine month ended June 30, 2000. The decrease in gross margin for the three months were due to lower billing levels for the MCIF sales. The direct costs associated with MCIF sales is minimal.

Selling, General and Administrative Expenses

         The Company's selling, general and administrative expenses ("SG&A") including goodwill and amortization, as a percentage of net sales increased to 63% for the three months ended June 30, 2000 compared to 30.3% for the same period in 1999. For the nine months ended June 30, 2000, the Company's SG&A increased to 45.7% from 41% for the nine months ended June 30, 1999. SG&A for NHAN NA on a stand-alone basis increased to 105.6% for the third fiscal quarter of 2000 as compared to 21.2% for the same period in 1999. For the nine months ended June 30, 2000, NHAN NA's SG&A expenses as a percentage of revenue also increased to 33.1% from 27.1% for the nine months ended June 30, 1999. The increases were due primarily increase in salary expenses for significant additional hires of sales, marketing, and administrative personnel; and sales and marketing related expenses and other expenses in relation to the introduction of our new hosted unified communication and information business model.

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

         NHancement's corporate overhead costs increased by $1.1 million or 183% for the three months ended June 30, 2000, compared to $0.6 million for the same period in the prior year due primarily to an interest expense related to a beneficial conversion feature associated with debentures issued offset by the third quarter mark-to-market net change in warrants and options issued to the company's Directors and certain employees consistent with variable accounting . NHancement's corporate overhead costs increased by 113% or $2.6 million from $2.3 million for the nine months ended June 30, 1999 to $4.9 million for the nine months ended June 30, 2000 due primarily to the mark-to market net change in warrants and options consistent with variable accounting.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended June 30, 2000, net cash provided by operating activities was $290,000. Although we incurred a loss of $5.3 million during this period, $4.1 million of this loss was attributed to various non-cash charges. Further, this loss was offset by a substantial decrease in accounts receivables. Net cash provided by investing and financing activities totaled $1.6 million consisting of the proceeds from issuance of convertible debentures offset by the purchase of software assets, the down payment of $2.0 million towards the purchase of the unified communications software, the repayments of the Company's line of credit, repurchase of Company's Common Stock from former owners of Infotel and purchases of software, property and equipment. At June 30, 2000, the Company had negative working capital of $12.2 million, a decrease of $14.3 million from the quarter ended March 31, 2000 due to the acquisition of $8.0 million of capitalized software included in accounts payable at June 30, 2000. The Company had a cash balance of $4.3 million (including restricted cash of $116,000) at June 30, 2000.

         During the quarter ended June 30, 2000, the Company paid off approximately $1.7 million on a credit line collateralized by its receivables.

         The Company, through its INFOTEL subsidiary, has completed a credit line with a major Singapore bank for S$3.5 million (approximately US$2.0 million) with interest at 1.25% above the bank prime rate to be used for INFOTEL's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. This credit line is guaranteed by the Company.

         The Company entered into an agreement whereby the Company purchased a non-exclusive license for certain software for cash of $10,010,000 and warrants to purchase 45,600 shares of the Company's Common Stock with an estimated fair value of $684,000. Concurrently, the Company paid the software vendor $2,000,000 and recorded accounts payable of $8,010,000. The software was acquired for internal use for the Company's inUnison-TM- portal service application. Amortization of the software will commence when the hosted internet portal is substantially complete and ready for its intended use.

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

         On June 9, 2000, the Company entered into a Project Development Agreement ("PDA") with a hardware manufacturer to help design and build its Personalized Communication Hub network architecture and infrastructure. Ninety-percent of the total project costs related to consulting services and 100% of the hardware and other product costs will be financed by a capital lease structured by the hardware manufacturer. The Company anticipates that as it implements its new business plans it will require significant additional capital to fund needed capital equipment, and that such funding needs may be financed through similar capital equipment leases which may require significant direct outlays of cash.

         Despite its negative working capital at June 30, 2000, management believes that the available cash and financing available through its equity line of $50.0 million, and potential other credit facilities are adequate to meet the working capital needs of the Company and its subsidiaries during the next 12 months. There can be no assurance that the Company will be able to obtain either debt or equity financing, if and when it is needed, for working capital and other needs.

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

WE HAVE CURRENTLY RECORDED A NET LOSS, WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

         We recorded net loss of approximately $3.6 million on net revenues of $4.3 million for our third quarter ended June 30, 2000, and net loss of $5.3 million on $21.6 million in revenue for the nine months ended June 30, 2000 and we also sustained significant losses for the fiscal year ended September 30, 1999 and for the nine-month period ended September 30, 1998. We also anticipate incurring a net operating loss for our fiscal year ended September 30, 2000.

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

         We have issued debentures to certain investors that may be converted into common stock at a discount to the then-prevailing market price of our common stock. The issuance of shares upon conversion of the principal and interest under the debentures may have a dilutive impact on our stockholders. The conversion of the debentures could have an immediate adverse effect on the market price of our common stock. To the extent that debenture and warrant holders convert their securities and sell the underlying shares into the market, the price of our shares may decrease due to the additional shares in the market.

OUR NEW PRODUCTS AND STRATEGIC PARTNERING RELATIONSHIPS MAY NOT BE SUCCESSFUL.

         We have announced a new product offering referred to as "personal communications hub" that is intended to provide our customers with hosted and non-hosted unifying communications and unifying information solutions. Personal communications hub will utilize the unified communications platform, Unified Open Network Exchange. While we believe that the personal communications hub suite of products and applications on the Unified Open Network Exchange platform will provide our customers with scaled, carrier grade IP-based solutions seamlessly across multiple channels, there can be no assurance of our customers' acceptance or adoption of personal communications hub products. Moreover, we will need to conform our existing products and applications onto the Unified Open Network Exchange platform. Such efforts could prove unsuccessful, and could result in delays and cost overruns.

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

WE PRESENTLY RELY UPON LEGACY VOICEMAIL SYSTEMS REVENUES.

         For the quarter ended June 30, 2000, legacy voicemail systems revenues (which includes customer premises equipment revenues) accounted for approximately 48.5% of Company's total revenues and 81.3% of our North American revenues. Management believes that future revenues from legacy voicemail systems will steadily decline over the next two years, due to the introduction of new unified messaging communication and information systems. Our ability to transition our product sales to the new unified communication and information platforms will be critical to our future growth. Revenue from the sales of enterprise information center products accounted for approximately 10% of our North America subsidiaries revenue for the two quarters ended September 30, 1999, approximately 8.3% and 51.5% of our North America subsidiaries revenues for the two quarters ended March 31, 2000 and June 30, 2000, respectively.

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

         -        Fluctuations in the financial markets

         -        General economic conditions

         -        Quarterly variations in our results of operations

IT WOULD REQUIRE SIGNIFICANT TIME AND EFFORT TO REPLACE OUR KEY PERSONNEL.

           Our business depends upon the services of its executives and certain key personnel, including Douglas S. Zorn, our President and Chief Executive Officer, John R. Zavoli, our Vice President of Finance and Chief Financial Officer, and Ken Murray, our Executive Vice President, Global Sales. Management changes often have a disruptive effect on businesses and can lead to the loss of employees because of the uncertainty inherent in change. In 1999 and early
2000, we had significant changes in our key personnel. We cannot be certain that we will be able to successfully attract and retain key personnel since the job market in the greater San Francisco Bay Area is intensely competitive. The loss of the services of any one or more of such key personnel, if not replaced, or the inability to attract such key personnel, could harm our business.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) RECENT SALES OF UNREGISTERED SECURITIES

     WARRANTS ISSUED DURING THE QUARTER ENDED JUNE 30, 2000

         On May 1, 2000, the Company issued 45,613 warrants to purchase shares of common stock to a software vendor in lieu of cash payment for the purchase of certain software products. The warrants are immediately exercisable and expire five years from the date of issuance. The exercise price on the date of issuance was $15.50 per share.

         On May 24, 2000, the Company issued 120,000 warrants to purchase shares of common stock to an investment corporation in lieu of providing them with a minimum aggregate drawdown commitment pursuant to that certain Common Stock Purchase Agreement entered into on May 24, 2000. The warrants are immediately exercisable and expire three years from the date of issuance. The exercise price on the date of issuance was $20.82 per share.

ITEM 5.  OTHER INFORMATION

         On June 23, 2000, William M. Stephens resigned as Director of the company. On June 23, 2000, the Company cancelled 50,000 warrants issued to Mr. Stephens on March 1, 2000. These warrants had an issue price of $11.50 per share equal to the closing price of February 29, 2000.

         The Company entered into an agreement whereby the Company purchased a non-exclusive license for certain software for cash of $10,010,000 and warrants to purchase 45,600 shares of the Company's Common Stock with an estimated fair value of $684,000. Concurrently, the Company paid the software vendor $2,000,000 and recorded accounts payable of $8,010,000. The software was acquired for internal use for the Company's inUnison-TM-portal service application. Amortization of the software will commence when the hosted internet portal is substantially complete and ready for its intended use.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB


        EXHIBIT
        NUMBER          DESCRIPTION OF EXHIBIT
-------------------------------------------------------------------------------

           4.29* Warrant dated May 1, 2000, issued to Cisco Systems Capital Corporation

           4.30*        Warrant dated May 24, 2000, issued to Kedrick
                        Investments Limited

          10.59* Master Agreement to lease equipment entered into as of April 21, 2000 with Cisco Systems Capital Corporation

*Incorporated by reference to original Report on Form 10-QSB filed with the Commission on August 14, 2000.

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