Form 10-Q
period 2001-06-30
APPIANT TECHNOLOGIES INC
filed 2001-08-20
CIK 1025985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2001

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


As of August 20, 2001, there were 14,267,475 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements. . . . . . . . .

          Condensed Consolidated Balance Sheets at June 30, 2001
          and September 30, 2000 . . . . . . . . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations and
          Comprehensive Loss for the three and nine months ended
          June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended June 30, 2001 and 2000 . . . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements . . . .   7

          Management's Discussion and Analysis of Financial
Item 2.   Condition and Results of Operations  . . . . . . . . . . . .  21

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  41

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  41

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . .  43

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .  46

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  47

PART  I.  FINANCIAL STATEMENTS
ITEM  1.  Condensed Consolidated Financial Statements

                      APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         June 30,      September 30,
                                                           2001            2000
                                                       (unaudited)
                                                     ---------------  ---------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents. . . . . . . . . . . .  $    3,977,000   $    5,603,000
   Restricted cash. . . . . . . . . . . . . . . . .         113,000          116,000
   Accounts receivable, net of allowance for
    doubtful accounts of $344,000 and $402,000. . .       3,368,000        3,907,000
   Inventory. . . . . . . . . . . . . . . . . . . .         160,000          550,000
   Equipment at customers under integration . . . .       1,368,000        1,708,000
   Prepaid expenses and other . . . . . . . . . . .         625,000          313,000
                                                     ---------------  ---------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .       9,611,000       12,197,000

   Property and equipment, net. . . . . . . . . . .       5,924,000        3,395,000
   Capitalized software, net. . . . . . . . . . . .      23,494,000       18,366,000
   Goodwill and other intangible assets, net. . . .      11,111,000        2,443,000
   Other assets . . . . . . . . . . . . . . . . . .       1,971,000        2,384,000
                                                     ---------------  ---------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $   52,111,000   $   38,785,000
                                                     ===============  ===============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Lines of credit. . . . . . . . . . . . . . . . .  $           --   $      343,000
   Accounts payable . . . . . . . . . . . . . . . .      11,907,000        5,269,000
   Accrued liabilities. . . . . . . . . . . . . . .       3,889,000        2,478,000
   Deferred revenue . . . . . . . . . . . . . . . .       2,179,000        2,919,000
   Income tax payable . . . . . . . . . . . . . . .         285,000          280,000
   Advances for preferred stock . . . . . . . . . .              --        3,500,000
   Accrued liability related to warrants. . . . . .       2,402,000               --
   Convertible notes payable. . . . . . . . . . . .       5,771,000               --
   Capital lease obligations, current portion . . .       5,612,000        3,072,000
                                                     ---------------  ---------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . .      32,045,000       17,861,000
   Capital lease obligations, net of
    current portion . . . . . . . . . . . . . . . .       4,435,000        4,717,000
                                                     ---------------  ---------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . .      36,480,000       22,578,000

REDEEMABLE CONVERTIBLE PREFERRED STOCK. . . . . . .         253,000               --

STOCKHOLDERS' EQUITY
   Common stock . . . . . . . . . . . . . . . . . .         157,000          123,000
   Additional paid-in capital . . . . . . . . . . .      80,039,000       49,261,000
   Unearned stock-based compensation. . . . . . . .        (288,000)      (2,012,000)
   Accumulated deficit. . . . . . . . . . . . . . .     (63,904,000)     (30,809,000)
   Accumulated other comprehensive loss . . . . . .        (626,000)        (356,000)
                                                     ---------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                               15,378,000       16,207,000
                                                     ---------------  ---------------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY                      $   52,111,000   $   38,785,000
                                                     ===============  ===============

              See notes to condensed consolidated financial statements.

                                      APPIANT TECHNOLOGIES INC.
                                          AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                             (UNAUDITED)


                                                 Three Months Ended          Nine Months Ended
                                                      June 30,                     June 30,
                                                 2001          2000          2001           2000
                                            -------------  ------------  -------------  ------------
NET REVENUES:
Products and integration services. . . . .  $  1,852,000   $ 1,132,000   $  5,236,000   $10,347,000
Other services . . . . . . . . . . . . . .     4,272,000     3,142,000     13,503,000    11,269,000
                                            -------------  ------------  -------------  ------------

TOTAL NET REVENUES                             6,124,000     4,274,000     18,739,000    21,616,000
Cost of revenues:
Products and integration services. . . . .     1,609,000     1,190,000      4,790,000     7,181,000
Other services . . . . . . . . . . . . . .     3,950,000     1,905,000     10,204,000     7,477,000
                                            -------------  ------------  -------------  ------------

TOTAL COST OF REVENUES                         5,559,000     3,095,000     14,994,000    14,658,000

GROSS PROFIT                                     565,000     1,179,000      3,745,000     6,958,000

OPERATING EXPENSES
Selling, general and administrative. . . .     3,746,000     2,497,000     13,766,000     9,255,000
Research and development . . . . . . . . .       965,000        36,000      2,175,000       134,000
Amortization of goodwill and other
intangibles. . . . . . . . . . . . . . . .       558,000       159,000        960,000       478,000
Impairment of equipment and capitalized
software . . . . . . . . . . . . . . . . .     3,699,000            --      3,699,000            --
                                            -------------  ------------  -------------  ------------

TOTAL OPERATING EXPENSES                       8,968,000     2,692,000     20,600,000     9,867,000

LOSS FROM OPERATIONS                          (8,403,000)   (1,513,000)   (16,855,000)   (2,909,000)
OTHER INCOME (EXPENSE)
Interest income. . . . . . . . . . . . . .        39,000        45,000        219,000       159,000
Interest expense . . . . . . . . . . . . .    (7,576,000)   (1,837,000)    (8,929,000)   (2,122,000)
Other. . . . . . . . . . . . . . . . . . .       417,000      (167,000)       376,000      (169,000)
                                            -------------  ------------  -------------  ------------

Total other expense                           (7,120,000)   (1,959,000)    (8,334,000)   (2,132,000)
Loss from operations before
 income tax                                  (15,523,000)   (3,472,000)   (25,189,000)   (5,041,000)
Provision for income tax . . . . . . . . .        54,000       147,000        280,000       271,000
                                            -------------  ------------  -------------  ------------

NET LOSS                                     (15,577,000)   (3,619,000)   (25,469,000)   (5,312,000)
Preferred dividends. . . . . . . . . . . .            --            --     (7,626,000)       (2,000)
                                            -------------  ------------  -------------  ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS.  $(15,577,000)  $(3,619,000)  $(33,095,000)  $(5,314,000)
                                            =============  ============  =============  ============

BASIC AND DILUTED NET LOSS PER COMMON
SHARE                                       $      (1.05)  $     (0.33)  $      (2.42)  $     (0.54)

SHARES USED IN PER SHARE CALCUATIONS -
BASIC AND DILUTED                             14,854,000    10,834,000     13,684,000     9,900,000

COMPREHENSIVE LOSS
 Net loss                                   $(15,577,000)  $(3,619,000)  $(25,469,000)  $(5,312,000)
 Other comprehensive (loss)
   Translation (loss)                            (11,000)      (30,000)       (74,000)      (28,000)
                                            -------------  ------------  -------------  ------------

COMPREHENSIVE LOSS                          $(15,588,000)  $(3,649,000)  $(25,543,000)  $(5,340,000)
                                            =============  ============  =============  ============

              See notes to condensed consolidated financial statements.

                          APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)


                                                                      Nine Months Ended
                                                                          June 30,
                                                                 ----------------------------
                                                                     2001           2000
                                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $(25,469,000)  $ (5,312,000)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Provision for (reduction in) doubtful accounts. . . . . . . .       (59,000)      (167,000)
  Depreciation and amortization . . . . . . . . . . . . . . . .     1,755,000        380,000
  Amortization of goodwill. . . . . . . . . . . . . . . . . . .       960,000        478,000
  Gain on sale of fixed assets. . . . . . . . . . . . . . . . .            --          1,000
  Gain on cancellation of equipment lease . . . . . . . . . . .      (157,000)            --
  Impairment of equipment and capitalized software. . . . . . .     3,699,000
  Stock-based compensation. . . . . . . . . . . . . . . . . . .    (2,015,000)     1,814,000
  Deemed interest expense related to notes payable convertible
   at a discount. . . . . . . . . . . . . . . . . . . . . . . .       190,000             --
  Deemed interest expense related to notes payable to related
   Party convertible at a discount. . . . . . . . . . . . . . .     1,274,000         47,000
  Amortization of discount on notes payable to related
   party. . . . . . . . . . . . . . . . . . . . . . . . . . . .       950,000             --
  Cost of additional warrants issued to related party . . . . .     3,799,000             --
  Amortization of discount on notes payable . . . . . . . . . .       171,000      1,596,000
  Amortization of issuance costs on notes payable . . . . . . .        17,000             --
  Remeasurement of warrant due to registration requirement. . .     1,120,000             --
  Changes in operating assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . . . .     1,121,000      2,351,000
    Inventory and equipment at customers under integration. . .       729,000       (880,000)
    Prepaid expenses and other. . . . . . . . . . . . . . . . .      (812,000)       (91,000)
    Other assets. . . . . . . . . . . . . . . . . . . . . . . .      (337,000)      (135,000)
    Income tax payable. . . . . . . . . . . . . . . . . . . . .         5,000        214,000
    Accounts payable and other current liabilities. . . . . . .     3,491,000       (767,000)
    Accrued liability related to warrants . . . . . . . . . . .     2,402,000
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . .      (741,000)       761,000
                                                                 -------------  -------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . . . . . .    (7,907,000)       290,000
                                                                 -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . .         3,000         70,000
  Proceeds on sale of property and equipment. . . . . . . . . .            --         17,000
  Cash acquired in connection with purchase of Trimark, Inc.. .            --         45,000
  Cash acquired in connection with purchase of Quaartz Inc. . .        22,000             --
  Acquired software assets. . . . . . . . . . . . . . . . . . .            --     (2,000,000)
  Capitalization of software development costs. . . . . . . . .    (2,198,000)      (354,000)
  Purchase of property and equipment. . . . . . . . . . . . . .    (1,582,000)      (727,000)
                                                                 -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . .    (3,755,000)    (2,949,000)
                                                                 -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Funds in escrow . . . . . . . . . . . . . . . . . . . . . . .            --       (791,000)
  Borrowings under line of credit . . . . . . . . . . . . . . .            --     13,673,000
  Repayments under line of credit . . . . . . . . . . . . . . .      (343,000)   (14,213,000)
  Borrowing of notes receivable from related party. . . . . . .      (250,000)            --
  Repayment of notes receivable from related party. . . . . . .       250,000        297,000
  Proceeds from draw on equity line . . . . . . . . . . . . . .     1,745,000             --
  Proceeds from notes payable and sale of warrants. . . . . . .     5,100,000             --
  Repayment of note payable to related party. . . . . . . . . .      (100,000)      (150,000)
  Proceeds from issuance of Series B preferred stock, net of
   issuance costs . . . . . . . . . . . . . . . . . . . . . . .     4,959,000             --
  Proceeds from issuance of convertible debentures, net of
   issuance costs of $403,000                                                      5,397,000
  Proceeds from warrants and options exercised for common stock     1,746,000        574,000
  Principal payments on capital lease . . . . . . . . . . . . .    (2,798,000)      (120,000)
  Principal payment on notes payable. . . . . . . . . . . . . .            --       (119,000)
                                                                 -------------  -------------
NET CASH PROVIDED BY FINANCING  ACTIVITIES                         10,309,000      4,548,000
                                                                 -------------  -------------
  Effect of exchange rate changes on cash                            (273,000)        14,000
                                                                 -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (1,626,000)     1,903,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   $  5,603,000   $  2,329,000
                                                                 -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  3,977,000   $  4,232,000
                                                                 =============  =============

           See notes to condensed consolidated financial statements.

                        APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)

------------------------------------------------------------------------------------------
Supplemental disclosures for cash flow information:
 Cash paid during the period for:
  Interest                                                  $      647,000  $      135,000
  Income taxes                                              $       88,950  $        6,000
 NON-CASH TRANSACTIONS:
  Property and equipment acquired under capital leases      $    3,654,000  $      351,000
  Accounts payable for purchases of property and equipment  $    2,643,000  $           --
  Accounts payable written-off for purchases of property
   and equipment returned during third quarter . . . . . .  $    1,564,000
  Software assets acquired under capital leases             $      563,000  $           --
  Payable for purchases of software asset financed
   under capital leases during first quarter                $    1,503,000  $           --
  Accounts payable for purchase of software assets          $      767,000  $           --
  Deemed dividend on beneficial conversion feature of
   Series B Preferred Stock                                 $    7,626,000  $           --
  Recognition of beneficial conversion feature on notes
   payable                                                  $    2,548,000  $           --
  Allocation of proceeds to fair value of warrants
   issued on notes payable                                  $    5,330,000  $           --
  Issuance of warrants to strategic partner in conjunction
   with convertible debentures . . . . . . . . . . . . . .  $      546,000
  Issuance of warrants to underwriters in conjunction
   with sale of Series B Preferred Stock                    $    1,107,000  $           --
  Modification of warrant exercise price in
   conjunction with sale of Series B Preferred Stock        $    1,847,000  $           --
  Issuance of common stock to underwriters in conjunction
   with sale of Series B Preferred Stock                    $      573,000  $           --
  Costs of financing on Equity line                         $    1,745,000  $           --
  Conversion of Series B Preferred Stock into Common
   Stock                                                    $    4,678,000  $           --
  Conversion of advances to Series B Preferred Stock        $    3,500,000  $           --
  Issuance of common stock in Quaartz acquisition           $    8,310,000  $           --

            See notes to condensed consolidated financial statements.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The balance sheet as of September 30, 2000 is derived from the Company's audited financial statements included in its Form 10-KSB for the fiscal year ended September 30, 2000 but does not include all disclosures required by generally accepted accounting principles in the United States of America. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments)which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending September 30, 2001.

The consolidated financial statements include our results as well as the results of our significant operating subsidiaries: NHancement Technologies North America, Inc., doing business as Appiant Technologies North America ("APPIANT NA") and Infotel Technologies (Pte) Ltd ("Infotel").

APPIANT NA revenues were 41% and 58% of consolidated net revenues for the nine months ended June 30, 2001 and 2000. Infotel revenues were 59% and 42% of consolidated net revenues for the nine months ended June 30, 2001 and 2000. No revenues have been recorded through June 30, 2001 from the Company's hosted internet inUnison(TM) unified communication and unified information portal services.

2.   NET  LOSS  PER  SHARE

Basic net loss per share is computed based on the weighted average number of shares outstanding during the period. Diluted net loss per share is also computed based on the weighted average number of shares outstanding during the period. Diluted net loss per share does not include the weighted average effect of dilutive potential common shares including convertible preferred stock, convertible debentures and options and warrants to purchase common stock in any period presented because the effect is anti-dilutive.

The following table presents information necessary to reconcile basic and diluted net loss per common and common equivalent share:

                                                         Three Months Ended           Nine Months Ended,
                                                              June 30,                     June 30,
                                                        2001           2000          2001           2000
                                                    -------------  ------------  -------------  ------------
Net loss                                            $(15,577,000)  ($3,619,000)  $(25,469,000)  ($5,312,000)
Preferred stock dividends                                     --            --     (7,626,000)       (2,000)
                                                    -------------  ------------  -------------  ------------
Net loss available to common stockholders - basic    (15,577,000)  ($3,619,000)   (33,095,000)  ($5,314,000)
                                                    =============  ============  =============  ============
Weighted average shares used in net loss per share
 - basic and diluted                                  14,854,000    10,834,000     13,684,000     9,900,000
                                                    -------------  ------------  -------------  ------------
Anti-dilutive securities:
  Convertible preferred stock                             36,000            --         36,000            --
  Convertible notes and debentures                     2,380,000            --      2,380,000            --
  Options and warrants to purchase
   common stock                                        8,579,000     3,057,000      8,579,000     3,057,000
                                                    -------------  ------------  -------------  ------------
Anti-dilutive securities not included in
 net loss per share calculation                       10,995,000     3,057,000     10,995,000     3,057,000
                                                    =============  ============  =============  ============


3.   INVENTORY

Inventory consists of systems and system components and is valued at the lower of cost (first-in, first-out method) or market.

4.   RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the Standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

The Company has significant international sales transactions generated by it's Singapore subsidiary, Infotel. The Company has used forward exchange contracts to hedge firm purchase commitments that expose the Company to risk as a result of fluctuations in foreign currency exchange rates. Gains and losses of forward exchange contracts that were designated as hedges of firm purchase commitments were deferred in other current liabilities and were included in the measurement of the underlying transaction. Hedge accounting was only applied if the derivative reduced the risk of the underlying hedged item and was designated at inception as a hedge. Derivatives are measured for effectiveness both at inception and on an ongoing basis. There were no exchange contracts outstanding at June 30, 2001.

6.   WRITE-OFF  OF  COMPUTER  EQUIPMENT  AND  SOFTWARE  ASSETS

In the nine months ended June 30, 2001, the Company entered into lease financing arrangements with a hardware vendor, under which approximately $1.3 million related to hardware and related product costs and $2.5 million related to consulting services were acquired for its first data center in Atlanta, Georgia. The Company relocated its data center to Sunnyvale, California in June 2001 and intends to relocate the hardware and related costs of $1,500,000 to this location and wrote off the remaining net book value of $2.5 million related to consulting services for the first data center to operating expenses. The capitalized consulting services related to the installation of the hardware and the Company determined that they had no future value following the relocation. The Company is in discussions with the hardware vendor regarding the balance due under the lease, including revised payment terms and possible forgiveness of a part or all of the lease payments. On June 29, 2001, the Company returned various items of computer equipment and related goods related to the first data center to the vendor for an aggregate purchase price of $1.6 million. The vendor forgave the balance due under the capital lease of $1.6 million and the equipment and payable was written off in the three months ended June 30, 2001.

In addition, the Company had capitalized $1.2 million as part of its software asset related to software and services obtained for billing and provisioning. In June 2001, the Company concluded that other software would be used as the primary billing application and that the software did not have any other alternative future use, and therefore, $1.2 million was written off in the three months ended June 30, 2001. The Company is in discussions with the vendor regarding settlement of the related account payable.

7.   COMMITMENTS  AND  CONTINGENCIES

Operating  Leases

The Company leases its principal office facilities pursuant to non-cancelable operating leases in Pleasanton, California, which expires in 2007. Quaartz leases office space in Santa Clara, California pursuant to non-cancelable leases, which expire in 2002 and 2007. NHAN India leases office space that expires in February 2003. Infotel leases office space in Singapore with the lease expiring in December 2002.


Future minimum rental payments under operating leases as of June 30, 2001 are as follows (in thousands):

FISCAL YEAR


      2001              $  503,000
      2002               1,928,000
      2003               1,627,000
      2004                 743,000
      2005                 345,000
      Thereafter           970,000
                        ----------
                        $6,116,000
                        ==========

Capital Leases

In the nine months ended June 30, 2001, the Company entered into additional financing transactions with a hardware vendor, financing approximately $1.3 million related to hardware and other product costs and $2.5 million related to consulting services (See Note 6).

The Company also leases computer equipment and other software under capital leases. These leases extend for varying periods through 2004. On July 27, 2001, the Company entered into a settlement and release agreement with a software vendor which the Company has a leasing arrangement for the non-exclusive license of certain software with a remaining balance of $7.4 million (see Note 14).

Equipment and software under capital leases included in property and equipment and capitalized software are as follows:


                                        June 30,     September 30,
                                          2001           2000
                                      ------------  ---------------
     Equipment                        $ 5,107,000   $    1,047,000
     Software                          10,573,000       10,010,000
                                      ------------  ---------------
                                       15,680,000       11,057,000
     Less:  accumulated amortization     (975,000)        (144,000)
                                      ------------  ---------------
                                      $14,705,000   $   10,913,000
                                      ============  ===============

Future capital lease payments are as follows:

FISCAL  YEAR


                                          June 30,
                                            2001
                                        ------------
     Remainder of 2001                  $ 2,885,000
     2002                                 4,972,000
     2003                                 2,697,000
     2004                                    31,000
                                        ------------
                                         10,585,000
     Less amount representing interest     (538,000)
                                        ------------
     Present value of minimum future
      Payments                           10,047,000
     Less current maturities              5,612,000
                                        ------------

                                        $ 4,435,000
                                        ============

Contingencies

In January 2001, a software vendor (the "vendor") filed a complaint against Quaartz, a wholly owned subsidiary located in Santa Clara, California (see note
13) for damages for breach of contract in the amount of $130,000 plus interest and attorneys fees. The vendor alleged that Quaartz breached a software licensing agreement for the vendor's Intellisync software development engine wherein Quaartz failed to make 2 payments totaling $65,000 each. In March 2001, Quaartz filed a cross complaint for breach of contract in the amount of at least $70,000 plus interest and attorneys fees. These cross-claims are based on allegations that the software the vendor provided to Quaartz did not include key synchronization features, which the vendor represented to the Quaartz were included in the software. Moreover, Quaartz alleges that the software did not function in accordance with the terms of the licensing agreement. Both parties have answered to each complaint. In addition the parties have agreed to mediate the matter and have agreed upon October 19, 2001 to conduct mediation. The Company has recorded a contingent liability of $130,000 but has not recorded any contingent assets in relation the cross complaint or any additional costs related to the defense of the claim.

In order to adapt the office space to the Quaartz's requirements, Quaartz vacated Suite 101 at their existing premises and moved to Suite 203 in the same premises. Quaartz did not formally cancel the lease for Suite 101 and is currently in negotiation with the landlord to settle claims for alleged breach of the leasehold agreement. In July 2001, the landlord sent a proposal to Quaartz's management to settle this litigation. This proposal stated an amount due of $2,580,000. The landlord offered to provide a complete release of all obligations to the lease for the sum of $559,000. This offer was available until July 12, 2001 and was not accepted by the Company. Quaartz is currently in negotiations with the landlord. The vacant office space has been subleased to another tenant. No amount has been accrued in relation to this contingency.

In December 2000, a former employee filed suit for wrongful termination in the Superior Court of Alameda County, State of California. The Company believes the suit is without merit and is defending it vigorously. No amount has been accrued in relation to this contingency.

The Company remains in discussions with two former employees who believe they were wrongfully denied severance by the Company. The Company disputes these allegations and has claims regarding the failure of such employees to properly perform their duties and obligations to the Company.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. While management intends to defend vigorously, there can be no assurance that any of these complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flow. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

On April 24, 2001 a vendor filed suit against the Company in the Superior Court of California, County of San Diego, claiming breach of contract and anticipatory breach of contract. The first cause of action sought a principal sum of $164,000, alleging that the Company failed to fully pay the vendor for public relations services rendered. The second cause of action sought a principal sum of $348,000, alleging that the Company failed to pay the vendor for marketing and advertising services rendered. The final cause of action claimed a principal sum of $93,000, alleging that the Company did not provide the requisite advance notice for termination of both the Public Relations Agreement and Marketing Agreement. During the third fiscal quarter of 2001, the Company has settled the suit with the vendor for $380,000. The Company had previously established an accrual of $300,000 for this contingency and recorded an additional accrual of $80,000 in the three month period ended June 30, 2001.

8.   CONVERTIBLE  NOTES  PAYABLE

In 2000, the Company instituted arbitration proceedings against one of our customers for breach of contract totaling approximately $610,000, of which the customer had paid us approximately $276,000. In the three month period ended June 30, of 2001, the Company settled with the customer for $164,000. The Company will recognize revenue for the settled amount when cash is received.

Convertible Promissory Notes Payable

On March 21, 2001, the Company entered into Convertible Promissory Notes Payable with a related party in the principal amount of $2,500,000 (the "$2,500,000 Notes"). The $2,500,000 Notes accrues interest at 10% per annum and becomes fully due and payable on May 31, 2001 (the "Maturity Date"). Upon approval by the Company's shareholders, the principal and accrued interest under the $2,500,000 Note converts into shares of the Company's common stock at any time on or after the Maturity Date. The conversion price is equal to 80% of the average of the five days lowest closing market price of the common stock during the period beginning on March 16, 2001 and ending on the Maturity Date. If the principal and accrued interest on the $2,500,000 Note is not paid in full or converted into Common Stock for any reason other than awaiting shareholder approval, and otherwise in accordance with the terms on or before the Maturity Date, then the conversion price shall be reduced 20% for each full week that this note is not paid or converted, provided that the conversion price shall not in any event be reduced to less than $1.00. If the shareholders fail to approve the issuance of equity, the related party may receive cash in the amount of $250,000 in addition to the repayment of the principal and unpaid accrued interest at 25% per annum. The $2,500,000 Note is past due and was not converted to common stock as of June 30, 2001 as it has to be approved by the Company's shareholders.

In conjunction with the $2,500,000 Note, the Company issued a warrant to purchase 462,963 shares of its common stock at an exercise price of $2.70 per share with a term of 7 years (See Note 10). The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of seven years, a risk free interest rate of 5.80%, a dividend yield of 0% and volatility of 141%. The allocation of note proceeds to the fair value of the warrant of $950,000 was recorded as a discount on the $2,500,000 Note and recorded as additional paid in capital. The discount on the $2,500,000 Notes was amortized over the note maturity period and, as a result, $147,000 was recorded as non-cash interest expense in the three month period ended March 31, 2001 and the remaining $803,000 was recorded as non-cash interest expense in the three months ended June 30, 2001.

As a result of the beneficial conversion feature described above for the $2,500,000 Note, the Company recorded a charge to additional paid in capital of $1,274,000, which was recorded as a discount on the note payable. The discount on the note payable is amortized over its maturity period and, as a result, $197,000 was recorded as non-cash interest expense in the three month period ended March 31, 2001 and the remaining $1,077,000 was recorded as non-cash interest expense in the three months June 30, 2001 (See Note 10).

In addition, the Company issued 1,500,000 additional warrants to the same related party to purchase shares of the Company's common stock at an exercise price of $2.70 per share due to the failure of the Company's completion of an equity investment of at least $6 million on or before May 31, 2001. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of 7 years, a risk free interest rate of 4.775%, a dividend yield of 0% and volatility of 147%. The fair value of $3,799,000 was recorded non-cash interest expense in the three months ended June 30, 2001.

On May 31, 2001, the Company entered into Convertible Promissory Notes Payable with two related parties, the Company's Chief Executive Officer and the Vice President of Sales, in the principal amount of $100,000 each (the $200,000 Notes"). The $200,000 Notes accrue interest at 14% per annum and became fully due and payable on June 21, 2001 ("maturity date"). The $200,000 Notes were also convertible on the maturity date into shares of the Company's common stock at 90% of the conversion price applicable to any security received in any interim financing subsequent to the date of the notes. If no interim financing was obtained on or before the maturity date, the $200,000 Notes were convertible into shares of the Company's common stock at 90% of the closing price on the trading day immediately preceding the maturity date.

In addition, the Company issued warrants to the same related party's to purchase 20,000 shares each of the Company's common stock at an exercise price of $1.57 per share (See Note 10). The Black-Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The allocation of the $200,000 Note proceeds to the fair value of the warrants of $44,000 was recorded as a discount on the notes payable and recorded as additional paid-in capital. The discount on the notes payable was amortized over the note maturity period and, as a result, $44,000 was recorded as non-cash interest expense in the three months ended June 30, 2001.

As a result of the beneficial conversion feature described above for the $200,000 Notes, the Company recorded a charge to additional paid-in capital of $67,000, which was recorded as a discount on the notes payable. The discount was amortized over the maturity period and, as a result, the Company recorded non-cash deemed interest expense of $67,000 in the three month period ended June 30, 2001. The Chief Executive Officer's note was repaid in full on June 21, 2001. The Vice President of Sales' note has not been converted into common stock and remained outstanding at June 30, 2001.

On May 31, 2001, the Company also entered into Convertible Promissory Notes Payable with the same terms as the $200,000 Notes, with a related party in the principal amount of $150,000 and a non-related party in the principal amount of $250,000 (the "$400,000 Notes"). These $400,000 Notes were rolled into the convertible debentures payable issued on June 8, 2001 (the "June 8, 2001 Debentures").

In addition, the Company issued warrants to purchase 30,000 and 50,000, respectively, shares of the Company's common stock at an exercise price of $1.57 per share (See Note 10). The Black-Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The allocation of the $400,000 Note proceeds to the fair value of the warrants of $88,000 was recorded as a discount on the notes payable and recorded as additional paid-in capital. The discount on the notes payable was fully amortized and, as a result, $88,000 was recorded as non-cash interest expense in the three month period ended June 30, 2001.

As a result of the beneficial conversion feature described above, the Company recorded a charge to additional paid-in capital of $133,000, which was recorded as a discount on the $400,000 Notes. The discount on the $400,000 Notes payable was amortized to the note extinguishment date and, as a result, $51,000 was recorded as non-cash interest expense in the three months ended June 30, 2001. On the extinguishment date, the Company calculated the intrinsic value of the beneficial conversion feature of $44,000, reversed the beneficial conversion charge previously recorded and recorded additional non-cash interest expense of $39,000.

June 8, 2001 Convertible Debentures Payable

On June 8, 2001, the Company entered into a Convertible Debentures purchase agreement with certain investors in the aggregate principal amount of $2,400,000. The investors were obtained through a strategic partnering agreement. The June 8, 2001 Debentures accrue interest at 8% per annum, payable in common stock at the time of conversion. The conversion price is equal to lower of 110% of the average of any three closing bid prices selected by the investor during the 15 trading days prior to conversion or $2.44.

In connection with the June 8, 2001 Debentures, the Company issued warrants to purchase 1,081,000 shares of the Company's common stock at an exercise price of $2.89 per share (See Note 10). The Black-Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The allocation of the June 8, 2001 Debenture proceeds to the fair value of the warrants of $1,282,000 was recorded as a discount on the Debenture and recorded as a warrant liability due to the Company's requirement to register the common stock. The common stock issuable pursuant to the conversion and exercise of the Debenture and warrant respectively must be registered within 30 days after the closing date of the next round of financing. The discount on the Debentures is amortized over the note maturity period and, as a result, $39,000 was recorded as non-cash interest expense in the three month period ended June 30, 2001. In addition, due to the registration requirement the warrants need to be remeasured to their estimated value each reporting period until they are registered. As a result, the Company has recorded $1,120,000 of non-cash deemed interest expense during the three months ended June 30, 2001. The warrants were remeasured at June 30, 2001 using the Black-Scholes option pricing model using the following assumptions: contractual term of 5 years, a risk-free interest rate of 4.63%, a dividend yield of 0% and volatility of 147%. The liability related to the warrants total $2,402,000 at June 30, 2001.

As a result of the beneficial conversion feature described above for the June 8, 2001 Debentures, the Company recorded a charge to additional paid-in capital of $1,118,000, which was recorded as a discount on the notes payable. The discount on the notes payable is amortized over the note maturity period and, as a result, $34,000 was recorded as non-cash interest expense in the three month period ended June 30, 2001.

At any time until August 30, 2001, if the Company raises at least $25 million, the Company shall have the right to redeem all outstanding debentures at a price equal to 115% of par plus accrued dividends. If the debentures are redeemed, the investor shall retain 60% of all issued warrants. Within 30 days after the closing date of the interim financing, the Company is required to file a registration statement for resale of all common stock issuable pursuant to the funding.

The Company issued warrants to purchase 200,000 shares of the Company's common stock to its strategic partner for finding investors for the June 8, 2001 Debentures at an exercise price of $1.60 per share (See Note 10). The Black-Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.63%, a dividend yield of 0% and volatility of 147%. The fair value of $546,000 was accounted for as a convertible debentures issuance costs and recorded as a deferred charge. The issuance cost is amortized over the note maturity period and, as a result, $17,000 was recorded as a non-cash interest expense in the three month period ended June 30, 2001.


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

As of June 30, 2001, 83,120 preferred shares have been converted into 831,200 shares of the Company's common stock and 4,500 preferred shares remain outstanding.


10.  STOCKHOLDERS' EQUITY

WARRANTS

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

On November 28, 2000, the Company issued a warrant to purchase 30,000 shares to a professional services firm in consideration for certain services rendered to us at an exercise price of $8.34 per share. The warrants are immediately exercisable and expire in November 2005. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of five years, a risk free interest rate of 5.08%, a dividend yield of 0% and volatility of 135%. The fair value of $413,000 was expensed during the three months ended December 31, 2000.

On March 21, 2001, the Company issued a warrant, subject to adjustments pursuant to the terms of the Warrant, to purchase 462,963 shares of its common stock with an exercise price of $2.70 per share to a related party in conjunction with a Convertible Promissory Note (See Note 8). The warrant is immediately exercisable and expires in 7 years. As of May 31, 2001, the Company had not completed an equity investment in the Company in the aggregate principal amount of at least $6 million, and the Company had not prepaid the note payable and accrued interest in cash or common shares. As a result, the Company issued an additional warrant on May 31, 2001 to purchase 1,500,000 shares of Common Stock with an exercise price of $2.70. The warrant is immediately exercisable and expires in 7 years.

On April 9, 2001, the Company issued a warrant to purchase 200,000 shares of its common stock with an exercise price of $2.00 to a customer in connection with a Master Service Agreement. The warrant is immediately exercisable and expires in 5 years. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The fair value of $449,000 was accounted for as a deferred cost of sales and recorded as an "other asset." The deferred cost of sales is amortized over the Master Service Agreement term and, as a result, $34,000 was recorded as non-cash cost of sales in the three months ended June 30, 2001.

On May 31, 2001, the Company issued warrants to purchase 120,000 shares of its common stock with an exercise price of $1.57 per share to certain investors in conjunction with the $200,000 Notes and $400,000 Notes (See Note 8). The warrants are exercisable immediately and expire in 5 years.

On June 8, 2001, the Company issued warrants to purchase 1,081,000 shares of its common stock with an exercise price of $2.89 per share to certain investors in conjunction with June 8, 2001 Debentures (See Note 8). The warrants are exercisable immediately and expire in 5 years.

On June 8, 2001, the Company issued warrants to purchase 200,000 shares of its common stock to its strategic partner at an exercise price of $1.60 (See Note
8). The warrants are immediately exercisable and expire in 5 years.

COMMON STOCK

On May 23, 2001, the Company acquired all of the outstanding stock of Quaartz Inc. and issued 1,500,00 shares of its common stock with an estimated value of $8.3 million to former Quaartz shareholders (See Note 12).

STOCK PURCHASE AGREEMENT

In fiscal year 2000 the Company entered into a common stock purchase agreement (the "equity line agreement"), dated May 24, 2000 and amended as of June 30, 2000 with an investment corporation under which the Company may require the investment corporation to purchase up to $50 million of its common stock. Under the terms of the equity line agreement, the Company is under no obligation to sell its common stock to the investment corporation. However, the Company may make up to a maximum of twelve requests for the purchase of its common stock with no single purchase exceeding $4 million unless otherwise agreed to by the investment corporation. In addition, the equity line agreement does not require the investment corporation to purchase the Company's common stock if it would result in the investment corporation owning more than 9.9% of the Company's outstanding common stock. The purchase price of the common stock is 92% of the volume weighted average price per share of the Company's common stock over the eighteen-day period prior to the date the Company requests the investment corporation to purchase its common stock. In addition, the investment corporation will receive a 2% placement fee and an escrow agent fee from the proceeds due to the Company. In conjunction with the stock purchase agreement, the Company issued a warrant to purchase 120,000 shares of its common stock. The warrant exercise price was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for securing a waiver from the investment corporation allowing us to issue Series B preferred stock to other investors, as well as engage in other financing transactions (see "Warrants" above). The Black-Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of 3 years, a risk free interest rate of 5,8%, a dividend yield of 0% and a volatility of 135%. The fair value of $2,144,000 was accounted for as a non-current asset. As and when stock is purchased under the equity line agreement, the costs will be reclassified from "Other assets" to "Additional paid in capital", on a dollar for dollar basis with the amount of proceeds received from the sale of common stock.

During the second quarter, the Company requested that the investment corporation purchase $1.745 million of stock under the equity line agreement. Accordingly, the Company received net proceeds of $1.745 million under the equity line and, accordingly, reclassified $1.745 million from "Other Non-Current Assets" to "Additional paid-in capital" upon receipt of the proceeds and issuance of the stock. If at termination of the agreement the proceeds received from the sale of common stock are less than the costs associated with this agreement, then the residual costs remaining in "Other Assets" will be charged to expense.

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

The Company's reportable operating segments include APPIANT NA, Infotel, and other, which includes corporate operations. APPIANT NA, includes the Company's enterprise operations, Triad and NHAN SWG. APPIANT NA enterprise operations include systems integration and distribution of voice processing and multimedia messaging equipment, technical support and ongoing maintenance. Triad, which provides profile selling services to corporate and credit union clients, has been classified as part of APPIANT NA for internal reporting purposes rather than as a separate segment. The Company acquired Quaartz on May 23, 2001, an application and service provider primarily involved in software development projects for the Company. The results of Quaartz have been included with those of Appiant NA since the date of acquisition. The periods ended June 30, 2000 have been reclassified to conform to the current fiscal year presentation. Triad derives substantially all of its revenue from sales in the U.S. NHAN SWG was formed late in fiscal 1999 to design, develop, market and sell the inUnison(TM) portal services. NHAN SWG did not generate revenue in 2001 or 2000. The following table presents APPIANT NA's net revenue by country and is attributed to countries based on location of the customer:


                    For the three months ended   For the nine months ended
                              June 30,                    June 30,
                    --------------------------  --------------------------
                         2001         2000          2001          2000
                    ------------  ------------  ------------  ------------
     United States  $  1,964,000  $  1,825,000  $  4,673,000  $ 12,606,000
     India               567,000            --     3,038,000            --
                    ------------  ------------  ------------  ------------
                    $  2,531,000  $  1,825,000  $  7,711,000  $ 12,606,000
                    ============  ============  ============  ============


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


                                       APPIANT NA      INFOTEL      OTHER(1)        TOTAL

THREE MONTHS ENDED June 30, 2001
  Net revenue to external customers   $  2,531,000   $ 3,593,000  $        --   $  6,124,000
  Net Income (loss)                     (8,260,000)      158,000   (7,475,000)   (15,577,000)
  Total assets                          25,323,000    10,014,000   16,774,000     52,111,000

THREE MONTHS ENDED June 30, 2000
  Net revenue to external customers   $  1,826,000   $ 2,448,000  $        --   $  4,274,000
  Net Income (loss)                     (2,236,000)      347,000   (1,730,000)    (3,619,000)
  Total assets                           9,645,000     8,778,000   18,045,000     36,468,000

NINE MONTHS ENDED June 30, 2001
  Net revenue to external customers   $  7,711,000   $11,028,000  $        --   $ 18,739,000
  Net Income (loss)                    (18,332,000)      771,000   (7,908,000)   (25,469,000)
  Total assets                          12,888,000    10,014,000   16,774,000     52,111,000



NINE MONTHS ENDED June 30, 2000
  Net revenue to external customers   $ 12,606,000   $ 9,010,000  $        --   $ 21,616,000
  Net Income (loss)                     (1,441,000)      919,000   (4,790,000)    (5,312,000)
  Total assets                           9,645,000     8,778,000   18,045,000     36,468,000

(1) Other includes corporate expenses. Additionally, management reports include goodwill for Infotel in total assets.


12.  ACQUISITION

Effective May 23, 2001, Appiant Technologies, Inc. ("Appiant") acquired all of the outstanding stock of Quaartz, Inc. ("Quaartz"). The total purchase price of $9.1 million consisted of the following:

(a) 1,500,000 shares of Appiant's common stock with an estimated value of $8,310,000, calculated by multiplying the number of shares issued by Appiant by $5.54, which represents the average price of Appiant's stock for the period two days preceding through two days following Appiant's announcement of the Merger, which occurred on February 8, 2001,

(b)  An estimated $342,000 of acquisition expenses, and

(c) an estimated fair value of $429,000 relating to 92,387 stock options issued by Appiant in relation to the cancellation of all of the stock options held by Quaartz employees. The stock options were valued using the Black-Scholes option pricing model with the following assumptions: fair market value of Appiant stock of $5.54, exercise price of $4.50, estimated life of the options of 4 years, volatility of 147%, dividend rate of 0%, and risk-free interest rate of 4.375%.

The acquisition has been accounted for using the purchase method of accounting and accordingly the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

The preliminary allocation of the purchase price is as follows, (as of May 23, 2001):

Tangible  assets,
Primarily  property
and  equipment           $    393,000

Workforce                $  1,223,000

Technology               $  2,790,000

Liabilities  assumed     $ (4,000,000)

Goodwill                 $  8,675,000
                         -------------
                         $  9,081,000
                         =============


The following unaudited pro forma financial information for nine months ended June 30, 2001 and the year ended September 30, 2000 assumes the Quaartz acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including amortization of intangible assets. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of Quaartz been affected on the dates indicated.

Liabilities assumed are as follows:

Fair value of notes payable to related party
 (principal  amount  $3,000,000)                 $  2,729,000

Contingent liability to software vendor
 (see  Note  7)                                  $    130,000

Accrued  payroll  costs                          $    350,000

Line  of  credit                                 $    300,000

Accounts payable and other accrued liabilities   $    320,000

The notes payable to the related party are comprised of $1,000,000 relating to a recourse note and $2,000,000 relating to a non-recourse note, both of which were originally due on December 31, 2000. No interest is payable on either of these notes.

The line of credit provides for unsecured borrowings of up to $300,000, and is due on June 30, 2001 and bears interest at a rate equal to the Wall Street Journal prime rate (9.5% at September 30, 2000). Under this line of credit, the Company is not required to maintain any financial covenants.

                                                    Nine Months Ended        Year Ended
                                                         June 30,           September 30,
                                                          2001                  2000
                                                   -------------------  --------------------
Net revenues                                       $       18,845,000   $        26,929,000
Net loss                                                  (41,799,000)          (28,649,000)

Basic and diluted net loss per common share        $            (2.79)  $             (2.43)
Shares used in per share calculations - basic and
 diluted                                                   14,980,000            11,803,000

The results of operations of Quaartz have been included with those of the Company since the date of acquisition, May 23, 2001.

During the nine months ended June 30, 2001, payments of $1,215,000 were made to Quaartz for services provided to the Company, primarily in conjunction with software development projects. As a result, the Company recorded capitalized software of $562,000, research and development expense of $229,000, and selling, general and administrative expense of $424,000.

13.  RESTRUCTURING CHARGE

The Company restructured its operations, closing a number of remote divisions and implementing a 20% work force reduction in the quarters ended March 31, 2001 and June 30, 2001. Restructuring charges consisted principally of severance payments to former Officers and Executives and operational and administrative employees of APPIANT NA. A total of 68 employees were terminated in March 2001 and April 2001 and a total of $302,000 was expensed to selling, general and administrative in the three months ended March 31, 2001 and $61,000 was expensed to selling, general and administrative in the three months ended June 30, 2001. All amounts accrued have been paid at June 30, 2001.

14.  SUBSEQUENT EVENT

On July 27, 2001, the Company entered into a settlement agreement and release with a software vendor from whom the Company leases software. The software vendor relieved the Company of $7.4 million outstanding under its capital lease and loaned the Company $3 million on a Promissory Note. The note will be due and payable upon the nine month anniversary of the note if the Company continues to use the software license. If, before the nine month anniversary date, the Company returns the software to the lender no amount shall be payable under this note.

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

Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, including our new inUnison(TM) unified communications and unified information applications; the levels of international sales; future expansion or utilization of production capacity; future expenditures; and statements regarding current or future acquisitions, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology.

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

Certain of these factors are discussed in more detail elsewhere in this Report and the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, including under the caption "Risk Factors; Factors That May Affect Operating Results".

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

We are a software applications and services company that has changed its business model to specialize in unified communications and unified information (UC/UI) solutions. Our new business model is to provide our IP-based unified communications and unified information portal and applications branded under the name "inUnison(TM)" in a hosted recurring revenue model.

Our consolidated financial statements include our results as well as the results of our significant operating subsidiaries: NHancement Technologies North America, Inc., doing business as Appiant Technologies ("APPIANT NA"), Infotel Technologies (Pte) Ltd ("Infotel") and Quaartz Inc. ("Quaartz").

For our enterprise operations, the Company derives its revenue primarily from its APPIANT NA, which includes the results of our Triad subsidiary. Generally, revenue derived from APPIANT NA relates to the distribution and integration of voice processing and multimedia messaging equipment manufactured by others and maintenance services. The revenue derived from Infotel primarily relates to the distribution and integration of telecommunications and other electronic products, and providing services primarily for radar system integration, turnkey project management and test instrumentation and networking. Equipment sales and related integration services revenue is recognized upon acceptance and delivery if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. Provisions for estimated warranty costs and returns are made when the related revenue is recognized. Revenue from maintenance services related to ongoing customer support is recognized ratably over the period of the maintenance contact. Maintenance service fees are generally received in advance and are non-refundable. Service revenue is recognized as the related services are performed. Revenues from projects undertaken for customers under fixed price contracts are recognized under the percentage-of-completion method of accounting for which the estimated revenue is based on the ratio of cost incurred to costs incurred plus estimated costs to complete. When the Company's current estimates of total contract revenue and cost indicate a loss, the Company records a provision for estimated loss on the contract.

As we are in the process of launching our new unified communications and unified information applications business model, our results for the three and nine months ended June 30, 2001 reflect generally the results of our enterprise business in North America, as well as that of Infotel. Our revenues for the three and nine months ended June 30, 2001 were derived solely from our enterprise businesses. We have restructured our headcount in the United States (sales, sales engineering, operations, marketing, and engineering) and in India (engineering, sales and marketing) for our new business model. As of June 30, 2001 we had 185 employees worldwide.

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

RESULTS OF OPERATIONS

The following table shows results of operations, as a percentage of net revenues, for the three and nine months ended June 30, 2001 and 2000:

                                       Three Months Ended       Nine Months Ended
                                             June 30,                June 30,
                                        2001         2000        2001       2000
                                     ----------  ----------  ----------  ----------
Net revenues                             100.0%      100.0%      100.0%      100.0%
Cost of sales                             90.8%       72.4%       80.0%       67.8%
Gross profit                               9.2%       27.6%       20.0%       32.2%
Selling, general and administrative       61.2%       58.4%       73.5%       42.8%
Research and development                  15.8%        0.8%       11.6%        0.6%
Amortization of goodwill and
 Other intangibles                         9.0%        3.8%        5.1%        2.3%
Impairment of equipment and
 capitalized software                     60.4%         --        19.7%         --
Loss from operations                    (137.2%)     (35.4%)     (89.9%)     (13.5%)
Other expense                           (116.3%)     (45.8%)     (44.5%)      (9.9%)
Loss from operations before income
 taxes                                  (253.5%)     (81.2%)    (134.4%)     (23.4%)
Provision for income tax                   0.9%        3.4%        1.5%        1.3%
Loss from operations                    (254.4%)     (84.6%)    (135.9%)     (24.7%)
Net loss                                (254.4%)     (84.6%)    (135.9%)     (24.7%)

Net Revenues

For the three months ended June 30, 2001, our net revenues were $6.1 million as compared to $4.3 million for the same period ending June 30,

2000, representing an increase of $1.9 million or 43%. For the nine months ended June 30, 2001, our net revenues were $18.7 million as compared to $21.6 million for the same period ending June 30, 2000. Our net revenues for the nine months ended June 30, 2001 were adversely affected by our transition to our new business model for providing unified communications and unified information applications in our inUnison(TM) portal in a hosted service, recurring revenue model. The year to date decline also represents an overall decline in our enterprise revenues following our announced business model change.

APPIANT NA's net revenues were $2.5 million for the three months ended June 30, 2001 as compared to $1.8 million for the same period ending June 30, 2000. APPIANT NA's net revenues were $7.7 million for the nine months ended June 30, 2001 as compared to $12.6 million for the same period ending June 30, 2000. The quarterly increase represents increased call center solutions sales in India. The year to date decrease in APPIANT NA net revenues came from reduced enterprise information center product sales, as well as lower enterprise system sales within our existing customer base.

Net revenues for our Infotel subsidiary were $3.6 million for the three months ended June 30, 2001 as compared to $2.4 million for the same period ending June 30, 2000. For the nine months ended June 30, 2001, Infotel's net revenues were $11.0 million as compared to $9.0 million for the same period ending June 30, 2000. The increase represents increased demand from key customers and the Singapore government within test instrument products and networking.

Our corporate-wide backlog decreased to $3.8 million at June 30, 2001 as compared to $7.1 million as of June 30, 2000. APPIANT NA's order backlog decreased to $1.4 million from $2.7 million at June 30, 2000, and Infotel's backlog decreased to $2.4 million at June 30, 2001 from $4.4 million at June 30, 2000.

Gross Margin

Our gross margin for the three months ended June 30, 2001 was $565,000 or 9.2% of net revenues, as compared to $1.2 million or 27.6% for the three months ended June 30, 2000. Our gross margin for the nine months ended June 30, 2001 was $3.7 million or 20.0% of net revenues, as compared to $7.0 million or 32.2% for the nine months ended June 30, 2000.

APPIANT NA's gross margin on a stand-alone basis for the three months ended June 30, 2001 was ($0.2) million or (7.6%), as compared to $0.1 million or 6.8% for the three months ended June 30, 2000. APPIANT NA's gross margin for the nine months ended June 30, 2001 was $0.9 million or 11.2%, as compared to $3.9 million or 31.7% for the nine months ended June 30, 2000. This decrease in gross margin was due to the reduction in enterprise revenues as we execute our new business model coupled with the fixed nature of operating costs along with subscriber acquisition costs related to an inUnison(TM) customer for which no revenue has been recognized to date. The costs are being amortized over the life of the master service agreement, 3 years, and $34,000 was expensed in the three months ended June 30, 2001.

Infotel's gross margin percentage on a stand-alone basis decreased to 21.1% for the three months ended June 30, 2001 as compared to 36.4% for the three months ended June 30, 2000. For the nine months ended June 30, 2001, Infotel's gross margin percentage was 26.1% and 29% for the same period ending June 30, 2000. This decrease in gross margin was due to the product mix from which the revenue was comprised.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses ("SG&A"), including non-cash charges related to options and warrants and amortization of goodwill and other intangibles, as a percentage of net sales increased to 70.2% of net revenues for the three months ended June 30, 2001, as compared to 62.2% for three months ended June 30, 2000. SG&A for the nine months ended June 30, 2001 was $14.7 million or 78.6% as compared to $9.7 million or 45.1% for the nine months ended June 30, 2000. This increase is due to the addition of United States of America sales and marketing personnel and related expenses associated with the inUnison(TM) product launch, coupled with the reduction in revenues in APPIANT NA as we execute our new business model.

SG&A for APPIANT NA on a stand-alone basis increased to $3.2 million or 126.7% for the three months ended June 30, 2001 from $2.6 million or 105.6% in the three months ended June 30, 2000. APPIANT NA's SG&A for the nine months ended June 30, 2001 was $12.1 million or 156.4% as compared to $3.9 million or 33.1%. The increase as a percentage of net revenues was due primarily to an increase in sales and marketing and general and administrative personnel and related expenses associated with the new inUnison(TM) product launch coupled with a decline in enterprise system and maintenance revenue.

On a stand-alone basis, Infotel's SG&A as a percentage of net revenues decreased to 15.1% for the three months ended June 30, 2001 as compared to 19.7% for the three months ended June 30, 2000. The decrease as a percentage of revenue is mainly due to the increase in revenue. For the nine months ended June 30, 2001, Infotel's SG&A as a percentage of net revenues decreased to 15.5%, as compared to 18% for the same period ending June 30, 2000.

Our amortization of goodwill and other intangibles for the three months ended June 30, 2001 increased to $558,000 or 9% of net revenue from $159,000 or 3.8% of net revenue for the three months ended June 30, 2000. For the nine months ended June 30, 2001, amortization of goodwill and other intangibles increased to $960,000 or 5.1% of net revenues from $478,000 or 2.3% of net revenues for the nine months ended June 30, 2000. The increase relates to the acquisition of Quaartz on May 23, 2001.

During fiscal year 2000, we recorded non-cash unearned stock-based compensation of $2.1 million in connection with stock option grants. During the three months ended June 30, 2001, we reduced unearned stock-based compensation by $401,000 and non-cash compensation expense by $107,000 as a result of terminations due to restructuring. During the nine months ended June 30, 2001, we reduced unearned stock-based compensation by $1.7 million and non-cash compensation expense by $292,000 as a result of terminations due to restructuring. We are amortizing the unearned stock-based compensation over the vesting periods of the applicable options, resulting in non-cash amortization expense of $23,000 in the three months ended June 30, 2001 and $82,000 in the nine months ended June 30, 2001.

During the nine months ended June 30, 2001 we incurred non-cash compensation charges of $413,000 related to warrants for services. We recorded a reduction in non-cash compensation charges of $2.2 million during the nine months ended June 30, 2001 resulting from the effect of variable accounting for warrants issued to employees. The stock-based compensation will not be remeasured each reporting period as the warrants have expired.

The Company restructured its operations, closing a number of remote divisions and implementing a 20% work force reduction in the two quarters ended June 30, 2001. Restructuring charges, which have all been paid, consisted principally of severance payments to former Officers and Executives and operational and administrative employees of APPIANT NA. A total of 68 employees were terminated in the two quarters ended June 30, 2001 and a total of $363,000 was expensed. The Company estimates cost savings of $8.5 million annually as a result of the restructuring.

Research and Development

Our industry is characterized by rapid technological change and product innovation. We have changed our business model that requires significant focus on developing new applications to be offered in our hosted inUnison(TM) portal, as well as integrating third party applications. We also conducted research and development into our own advanced speech recognition to be offered in our portal. This speech recognition research and development is no longer necessary as our speech recognition licensor has agreed to make the changes unique to our inUnison(TM) product. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. Our capitalized development expenditures increased to $2.2 million in the nine months ended June 30, 2001 from $134,000 in the nine months ended June 30, 2000, reflecting our increased investment in software development. We have adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," ("SOP 98-1") and capitalize our research and development costs related to software development. We will begin amortizing these costs when the capitalized software is substantially complete and ready for its intended use, which we believe will begin in the fourth quarter of fiscal 2001. Costs not directly related to the development of our software asset are recorded as research and development expenses.

Our research and development expenses as a percentage of net revenues increased to 15.8% for the three months ended June 30, 2001, as compared to 0.8% for the three months ended June 30, 2000. For the nine months ended June 30, 2001, our research and development expenses as a percentage of net revenues increased to 11.6%, as compared to 0.6% for the nine months ended June 30, 2000. This increase is due to the addition of United States research and development personnel and related expenses associated with our new inUnison(TM) product launch.

Impairment of equipment and capitalized software

In the nine months ended June 30, 2001, the Company entered into lease financing arrangements with a hardware vendor, under which approximately $1.3 million related to hardware and related product costs and $2.5 million related to consulting services were acquired for its first data center in Atlanta, Georgia. The Company relocated its data center to Sunnyvale, California in June 2001 and intends to relocate the hardware and related costs of $1,500,000 to this location and wrote off the remaining net book value of $2.5 million related to consulting services for the first data center to other operating expenses. The consulting services related to the installation of the hardware and the Company determined that they had no future value following the relocation. The Company is in discussions with the hardware vendor regarding the balance due under the lease, including revised payment terms and possible forgiveness of a part or all of the lease payments. On June 29, 2001, the Company returned various items of computer equipment and related goods related to the first data center to the vendor for an aggregate purchase price of $1.6 million. The vendor forgave the balance due under the capital lease of $1.6 million and the equipment and payable was written off in the three months ended June 30, 2001.

In addition, the Company had capitalized $1.2 million as part of its software asset related to software and services obtained for billing and provisioning.
In June 2001, the Company concluded that other software would be used as the primary billing application and that the software did not have any other alternative future use, and therefore, $1.2 million was written off in the three months ended June 30, 2001. The Company is in discussions with the vendor regarding settlement of the related account payable.

Interest income

Our interest income decreased to $39,000 or 0.6% in the three months ended June 30, 2001 from $45,000 or 1% in the three months ended June 30, 2000. Our interest income increased to $219,000 or 1.2% in the nine months ended June 30, 2001 from $159,000 or 0.7% in the nine months ended June 30, 2000. The increase in interest income and other results from short-term investments in commercial paper in the first quarter of 2001 resulting in higher returns than previously earned.

Interest expense

Our interest expense increased to $7.6 million or 123.7% in the three months ended June 30, 2001 from $1.8 million or 43% in the three months ended June 30, 2000. For the nine months ended June 30, 2001, our interest expense increased to $8.9 million or 47.6% from $2.1 million or 9.8% in the nine months ended June 30, 2000. The increase in interest expense resulted form higher capital lease obligations during the three and nine months ended June 30, 2001, and a total of $7.5 million of deemed interest related to the warrants and beneficial conversion charges corresponding to convertible notes issued in the nine month period ended June 30, 2001 (see Note 8 of the notes to the financial statements).

Other income (expense)

Our other income (expense) increased to net expense of $3.3 million or 53.6% in the three months ended June 30, 2001 from net expense of $167,000 or 3.9% in the three months ended June 30, 2000. Our other expense increased to $3.3 million or 17.7% in the nine months ended June 30, 2001 from $169,000 or 0.8% in the nine months ended June 30, 2000.

Income taxes

We currently have approximately $15.7 million in United States federal net operating loss carry-forwards. The use of approximately $8 million of these net operating losses are subject to an annual limitation of $250,000. At
June 30, 2001, we provided a 100% valuation allowance against our United States deferred tax asset. We believe that since sufficient uncertainty exists regarding the realization of the deferred tax asset, a full valuation allowance is required. Income tax of $227,000 relates to the provision for income tax for Infotel.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our capital requirements through a combination of sales of equity securities, convertible notes and other debt offerings, bank borrowings, asset-based secured financing, structured financing and cash generated from operations.

During the nine months ended June 30, 2001 net cash used in operating activities was $7.9 million. Net cash used to fund operating activities reflects our net loss, net of non-cash charges, offset by an increase in accounts payable and other current liabilities. Net cash provided by investing and financing activities totaled $6.5 million consisting of proceeds from the issuance of convertible debentures, proceeds from a convertible promissory note with a related party, proceeds from draws on our equity line, proceeds from the issuance of Series B preferred stock and proceeds from the exercise of stock options and warrants, which were offset by the repayments of our receivable-based credit line, payments of our capital lease obligations, purchases of property and equipment and development of software assets.

Our principal sources of liquidity at June 30, 2001 were as follows. In October 2000, we sold 87,620 shares of our Series B Preferred Stock to U.S. accredited investors for $100 per share, for aggregate gross proceeds of $8,762,000. Holders of the Series B Preferred Stock are entitled to a non-cumulative 5% per annum dividend, payable quarterly in arrears, when, if and as declared by our Board of Directors, which may be paid in cash or shares of our Common Stock, in our sole discretion. Each share of Series B Preferred Stock is immediately convertible into shares of our Common Stock at the lesser of (i) $13.50 per share or (ii) 90% of the average closing bid prices for the 10 trading days immediately preceding the date of conversion, provided, that such conversion price shall not be less than $10.00. At any time after the third anniversary of the Closing, we may require the holders of the Series B Preferred Stock to so convert. Shares of our Common Stock issued upon conversion of the Series B Preferred Stock may be resold pursuant to a Form S-3 shelf registration statement that we will file. As of August 15, 2001, 83,120 preferred shares have been converted into common stock.

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

On March 21, 2001, the Company entered into a Convertible Promissory Note with a related party in the principal amount of $2,500,000. The convertible note accrues interest at 10% per annum and became fully due and payable on May 31, 2001 (the "Maturity Date"). The note is now past due. Upon approval by the Company's shareholders, the principal and accrued interest under this Note convert into shares of the Company's common stock at any time on or after the Maturity Date. The conversion price is equal to 80% of the average of the five days lowest closing market price of the common stock during the period beginning on March 16, 2001 and ending on the Maturity Date. If the principal and accrued interest on this note is not paid in full or converted into Common Stock for any reason other than awaiting shareholder approval, and otherwise in accordance with the terms on or before the Maturity Date, then the conversion price shall be reduced 20% for each full week that this note is not paid or converted, provided that the conversion price shall not in any event be reduced to less than $1.00. If the shareholders fail to approve the issuance of equity, the related party may receive cash in the amount of $250,000 in addition to the repayment of the principal and unpaid accrued interest at 25% per annum.

On May 31, 2001, the Company entered into Convertible Promissory Notes with two related parties, the Chief Executive Officer and the Vice President of Sales, in the principal amount of $100,000 each. The promissory notes accrue interest at 14% per annum and became fully due and payable on June 21, 2001 ("maturity date"). The notes were also convertible on the maturity date into shares of the Company's common stock at 90% of the exercise of conversion price applicable to any security received in any interim financing subsequent to the date of the notes. If no interim financing was obtained on or before the maturity date, the notes were convertible into shares of the Company's common stock at 90% of the closing price on the trading day immediately preceding the maturity date. The note payable to the Chief Executive Officer was repaid before June 30, 2001.

On May 31, 2001, the Company also entered into Convertible Promissory Notes, described above, with a related party in the principal amount of $150,000 and a non-related party in the principal amount of $250,000. These notes were rolled into the convertible debentures on June 8, 2001.

On June 8, 2001, the Company entered into a Convertible Debentures purchase agreement with certain investors in the aggregate principal amount of $2,400,000. The investors were obtained through a strategic partnering agreement. The convertible debentures accrue interest at 8% per annum, payable in common stock at the time of conversion. The conversion price is equal to lower of 110% of the average of any three closing bid prices selected by the investor during the 15 trading days prior to conversion or $2.44.

Infotel, has a credit line with a major Singapore bank for S$3.5 million (approximately US$2.0 million) with interest at 1.25% above the bank prime rate to be used for Infotel's overdraft protection, letters of credit, letters of guarantee, foreign exchange and revolving credit. We guarantee this credit line.

We have maintained a $2.5 million receivables-based credit line that allows APPIANT NA to draw down this line based on the level and quality of its approved receivables. At the end of fiscal year 2000, the Company renewed this agreement. At June 30, 2001, there was no balance outstanding on this line.

As noted under "Impairment of equipment and capitalized software" the Company is currently in discussions with the vendor regarding settlement of $3.5 million of related accounts payable.

Despite our negative working capital of $22.4 million at June 30, 2001, we believe that our anticipated cash flows from both operations and available to us through financing arrangements and fundraising efforts that are presently in place are sufficient to meet our operating and capital requirements for at least the next 12 months. Our capital requirements in the next 12 months will mainly result from hardware and software purchases and professional services to launch our hosted services, as well as costs to develop and execute customer subscriber acquisition programs, marketing and advertising. We anticipate financing hardware, software and related consulting services through structured financing from our vendors and partners. Other financing requirements for customer and subscriber acquisition marketing will need to be financed through equity and debt offerings and cash generated from operations. We could be required, or could elect, to raise additional funds during that period, and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

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

WE HAVE CURRENTLY RECORDED A NET LOSS, WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

We recorded a net loss of $25.5 million on net revenues of $18.7 million for the nine months ended June 30, 2001. We also sustained significant losses for the fiscal years ended September 30, 2000 and 1999. We also anticipate incurring a net operating loss for our fiscal year ended September 30, 2001.

We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability as we build our organization for our new inUnison(TM) business model. In addition, we anticipate beginning amortizing capitalized software and other assets that we have purchased or developed for our new inUnison(TM) business model in our fiscal year 2001. We cannot be certain that we will continue to realize sufficient revenue to return to or thereafter sustain profitability.

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

We may experience a delay in generating or recognizing revenue because of a number of reasons. We may experience continuing delays in completing our production environment for our new hosted inUnison(TM) unified communications and unified information business. We are dependent on our business partners and vendors to supply us with hardware, software, consulting services, hosting, and other support to launch and operate our new business.

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

OUR REVENUES WILL LIKELY DECLINE IF WE DO NOT DEVELOP AND INTEGRATE THE COMPANIES WE ACQUIRE.

Effective May 23, 2001, Appiant Technologies acquired all of the outstanding stock of Quaartz Inc., a development stage company that specializes in advanced personalization technology. The integration of Quaartz, as a wholly-owned subsidiary, will place a burden on our management and infrastructure. Such integration is subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, the difficulty associated with assimilating and integrating a wholly-owned subsidiary's personnel, operations and technologies of the acquired company. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisition of Quaartz.

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

OUR SALE OF SHARES UPON CONVERSION OF OUR OUTSTANDING SERIES B PREFERRED STOCK, AND THE CONVERSION OF OUR CONVERTIBLE PROMISSORY NOTES AND CONVERTIBLE DEBENTURES AT A PRICE BELOW THE MARKET PRICE OF OUR COMMON STOCK WILL HAVE A DILUTIVE IMPACT ON OUR STOCKHOLDERS.

We have issued Series B Preferred Stock, convertible promissory notes and convertible debentures to certain investors that may be converted into common stock at a discount to the then-prevailing market price of our common stock. The issuance of shares upon conversion these financial instruments may have a dilutive impact on our stockholders. Sales resulting from the conversion of these financial instruments could have an immediate adverse effect on the market price of the common stock. To the extent that any of our existing or future financial instruments convert their securities and sell the underlying shares into the market, the price of our shares may decrease due to the additional shares entering the market. As of June 30, 2001, 83,120 preferred shares have been converted into 831,200 shares of the Company's common stock. As of June 30, 2001, none of the convertible promissory notes or convertible debentures have been converted into shares of the Company's common stock.

OUR NEW PRODUCTS AND STRATEGIC PARTNERING RELATIONSHIPS MAY NOT BE SUCCESSFUL.

Our inUnison(TM) UC/UI product applications are designed to provide our customers with hosted unifying communications and unifying information solutions. Our inUnison(TM) applications will utilize a unified communications platform, Unified Open Network Exchange("uOne"). While we believe that our inUnison(TM) applications running on the uOne platform will provide our customers with scaled, carrier grade IP-based solutions, we cannot assure you that our customers will accept or adopt them. Moreover, we will need to integrate our existing products and applications onto the uOne platform, together with various third party applications. These integration efforts could prove unsuccessful, and could result in product delays and cost overruns. We cannot assure you that the software vendors whose software products we license or incorporate into our inUnison(TM) portal will continue to support their products. If these vendors discontinue their support, our business would be adversely affected.

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

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE US TO INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

With the launch of our new inUnison(TM) business model, we have experienced a period of rapid growth and expansion that has placed, and continues to place, a significant strain on our resources. Although we reduced our headcount 24% in the two quarters ended June 30, 2001, we have experienced rapid growth in the past. Indeed, our worldwide head count grew approximately 31% in the three months ended December 31, 2000 and 121% in our fiscal year ended September 30,

2000. Unless we manage this growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect production planning, managing headcount, or inaccurate financial reporting, either or all of which may result in unanticipated fluctuations in our operating results and adverse cash flow and financing requirements. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required among other things to:

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

WE PRESENTLY GENERATE ENTERPRISE VOICEMAIL SYSTEMS AND ENTERPRISE INFORMATION REVENUES.

For the three months ended June 30, 2001, enterprise voicemail systems revenues (which includes customer premises equipment revenues) accounted for approximately 32% of Company's total revenues and 78% of our North American revenues. Revenue from the sales of enterprise information center products accounted for approximately 22% of our North America revenue for the three months ended June 30, 2001. Management believes that future revenues from enterprise voicemail systems and enterprise information center products may decline due to the Company's focus on the introduction of inUnison(TM). Our ability to transition our product sales to our UC/UI hosted, recurring revenue model will be critical to our future growth.

THE SALES CYCLE FOR OUR NEW HOSTED APPLICATIONS MAY BE LONG, AND WE MAY INCUR SUBSTANTIAL NON-RECOVERABLE EXPENSES OR DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR OR OCCUR WHEN ANTICIPATED.

The timing of our recurring revenues from our hosted inUnison(TM) UC/UI applications is difficult to predict because we are launching a new business model and because the UC/UI market is relatively new. Our success will depend in large measure on market demand and acceptance of these applications and technologies, our ability to create a brand for our applications and technologies, our ability to target and sell customers and to drive demand for our applications to their customers, our ability to develop pricing models and to set pricing for our applications, and our ability to build market share. We plan initially to provide our hosted applications to service providers such as wireless service providers (WSPs), internet service providers (ISPs), application service providers (ASPs) and competitive local exchange carriers (CLECs). We will need to create sales tools, service provider subscriber use models, methodologies and programs to work with our service provider customers to help devise cooperative advertising and sales campaigns to market and sell our inUnison(TM) applications to their customer. The sales process and sale cycle may vary substantially from customer to customer, and our ability to forecast accurately the sale opportunity for any customer, or to drive adoption of our inUnison(TM) applications in our customers' subscribers may be limited. There is no assurance that we will be successful in selling our applications or achieving targeted subscriber adoption, and our operating and cash flow requirements will be negatively impacted should we fail to achieve our targets within the time frames that we forecast.

Our customers may require various testing and test markets of our hosted applications before they decide to contract with us to provide our hosted inUnison(TM) applications to their subscribers. We may incur substantial sales and marketing and operational expenses and expend significant management effort to carry out these tests. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized within the time frames that we have forecasted, we may be unable to compensate for the shortfall, which could harm our operating and cash flow results.

WE RELY UPON OUR DISTRIBUTOR AND SUPPLIER RELATIONSHIPS.

Our current North American enterprise operations depend upon the integration of hardware, software, and communications and data processing equipment manufactured by others into systems designed to meet the needs of our customers. Although we have agreements with a number of equipment manufacturers, a major portion of our revenues has been generated from the sale of products manufactured by three companies. We rely significantly on products manufactured and services provided by three major suppliers. Any disruption in our relationships with the suppliers would have a significant adverse effect on our business for an indeterminate period of time until new supplier relationships could be established. Any interruption in the delivery of products by key suppliers would materially adversely affect our results of operations and financial conditions.

Some of our current suppliers may currently or, at some point, compete with us as we roll out our inUnison(TM) UC/UI applications. Any potential competition from our suppliers could have a material negative impact on our business and financial performance.

WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS.

We have serviced approximately 1,000 customers worldwide. However, the revenues from our two largest customers in the three months ended June 30, 2001 accounted for approximately 12% and 9 % of total revenues. No other customer accounted for over 5% of total revenues during this period. This concentration of revenue has resulted in additional risk to our operations, and any disruption of orders from our largest customers would adversely affect on our results of operations and financial condition.

Infotel, our Singapore subsidiary, offers a wide range of infrastructure communications equipment products. It has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel is also a networking service provider, and manages data networks for various customers. Infotel's financial performance depends in part on a steady stream of revenues relating to the services performed for Rohde & Schwarz test instruments. Infotel's revenues constituted approximately 59% of our total revenues for the nine months ended June 30, 2001. Any material change in our relationship with our manufacturers, including but not limited to Rohde & Schwarz, would materially adversely affect our results of operations and financial condition.

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

With the launch of our inUnison(TM) UC/UI hosted applications, Management anticipates there may be a decline in our enterprise business revenues and related gross margins as we focus on our UC/UI business. Any unforeseen delays in connection with the launch of our inUnison(TM) business plan, coupled with a decline in our enterprise business, would have a significant adverse impact on our financial performance and financing requirements. We anticipate increasing competition in the unified messaging and unified communications markets.

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

WE RELY HEAVILY ON OUR STRATEGIC PARTNERS IN OUR NEW BUSINESS MODEL, AND WITHOUT SUPPORT FROM OUR PARTNERS OUR BUSINESS COULD SUFFER.

We have built significant, valuable strategic partnering relationships with a number of partners, and these relationships are important to our success. In the case of a software vendor partner, our partnering relationship includes having been appointed as a Vendor Ecosystem Partner and a Vendor Powered Network member; enjoying cooperative marketing support; receiving or being entitled to receive support in the form of non-recurring engineering subsidies; and receiving or being entitled to receive structured financing for their product. Our partner also has committed to introducing customers to us.

Vendors also provided structured financing for their products and services needed to launch our UC/UI hosted services.

The loss or deterioration of our relationships with any partner could have a material adverse affect on our UC/UI business and financial performance. While we believe that our partnering relationships are strong, we cannot assure you that these relationships will continue or that they will have a positive impact on our success.

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Infotel, our Singapore subsidiary, accounted for approximately 59% of our revenues for the nine months ended June 30, 2001, and approximately 45.2% of our revenues for the fiscal year ended September 30, 2000. There are risks associated with our international operations, including, but not limited to:

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

We anticipate that the market for our inUnison(TM) UC/UI business will be global. We anticipate that we will be expanding our business operations for our UC/UI applications outside the United States. However, we do not yet have established operations for our UC/UI applications outside of the United States, and our business could suffer material adverse results if we cannot build an international organization to launch our UC/UI applications outside of the United States in time to meet market demand or alternative solutions or standards.

OUR STOCK PRICE COULD EXPERIENCE PRICE AND VOLUME FLUCTUATIONS.

The markets for securities such as our common stock historically have experienced extreme price and volume fluctuations. Factors that may adversely affect the market price of our common stock include, but are not limited to, the following:


- new product developments and our ability to innovate, develop and deliver on schedule our inUnison(TM) UC/UI applications;

- technological and other changes in the voice-messaging, unified communications, and unified information;

-     fluctuations in the financial markets;

-     general economic conditions;

-     competition; and

-     quarterly variations in our results of operations.

OUR MANAGEMENT TEAM IS CRUCIAL TO OUR SUCCESS.

Our business depends heavily upon the services of its executives and certain key personnel. Management changes often have a disruptive impact on businesses and can lead to the loss of key employees because of the uncertainty inherent in change. For the last several years, we've had significant changes in our key personnel. We cannot be certain that we will be successful in attracting and retaining key personnel worldwide. The loss of the services of any one or more of such key personnel, if not replaced, or the inability to attract such key personnel, could harm our business. While hiring efforts are underway to fill the vacancies created by the departure of other key employees, there is no assurance that these posts will be filled in the near future. The loss of these or other key employees could have a material adverse impact on our operations. Furthermore, the recent changes in management may not be adequate to sustain our profitability or to meet our future growth targets.

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

IF OUR SOFTWARE CONTAINS DEFECTS, WE COULD LOSE CUSTOMERS AND REVENUES.

Software applications as complex as ours often contain unknown and undetected errors or performance problems. Many defects are frequently found during the period immediately following the introduction of new software or enhancements to existing software. Furthermore, software which we may license from third parties for inclusion in our inUnison(TM) portal may also have undetected errors or may require significant integration, testing or re-engineering work to operate properly and as represented to our customers. Although we attempt to resolve all errors that we believe would be considered serious by our customers, both our software and any third party software that we license may not be error-free. Undetected errors or performance problems may be discovered in the future, and errors that were considered minor by us may be considered serious by our customers. This could result in lost revenues or delays in customer acceptance, and would be detrimental to our reputation which could harm our business.

FLUCTUATIONS IN OPERATING RESULTS COULD CONTINUE IN THE FUTURE.

Our operating results may vary from period to period as a result of the length of our sales cycle, purchasing patterns of potential customers, the timing of the introduction of new products, software applications and product enhancements by us and our competitors, technological factors, variations in sales by distribution channels, timing of stocking orders by resellers, competitive pricing, and generally nonrecurring system sales. For our enterprise business, sales order cycles have ranged generally from one to twelve months, depending on the customer, the type of solution being sold, and whether we will perform installation, integration and customization services. The period from the execution of a purchase order until delivery of system components to us, assembly, configuration, testing and shipment, may range from approximately one to several months. These factors may cause significant fluctuations in operating results in the future. The sales order cycle for our inUnison(TM) UC/UI applications in a hosted services model can only be projected at this time as we are presently negotiating our first contracts with prospective customers. To the extent that we do not sign up customers to our inUnison(TM) UC/UI applications according to our plan, our financial performance and results from operations could suffer.

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

Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates to our short term investments and line of credit. At June 30, 2001, our cash and cash equivalents consisted of demand deposits held by large institutions in the U.S. As of June 30, 2001 there was no balance outstanding under the line of credit. We believe that a 10% change in the long-term interest rates would not have a material effect on our financial condition, results of operations or cash flows.

Foreign Currency Risk. All of our non-U.S. operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure in part through forward exchange contracts to hedge firm purchase commitments that expose the Company to risk as a result of fluctuations in foreign currency exchange rates. We do not otherwise hold or issue derivative financial instruments for trading or speculative purposes. Hedge accounting was only applied if the derivative reduced the risk of the underlying hedged item and was designated at inception as a hedge. Derivatives are measured for effectiveness both at inception and on an ongoing basis. There were no exchange contracts outstanding at June 30, 2001.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In January 2001, a software vendor (the "vendor") filed a complaint against Quaartz, a wholly owned subsidiary located in Santa Clara, California (see note
13) for damages for breach of contract in the amount of $130,000 plus interest and attorneys fees. The vendor alleged that Quaartz breached a software licensing agreement for the vendor's Intellisync software development engine wherein Quaartz failed to make 2 payments totaling $65,000 each. In March 2001, Quaartz filed a cross complaint for breach of contract in the amount of at least $70,000 plus interest and attorneys fees. These cross-claims are based on allegations that the software the vendor provided to Quaartz did not include key synchronization features, which the vendor represented to the Quaartz were included in the software. Moreover Quaartz alleges that the software did not function in accordance with the terms of the licensing agreement. Both parties have answered to each complaint. In addition the parties have agreed to mediate the matter and have agreed upon October 19, 2001 to conduct mediation. The Company has recorded a contingent liability of $130,000 but has not recorded any contingent assets in relation the cross complaint or any additional costs related to the defense of the claim.

In order to adapt the office space to the Quaartz's requirements, Quaartz vacated Suite 101 at their existing premises and moved to Suite 203 in the same premises. Quaartz did not formally cancel the lease for Suite 101 and is currently in negotiation with the landlord to settle claims for alleged breach of the leasehold agreement. In July 2001, the landlord sent a proposal to Quaartz's management to settle this litigation. This proposal stated an amount due of $2,580,000. The landlord offered to provide a complete release of all obligations to the lease for the sum of $559,000. This offer was available until July 12, 2001 and was not accepted by the Company. Quaartz is negotiating with the landlord for a stock settlement. The vacant office space has already been subleased to another tenant. No amount has been accrued in relation to this contingency.

In December 2000, a former employee filed suit for wrongful termination in the Superior Court of Alameda County, State of California. The Company believes the suit is without merit and is defending it vigorously. No amount has been accrued in relation to this contingency.

The Company remains in discussions with two former employees who believe they were wrongfully denied severance by the Company. The Company disputes these allegations and has claims regarding the failure of such employees to properly perform their duties and obligations to the Company.

The Company is not subject to any other material litigation nor, to its knowledge, is other litigation threatened against it.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. While management intends to defend vigorously, there can be no assurance that any of these complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flow. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

On April 24, 2001 a vendor filed suit against the Company in the Superior Court of California, County of San Diego, claiming breach of contract and anticipatory breach of contract. The first cause of action seeks a principal sum of $164,000, alleging that the Company failed to fully pay the vendor for public relations services rendered. The second cause of action seeks a principal sum of $348,000, alleging that the Company failed to pay the vendor for marketing and advertising services rendered. The final cause of action claims a principal sum of $93,000, alleging that the Company did not provide the requisite advance notice for termination of both the Public Relations Agreement and Marketing Agreement. During the third fiscal quarter of 2001, the

Company has settled the suit with the vendor for $380,000. The Company had previously established an accrual of $300,000 for this contingency and recorded an additional accrual of $80,000 in the third fiscal quarter of 2001.

In 2000, the Company instituted arbitration proceedings against one of our customers for breach of contract totaling approximately $610,000, of which the customer had paid us approximately $276,000. In the third fiscal quarter of 2001, the Company settled with the customer for $164,000. The Company will recognize revenue for the settled amount when cash is received.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 8, 2001, the Company issued warrants to purchase 1,081,000 shares of its common stock with an exercise price of $2.89 per share to certain investors in conjunction with Convertible Debentures with a principal amount of $2.4 million. The warrants expire in 5 years.

On June 8, 2001, the Company issued warrants to purchase 200,000 shares of its common stock to its strategic partner for finding investors at an exercise price of $1.60. The warrants expire in 5 years.

On May 31, 2001, the Company issued warrants to purchase 120,000 shares of its common stock with an exercise price of $1.57 per share to certain investors in conjunction with convertible promissory notes with a principal amount of $600,000. The warrants expire in 5 years.

On May 24, 2000, we issued warrants to purchase 120,000 shares of common stock to an investment corporation in lieu of providing them with a minimum aggregate drawdown commitment pursuant to the common stock purchase agreement entered into on May 24, 2000 in a transaction exempt from registration under Section 4(2) (as defined below). The warrants are immediately exercisable and expire three years from the date of issuance. The warrant exercise price on the date of issuance was $20.82 per share, and was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for securing a waiver from the investment corporation allowing us to issue Series B Preferred Stock to other investors. The warrants were originally issued in conjunction with a stock purchase agreement (See "Stock Purchase Agreement").

On April 9, 2001, the Company issued warrants to purchase 200,000 shares of its common stock with an exercise price of $2.00 to a customer in connection with a Master Service Agreement.

On May 31, 2001, the Company entered into Convertible Promissory Notes Payable with two related parties, the Company's Chief Executive Officer and the Vice President of Sales, in the principal amount of $100,000 each (the $200,000 Notes"). The $200,000 Notes accrue interest at 14% per annum and became fully due and payable on June 21, 2001 ("maturity date"). The $200,000 Notes were also convertible on the maturity date into shares of the Company's common stock at 90% of the conversion price applicable to any security received in any interim financing subsequent to the date of the notes. If no interim financing was obtained on or before the maturity date, the $200,000 Notes were convertible into shares of the Company's common stock at 90% of the closing price on the trading day immediately preceding the maturity date.

In addition, the Company issued warrants to the same related party's to purchase 20,000 shares each of the Company's common stock at an exercise price of $1.57 per share (See Note 10). The Black-Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The allocation of the $200,000 Note proceeds to the fair value of the warrants of $44,000 was recorded as a discount on the notes payable and recorded as additional paid-in capital. The discount on the notes payable was amortized over the note maturity period and, as a result, $44,000 was recorded as non-cash interest expense in the three months ended June 30, 2001.

On May 31, 2001, the Company also entered into Convertible Promissory Notes Payable with the same terms as the $200,000 Notes, with a related party in the principal amount of $150,000 and a non-related party in the principal amount of $250,000 (the "$500,000 Notes"). These $500,000 Notes were rolled into the convertible debentures payable issued on June 8, 2001 (the "June 8, 2001 Debentures").

In addition, the Company issued warrants to purchase 30,000 and 50,000, respectively, shares of the Company's common stock at an exercise price of $1.57 per share (See Note 10). The Black-Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The allocation of the $500,000 Note proceeds to the fair value of the warrants of $88,000 was recorded as a discount on the notes payable and recorded as additional paid-in capital. The discount on the notes payable was fully amortized and, as a result, $88,000 was recorded as non-cash interest expense in the three month period ended June 30, 2001.

June 8, 2001 Convertible Debentures Payable

On June 8, 2001, the Company entered into a Convertible Debentures purchase agreement with certain investors in the aggregate principal amount of $2,400,000. The investors were obtained through a strategic partnering agreement. The June 8, 2001 Debentures accrue interest at 8% per annum, payable in common stock at the time of conversion. The conversion price is equal to lower of 110% of the average of any three closing bid prices selected by the investor during the 15 trading days prior to conversion or $2.44.

In connection with the June 8, 2001 Debentures, the Company issued warrants to purchase 1,081,000 shares of the Company's common stock at an exercise price of $2.89 per share (See Note 10). The Black-Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The allocation of the June 8, 2001 Debenture proceeds to the fair value of the warrants of $1,282,000 was recorded as a discount on the Debenture and recorded as a warrant liability due to the Company's requirement to register the common stock. The common stock issuable pursuant to the conversion and exercise of the Debenture and warrant respectively must be registered within 30 days after the closing date of the next round of financing. The discount on the Debentures is amortized over the note maturity period and, as a result, $39,000 was recorded as non-cash interest expense in the three month period ended June 30, 2001. In addition, due to the registration requirement the warrants need to be remeasured to their estimated value each reporting period until they are registered. As a result, the Company has recorded $1,120,000 of non-cash deemed interest expense during the three months ended June 30, 2001. The warrants were remeasured at June 30, 2001 using the Black-Scholes option pricing model using the following assumptions: contractual term of 5 years, a risk-free interest rate of 4.63%, a dividend yield of 0% and volatility of 147%. The liability related to the warrants total $2,402,000 at June 30, 2001.

On March 21, 2001, the Company entered into a Convertible Promissory Note with a related party in the principal amount of $2,500,000. The convertible note accrues interest at 10% per annum and becomes fully due and payable on May 31, 2001 (the "Maturity Date"). Upon approval by the Company's shareholders, the principal and accrued interest under this Note convert into shares of the Company's common stock at any time on or after the Maturity Date. The conversion price is equal to 80% of the average of the five days lowest closing market price of the common stock during the period beginning on March 16, 2001 and ending on the Maturity Date. If the principal and accrued interest on this note is not paid in full or converted into Common Stock for any reason other than awaiting shareholder approval, and otherwise in accordance with the terms on or before the Maturity Date, then the conversion price shall be reduced 20% for each full week that this note is not paid or converted, provided that the conversion price shall not in any event be reduced to less than $1.00.

In conjunction with the Convertible Promissory Note, the Company issued a warrant to purchase 462,963 shares of its common stock at an exercise price of $2.70. In addition, as of May 31, 2001, the Company had not completed an equity investment in the Company in the aggregate principal amount of at least $6,000,000 (the "Financing"), and the Company had not prepaid the note payable and accrued interest in cash or common shares. As a result, the Company issued an additional warrant on May 31, 2001 to purchase 1,500,000 shares of Common Stock with an exercise price of $2.70. The warrant expires in 7 years.

On November 28, 2000, we issued warrants to purchase 30,000 shares of common stock to a professional services firm in consideration for certain services rendered to us in a transaction exempt from registration under Section 4(2). The warrants are immediately exercisable until November 28, 2005. The exercise price per share of this warrant is $8.34.

In October 2000, we sold 87,620 shares of our Series B Preferred Stock to
U.S. accredited investors for $100 per share, for aggregate gross proceeds of $8,762,000 in a transaction exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended ("Section 4(2)"). In connection with this issuance, the Company also issued to its investment bankers warrants to acquire 75,000 shares of its Common Stock at an exercise price of $13.50 per share. Holders of the Series B Preferred Stock are entitled to a non-cumulative 5% per annum dividend, payable quarterly in arrears, when, if and as declared by our Board of Directors, which may be paid in cash or shares of our Common Stock, in our sole discretion. Each share of Series B Preferred Stock is immediately convertible into shares of our Common Stock at the lesser of (i) $13.50 per share or (ii) 90% of the average closing bid prices for the 10 trading days immediately preceding the date of conversion, provided, that such conversion price shall not be less than $10.00. At any time after the third anniversary of the Closing, we may require the holders of the Series B Preferred Stock to convert. Shares of our Common Stock may be resold pursuant to a Form S-3 shelf registration statement that we will file. As of August 15, 2000, 86,120 preferred shares have been converted into 861,200 shares of the Company's common stock.

On May 23, 2001, the Company acquired all of the outstanding stock of Quaartz Inc. and issued 1,500,00 shares of its common stock with an estimated value of $8.3 million to former Quaartz shareholders.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By a special meeting of the shareholders on March 16, 2001 our stockholders approved the following proposals:

- To elect six directors to our board of directors to hold office until the next annual meeting of stockholders, or until their respective successors shall be duly elected and qualified.

- Approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01 per share, of the Company from 20,000,000 to 40,000,000 shares of common stock.

- Approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to change the Company name to "Appiant Technologies Inc."

- Approval of the Company's Employee Stock Purchase Plan.

- Ratification of the appointment of PriceWaterhouse Coopers LLP as the Company's independent accountants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


                                  EXHIBIT INDEX
--------------------------------------------------------------------------------
        EXHIBIT NUMBER                      DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------

               10.65

-------------------------------------------------------------------------------



(b)      Reports on Form 8-K

On June 6, 2001, we filed a report on Form 8-K to announce our acquisition of Quaartz Inc. effective May 23, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 20, 2001                  NHANCEMENT TECHNOLOGIES INC.


                                     By:  /s/ DOUGLAS S. ZORN
                                          --------------------------------------
                                          Douglas S. Zorn
                                          President and Chief Executive Officer