Form 10-K
period 2001-09-30
APPIANT TECHNOLOGIES INC
filed 2002-01-14
CIK 1025985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 11, 2002, there were 15,983,200 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Issuer (based on the closing price for the Common Stock on the NASDAQ National Market on January 11, 2002) was approximately $30.6 million.

                       DOCUMENTS  INCORPORATED  BY  REFERENCE

Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders

This  Form  10-K  was  the  subject  of  a  Form 12b-25, which was timely filed.

                                TABLE OF CONTENTS

PART I.........................................................................................4
   Item 1.  BUSINESS..........................................................................13
   Item 2.  PROPERTIES........................................................................13
   Item 3.  LEGAL PROCEEDINGS.................................................................14
   Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................14
Part II.......................................................................................14
   Item 5.  MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.................20
   Item 6.  SELECTED FINANCIAL DATA...........................................................21
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS........................................................................21
   Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........................38
   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................39
PART III......................................................................................39
   Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER....................................39
   Item 11. EXECUTIVE COMPENSATION............................................................41
   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................43
   Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................45
PART IV.......................................................................................46
   Item 14. EXHIBITIS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON
            FORM 8-K..........................................................................46

                                     PART I
ITEM 1.  BUSINESS

                                     GENERAL

NEW BUSINESS MODEL

Our new business model and main goal is to become the leading provider of internet protocol-based (IP-based) unified communications and unified information applications designed to allow users access to communications and information in a highly-personalized format as set by the individual user from private, public and enterprise sources anytime, anywhere from any type of communications device such as a cell phone, computer, personal digital assistant ("PDA"), etc., in a hosted, service model. We have created an IP-based portal that we named inUnison-TM- in which we have incorporated or will incorporate both our proprietary UC/UI applications including, but not limited to, our own speech recognition technologies, data mining, data analysis, navigation, channel management, recommendation engines and client relationship management ("CRM") applications, as well as various third party applications and integrations.

Our inUnison-TM- portal is an open system incorporating or integrating third party applications and programs. Our customers offer their subscribers inUnison applications in a web-based portal that can be custom-branded for each customer. As a company that has extensive legacy telephony experience, we understand that many service providers such as wireless service providers (WSPs"), Internet service providers ("ISPs'), and Competitive Local Exchange Carriers ("CLECs") have made extensive capital investments over the years in legacy systems, and that it would be difficult and expensive for these customers to suddenly abandon these legacy systems. Therefore, as we built our inUnison-TM- portal, we purposely have allowed for service provider customers to maintain their legacy systems and legacy interfaces should they desire to do so. Our customers who have unique interfaces e.g., WSPs who maintain unique dialing commands for their users to send, receive or save voice mails, can continue to maintain their interfaces with our portal so that their customers need not learn a new set of commands to use our applications. We believe that our customers' use of our applications will be seamless, and that allowing our customers the ability to maintain legacy interfaces while offering their customers our inUnison-TM-applications will greatly reduce difficulties in adopting our applications.

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

We are offering our inUnison-TM- UC/UI applications in a hosted, recurring service-based revenue model to targeted markets and industry segments. Our goal is to be the "service provider's service provider", offering our inUnison-TM-applications in a resale model where we will price our applications separately and/or in packages to our service provider customers for resale to their subscribers. We also enter into revenue sharing arrangements with certain customers where we will share revenues from our applications and, in some cases, minutes from outbound calls made from and in-bound calls made to the portal. In the future we also plan to license our proprietary technology or portions of it to third parties. We intend to develop continuously new applications and to integrate third party applications into our portal. Our customers will be able to offer these applications in a portal that we maintain, but which can be custom-branded.

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

We believe that there are compelling value propositions to our targeted customers to sell our inUnison-TM- applications. WSPs, ISPs and ASPs, for example, are intensely competitive, and are continuously fighting to offer new applications to their customers to increase "sticky" minutes over their networks to generate additional revenues and to reduce churn. CLECs, for example, need to offer new value-added applications to drive new revenues and generate higher margins. Our applications may result in additional revenue sources for these targeted customers. Current financial spending constraints in most of these market sectors make inUnison-TM- even more attractive, as only minor cash outlays are required for these service providers to offer our advanced applications.

Large enterprises with distributed, mobile employees may want to offer our inUnison-TM- applications to help increase productivity. The value proposition to such large enterprises is a more efficient work force that can translate into additional revenues and reduced cost of operations.

Through our direct sales force, we have developed formal selling tools, techniques and methods to assist our customers in selling our applications to their customers. We also provide cooperative marketing and advertising support to our customers.

     OUR STRATEGIC PARTNER RELATIONSHIPS

We have built significant, valuable, strategic relationships with a number of partners including Cisco Systems ("CISCO") and these partnering relationships are important to our success. Although, Cisco decided to exit the software business, which had substantial negative effects to the Company we remain a CISCO Powered Network member and a New World Ecosystem partner ("Ecosystem partner"). As a CISCO Ecosystem partner, we are part of a technology community where we can partner with CISCO and its Ecosystem partners; tap into CISCO's sales channel, customer base and technical experience; participate in technology sharing, joint marketing and customer support; enjoy preferential pricing on products and services; and receive other benefits. As an Ecosystem partner, CISCO has committed to introducing customers to us.

We also discontinued our relationship with our major data center hosting partner and now perform these duties internally within the Company. As a consequence of this change our product rollout was delayed. Subsequent to our fiscal year end, this partner forgave approximately $4.5 million of debt. The Company successfully implemented its own data center during fiscal 2001.

     OUR COMPANY NAME CHANGED TO REFLECT NEW BUSINESS MODEL

Appiant Technologies, Inc., has been trademarked upon receiving shareholder approval at our last shareholder meeting.

We have filed and received U.S. Trademark applications for the name "inUnison" that we use for our unified communications and unified information software applications.

While we have been and to market our new, hosted unified communications and unified information applications business model, our results for fiscal year ended September 2001 reflect generally the results of our legacy business in North America, as well as that of Infotel in Singapore.

Our call center infrastructure business was sold during fiscal 2001 because CISCO made the decision to delay development of its IP based call center systems. Management believes the impact on its financial condition will not be significant.

LEGACY BUSINESS

We were incorporated in October 1996 to pursue a business combination opportunity with Nhancement Technologies North America ("APPIANT NA") (then named Voice Plus). APPIANT NA was then engaged in the business of integrating voice-processing systems with telecommunications equipment. Appiant Technologies Inc. acquired APPIANT NA on February 3, 1997, along with a development stage company whose operations were later merged with those of APPIANT NA. On February 4, 1997, we completed an initial public offering of shares of our Common Stock.

We acquired Infotel on June 22, 1998. Infotel is an integrator of infrastructure communications equipment products, providing radar system integration, turnkey project management services and test instrumentation, as well as a portfolio of communications equipment in Asia. Infotel is headquartered in Singapore.

On February 4, 2000, we completed our acquisition of the assets of SVG Software Services, Inc., a California corporation ("SVG"), pursuant to the Plan and Agreement of Reorganization (the "Agreement"), dated February 4, 2000, between Appiant and SVG.

On February 4, 2000, we acquired all the shares of Nhancement Technologies (India) Pte. Ltd. ("NHAN India") a company incorporated in Chennai, India that engages in the business of web design and software products development. NHAN India conducts substantial software development activities for the inUnison-TM-portal. NHAN India was also focusing on call center solutions and outsourcing
for enterprises seeking to establish call centers in India.   NHAN India and is
call center business was sold in fiscal 2001, a number of the members of the engineering team remained with Appiant.

Both acquisitions were consummated with a view of gaining access to important technologies and engineering skills critical to developing our software applications, both of which remain within the Company.

On January 21, 2000, we acquired Trimark, Inc., headquartered in San Diego, California and doing business as Triad Marketing ("Triad"). The Triad acquisition provided us with recommendation engine software tools for inclusion with our inUnison-TM- unified communications and unified information applications. The market profile selling services were discontinued in fiscal 2001 and most of the related employees were laid-off.

On February 4, 2000, we acquired all the shares of Appiant Technologies (India) Pte. Ltd. ("APPIANT India") a company incorporated in Chennai, India that engages in the business of web design and software products development.

In fiscal year 2001, we sold our Appiant India subsidiary to a related party. The disposition did not have a significant impact on our financial position or results of operations.

On May 23, 2001, Appiant Technologies Inc. ("Appiant") acquired all of the outstanding stock of Quaartz, Inc. ("Quaartz"). Quaartz is a pioneering Internet affinity marketing company that provides Internet-hosted applications enabling companies and organizations to deliver event announcements, communication tools and e-commerce directly to their online communities. The acquisition was consummated with a view of gaining access to important technologies and engineering skills critical to developing our software applications.

Our remaining legacy systems integration businesses include voice processing, multimedia messaging, and infrastructure communications equipment products.

     LEGACY PRODUCTS AND SERVICES

     NT-BASED COMMUNICATION SERVERS

Legacy communications have included NT-based communication server solutions from Enterprise Information Center ("EIC") that are manufactured by Interactive Intelligence, Inc. ("I3"). These EIC servers allow multiple integrated forms of communications through a single system. The forms of communications supported by the EIC system include voice, data, email, facsimile, voicemail interactive voice response. All are web capable. The Company discontinued these operations in fiscal 2001 to focus on our own new inUnison services and applications.

     VOICE PROCESSING AND MULTIMEDIA MESSAGING

Legacy voice messaging, text messaging, LAN messaging and interactive voice response or self-inquiry systems have been delivered through third party manufacturers such as NEC and ADC (which acquired Centigram Communications in 2000. APPIANT NA has historically been a systems integrator and national distributor of voice processing equipment from several manufacturers whose equipment enables users to access and interact with a broad range of information in a variety of formats (including voice, text, data and facsimile) from a variety of terminals (including touch-tone telephones and personal computers). We have offered a broad range of products that support a number of enterprise applications such as telephone answering, automated attendant, voice messaging, paging, facsimile messaging, interactive voice response, LAN integration and networking, and technical support.
INFOTEL

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

     SALES AND MARKETING

We have had a marketing and distribution infrastructure for our own software products and services and for third party voice processing and multimedia messaging products. We have marketing personnel, technical assistance centers (including customer service representatives, system engineers and senior level field technicians) and a network of service/support dealers to provide our customers with personalized attention, flexibility, responsiveness and accountability within the United States and Singapore.

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

     RESEARCH AND DEVELOPMENT

Our industry is characterized by rapid technological change and product innovation. Our early "beta" customers have also requested numerous changes to our original product release and management expects new customers will also request product changes and innovations. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products.


     LEGACY CUSTOMERS, BACKLOG

We have serviced approximately 1000 clients. Revenues from our five largest customers, Firstring, Inc., EPCOS Pte. Ltd., Voicestream Wireless, Philips Electronics (S) Pte. Ltd. and Mediacorp T & T, Pte. Ltd., accounted for approximately 9.4%, 9.3%, 7.0%, 5.5% and 5.2% respectively of total net revenues during the fiscal year ended September 30, 2001. Backlog at September 30, 2001 was $5.5 million as compared to $9.5 million at September 30, 2000. On a stand-alone basis, backlog for APPIANT NA is $1.0 million for legacy systems and $2.2 million for our new inUnison service and $2.3 million for Infotel at September 30, 2001.

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

     EMPLOYEES

As of September 30, 2001, we employed a total of 140 employees worldwide: 83 in the United States, 51 in Singapore and employed by Infotel, and 6 in Chennai, India. Our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees worldwide are good.

COMPETITION

     NEW BUSINESS MODEL - UNIFIED COMMUNICATIONS AND UNIFIED INFORMATION

We are executing a new business model to provide unified communications and unified information applications to our customers in a hosted, carrier-grade, recurring revenue model that we believe will be both dynamic and competitive. For a number of years, we have competed in providing non-hosted unified messaging solutions with a number of companies including legacy voicemail providers. The unified messaging market, which we see as generally consisting of bringing together non-real time voice mail, e-mail and fax communications into one "box", is, in our view, fragmented and filled with many competitors. In the unified messaging sector, we may generally compete with companies such as Mobility, Linx Communications, Call Sciences, Webbley, One Red Cube, and Tornado Development Corporation.

In the unified communications sector, which we generally define to include the non-real time communications that are brought together with real time communications such as call delivery and connectivity, we anticipate competing with much larger competitors such as Lucent Technologies ("Lucent") and Nortel. We may also face competition from some of our legacy business vendors such as ADC (which in 2000 acquired Centigram Communications, one of our legacy business vendors), and Interactive Intelligence. Other competition in the unified communications space may include AirTrac Chicago, Inc., CentreCom, HotVoice and uReach. To compete with these companies, we plan to work closely with our current and future strategic partners.

At the present time, we are one of the first companies in unified information which, as we define it, incorporates or will incorporate into our inUnison-TM-portal all of the unified communications solutions and unifies information from private, public and enterprise sources and, through our various proprietary engines, allows individuals to access this information anytime and anywhere in any format from any communications device. We anticipate that with our success, we may indeed begin to face additional competition in this space.

Our proprietary technologies will be key to the success of our new inUnison-TM-portal and applications. Our speech recognition technologies are speaker and dialect-independent, and are expected to augment future versions of our inUnison-TM- portal working in conjunction with existing third party voice recognition products. Our speech recognition vocabulary at present is among the largest, consisting of approximately 300,000 words. We anticipate increased competition from other speech recognition vendors such as Speechworks, IBM, Lernout & Hauspie and Nuance.

LEGACY BUSINESSES

     NORTH AMERICA

     Enterprise Software Services

Some of our legacy software products and services have faced competition that will increase and we believe that computer software vendors, such as Novell, Inc., IBM, and Microsoft Corporation, will continue to develop enhanced messaging and networking software with voice and data information processing applications that compete with our legacy software products and services. A substantial majority of competitors in the voice-processing field have better name recognition in this market, a larger installed base of customers and greater financial, marketing and technical resources.

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

We expect that our inUnison product offering, as well as our principal existing competitors and new competitors will offer new or enhanced products. We believe that computer software vendors such as Novell, Inc., IBM, and Microsoft Corporation, will continue to develop enhanced messaging and networking software with voice and data information processing applications.

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

     Services Providers

Competitors providing products to various services providers, such as cellular communications operators, long-distance resellers and local telephone companies, include several voice processing manufacturers such as Lucent, ADC, Comverse Technology, Inc., Digital Sound Corp. and Glenayre Technologies, Inc.

     INFOTEL

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


ITEM 2.  PROPERTIES

FACILITIES

Our corporate offices occupy approximately 15,110 square feet of office space in premises shared with APPIANT NA. This facility is leased pursuant to a lease agreement expiring April 3, 2007. The lease provides for approximately 3% rent escalations during each year of the lease. Rental payments average U.S. $21,100 per month over the term of the lease. We are currently negotiating to acquire additional office space adjacent to or near our existing Pleasanton, California headquarters office, while the commercial real estate market in and around Pleasanton, California and the east San Francisco Bay Area is competitive, and we expect to be able to secure additional real estate to meet our needs.

Quaartz offices occupy approximately 6,600 square feet of office space in premises in Santa Clara, California. This facility is leased pursuant to a lease agreement expiring July 14, 2002. Rental payments are $21,300 per month over the remaining term of the lease. We lease office space at several other locations in the United States under leases, which expire in various years. Aggregate space leased at these facilities totals approximately 5,000 square feet, and total monthly office rental expense for these facilities is approximately $7,000. Infotel has recently signed a new office lease, which expires December 2002, for approximately 9,700 square feet to meet its expansion plans, and moved into these offices in December 2000. The monthly rent expense for Infotel's office space is US $12,000. We believe that leased office space at market rates is readily available at all such other locations.

In addition, we maintain small sales and or service offices in various states.

ITEM 3.  LEGAL PROCEEDINGS

In January 2002, a judgment was issued against the Company in favor of an equipment vendor in the amount of $122,772.83. Company is in discussions to establish a mutually agreed upon payment plan and expects to settle this issue.

In October 2001, a software vendor filed suit against the Company for breach of contract totaling approximately $702,737 plus interest and reasonable attorney's fees. On December 28, 2001, Appiant filed an answer denying this general demand and will vigorously pursue this matter.

A major customer tendered billings for reimbursable costs and expenses arising from their defense of certain patent infringement claims asserted against them. They are seeking reimbursement from Company of approximately $52,762. As the Company is only a distributor of these systems, any liability suffered by us is reimbursable by the supplier of these systems.

In January 2002, we received a demand for payment, in the amount of $1,248,090.50, from Glenn Saito's counsel. If payment is not received on/before January 11, 2002, they will file a lawsuit for breach of contract. The Company is currently in negotiations to extend the date of this note.

The Company is not subject to any other material litigation nor, to its knowledge, is other litigation threatened against it.

The costs and other effects (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition, operating results and cash flows.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock is traded on the NASDAQ SmallCap Market under the symbol "APPS". As of January 11, 2001, there were 15,983,200 shares of Common Stock outstanding held by approximately 4,000 beneficial holders of record. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock on the NASDAQ SmallCap Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

                                                        COMMON STOCK
                                                       HIGH       LOW
                                                       ----       ---
           1999
           September...............................    1.922     1.297
           October.................................    1.563     1.063
           November................................    1.781     1.188
           December................................    6.438     1.344
           2000
           January.................................  $ 9.563   $ 4.563
           February................................   14.875     8.313
           March...................................   19.500    11.625
           April...................................   20.750    11.500
           May.....................................   24.750    15.938
           June....................................   18.250    10.000
           July....................................   13.875     6.938
           August..................................   15.500     8.313
           September...............................   17.438    13.313
           October.................................   25.250    15.000
           November................................   24.875   12.8125
           December................................  15.1875     4.000
           2001
           January.................................  $ 6.750   $ 4.880
           February................................    6.250     4.813
           March...................................    5.500     3.109
           April...................................    3.550     2.400
           May.....................................    2.850     1.570
           June....................................    4.900     1.540
           July....................................    2.830     1.800
           August..................................    2.190     1.800
           September...............................    2.180     1.380
           October.................................    2.190     1.520
           November................................    1.660     1.290
           December................................    3.050     1.140

On January 11, 2002, the last reported sales price for the Common Stock as reported on the NASDAQ Small Cap Market was $2.48.

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

UNREGISTERED SALES OF SECURITIES

In October 2000, we issued a warrant to purchase up to 75,000 shares of common stock to Joseph Stevens to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until October 31, 2001. The exercise price per share of this warrant is $13.50.

In November 2000, we issued a warrant to purchase up to 30,000 shares of common stock to Jack J. Zahran to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until November 28, 2005. The exercise price per share of this warrant is $8.3438.

In January 2001, we issued a warrant dated as of July 2000 to purchase up to 300,000 shares of common stock to Baldwin Partners, LP to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable may be exercised until December 31, 2002. The exercise price per share of this warrant is $6.00.

In March 2001, we issued a convertible debenture of $2.5 million and various warrants to purchase up to 1,481,481 shares of common stock to L. Thomas Baldwin III to raise operating capital for us in a transaction exempt from registration under Section 4(2). The shares to be issued upon the conversion of the note and the exercise of the warrants equal more than 20% of the Company's outstanding shares and require a vote of the shareholders. Once approved by the shareholders, the warrants are immediately exercisable and may be exercised until March 2008. The conversion price of the note is $1.50 per share and is due if not converted on May 31, 2002. The exercise price per share of these warrants is $2.70.

In May 2001, we issued a warrant to purchase up to 50,000 of common stock to Jim Gillespie to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until May 31, 2006. The exercise price per share of this warrant is $1.80.

In May 2001, we issued a warrant to purchase up to 30,000 shares of common stock to Lucien Thomas Baldwin III to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until May 31, 2006. The exercise price per share of this warrant is $1.57.

In May 2001, we issued a warrant to purchase up to 50,000 shares of common stock to Cynthia Manos to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until May 31, 2006. The exercise price per share of this warrant is $1.57.

In May 2001, we issued a warrant to purchase up to 20,000 shares of common stock to Douglas Zorn to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until May 31, 2006. The exercise price per share of this warrant is $1.57.

In May 2001, we issued a warrant to purchase up to 20,000 shares of common stock to Jim Gillespie to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until May 31, 2006. The exercise price per share of this warrant is $1.57.

In June 2001, we issued a warrant to purchase up to 175,000 shares of common stock to ITB Asset Management, Inc. ("ITB") in lieu of cash payment in consideration for certain services rendered to Appiant in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 37,879 shares of common stock to Trust F.B.D. Amos N. Prescott Jr. U/A/D 1/30/76, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 37,879 shares of common stock to Martin t. Knobloch, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 18,939 shares of common stock to Traci Marie Passiglia, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 37,879 shares of common stock to Jocelyn Twist, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 37,879 shares of common stock to James L. Prescott, Jr., as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 18,939 shares of common stock to Karen McDonnell, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 284,091 shares of common stock to Cynthia Manos, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 37,879 shares of common stock to R. Donald Prescott, Jr., as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 37,879 shares of common stock to Amos N. Prescott, Jr. Revocable Trust DTD 5/2/95, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 37,879 shares of common stock to James & Carol Furlong, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 37,879 shares of common stock to Albert Belsky, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 18,939 shares of common stock to Patrick Matre, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 56,818 shares of common stock to Lucien Thomas Baldwin III, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 113,636 shares of common stock to Athena P. Smith, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 37,879 shares of common stock to Kurt W. Kaufman, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In June 2001, we issued a warrant to purchase up to 37,879 shares of common stock to Thomas E. & Kristin Goodalis, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of this warrant is $2.64.

In October 2001, we issued a warrant to purchase up to 59,524 shares of common stock to Lucien Thomas Baldwin III, as set forth in a Promissory Note and secured by the Company's Voice Plus Accounts Receivables, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until October 31, 2006. The exercise price per share of this warrant is $1.68.

In October 2001, we issued a warrant to purchase up to 59,524 of common stock to Douglas Zorn, as set forth in a Promissory Note and secured by the Company's Voice Plus Accounts Receivables, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until October 31, 2006. The exercise price per share of this warrant is $1.68.

In October 2001, we issued a warrant to purchase up to 59,524 shares of common stock to Jim Gillespie, as set forth in a Promissory Note and secured by the Company's Voice Plus Accounts Receivables, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until October 31, 2006. The exercise price per share of this warrant is $1.68.


In November 2001, we issued a warrant to purchase up to 150,000 shares of common stock to Lucien Thomas Baldwin III, as set forth in a Promissory Note and secured by the VoiceTel and Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until November 28, 2006. The exercise price per share of this warrant is $1.35.

In November 2001, we issued a warrant to purchase up to 77,519 shares of common stock to Robert J. Schmier, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until November 28, 2006. The exercise price per share of this warrant is $1.29.

In November 2001, we issued a warrant to purchase up to 143,885 shares of common stock to Robert Gilman, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until November 29, 2006. The exercise price per share of this warrant is $1.39.

In December 2001, we issued a warrant to purchase up to 38,462 shares of common stock to Dr. Gabor Rubanyi, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until November 29, 2006. The exercise price per share of this warrant is $1.30.

In December 2001, we issued a warrant to purchase up to 19,084 shares of common stock to Dr. Robert L. Glass, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until December 7, 2006. The exercise price per share of this warrant is $1.31.

In December 2001, we issued a warrant to purchase up to 33,333 shares of common stock to Jeremy Judge, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until December 12, 2006. The exercise price per share of this warrant is $1.20.

In December 2001, we issued a warrant to purchase up to 83,333 shares of common stock to Wayne Saker, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may exercised until December 12, 2006. The exercise price per share of this warrant is $1.20.

In December 2001, we issued a warrant to purchase up to 42,373 shares of common stock to Dr. Harry Mittelman, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until December 20, 2006. The exercise price per share of this warrant is $1.77.

In December 2001, we issued a warrant to purchase up to 56,497 of common stock to Robert Gilman, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until December 20, 2006. The exercise price per share of this warrant is $1.77.

In December 2001, we issued a warrant to purchase up to 56,497 shares of common stock to Wayne Saker, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until December 20, 2006. The exercise price per share of this warrant is $1.77.

In December 2001, we issued a warrant to purchase up to 112,994 warrants to purchase shares of common stock to Robert Gilman, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until December 20, 2006. The exercise price per share of this warrant is $1.77.

ITEM 6. SELECTED FINANCIAL DATA

                                               YEARS ENDED SEPTEMBER 30, 2001, 2000, 1999
                                               AND 1997 AND THE NINE MONTHS ENDED SEPTEMBER
                                               30, 1998
                                           ---------------------------------------------------
                                            2001      2000       1999       1998        1997
                                           ------    -------    -------    -------    --------
                                                            (IN THOUSANDS)

Total net revenues.......................  $21,748    $25,529    $23,340    $ 9,442    $  8,738
Loss from  continuing  operations........  (21,009)   (10,174)     (512)     (1,430)     (4,653)
Net loss from continuing operations......  (29,929)   (12,844)     (717)     (1,523)     (4,594)
Loss from discountinued operations.......        -          -         -        (581)          3
Loss on disposal of discontinued operations      -          -         -        (369)          -
Net loss per share -- basic and
  diluted continuing operations..........  $(2.56)   $ (1.25)   $ (0.23)   $  (0.41)   $  (1.18)
Net loss per share -- basic and
  diluted discontinuing operations.......  $    -    $      -   $     -    $  (0.20)   $      -
Shares used in net loss per
  share -- basic and diluted.............   14,687      10,303      6,249      4,802       3,883
Total assets.............................  $40,366    $ 38,785    $16,021    $12,871    $  6,310
Long-term obligations....................  $   511    $  4,717    $    62    $    68    $    158

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future.

Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies; the levels of international sales; future expansion or utilization of manufacturing capacity; future expenditures; and statements regarding current or future acquisitions, and are generally identifiable by he use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results, performance or achievements) expressed or implied by these forward-looking statements to be substantially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following:

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

We are a software applications and services company that is transitioning our business model to specialize in unified communications and unified information (UC/UI) solutions. We are transitioning our business model to provide our hosted, IP-based unified communications and unified information portal and applications branded under the name "inUnison-TM-" in an ASP recurring revenue model.

Our inUnison-TM- portal and applications incorporate or will incorporate both our proprietary UC/UI applications including, but not limited to, our own speech recognition technologies, data mining, data analysis, navigation, web collaboration, recommendation engines, web phone, and client relationship management ("CRM") applications, as well as various third party applications. Our inUnison-TM- portal serves as a single means of accessing information from multiple sources.

Our inUnison-TM- portal is an open system incorporating or integrating third party applications and programs. Our customers offer their subscribers inUnison applications in a web-based portal that can be custom-branded for each customer.

We are offering our inUnison-TM- UC/UI applications in a hosted, recurring service-based revenue model to targeted markets and industry segments. Our goal is to be the "service provider's service provider", offering our inUnison-TM-applications in a resale model where we will price our applications separately and/or in packages to our service provider customers for resale to their subscribers. We also enter into revenue sharing arrangements with certain customers where we will share revenues from our applications and, in some cases, minutes from outbound calls made from and in-bound calls made to the portal. In the future we also plan to license our proprietary technology or portions of it to third parties. We intend to develop continuously new applications and to integrate third party applications into our portal. Our customers will be able to offer these applications in a portal that we maintain, but which can be custom-branded.

Our consolidated financial statements include our results as well as the results of our significant operating subsidiaries: NHancement Technologies North America, Inc. ("APPIANT NA"), Infotel Technologies (Pte) Ltd ("Infotel"), and Nhancement Acquisition Corp. (formerly, Trimark Incorporated, "Trimark"). The legacy business of Trimark were discontinued and Enhancement India call center business was sold, these businesses are not expected to have a materially adverse effect on the Company's financial condition. On February 5, 2001, Appiant acquired certain assets of Quaartz, Inc., the results of the operations of Quaartz from February 1, 2001 to September 30, 2001 are included in our consolidated financial statements.

For our legacy operations, the Company derives its revenue primarily from its APPIANT NA and Infotel. Generally, revenue derived from APPIANT NA relates to the distribution and integration of voice processing and multimedia messaging equipment manufactured by others and maintenance services. The revenue derived from Infotel primarily relates to the distribution and integration of telecommunications and other electronic products and providing services primarily for radar system integration, turnkey project management and test instrumentation. Equipment sales and related integration services revenue is recognized upon acceptance and delivery if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. Provisions for estimated warranty costs and returns are made when the related revenue is recognized. Revenue from maintenance services related to ongoing customer support is recognized ratably over the period of the maintenance contact. Maintenance service fees are generally received in advance and are non-refundable. Service revenue is recognized as the related services are performed. Revenues from projects undertaken for customers under fixed price contracts are recognized under the percentage-of-completion method of accounting for which the estimated revenue is based on the ratio of cost incurred to costs incurred plus estimated costs to complete. When the Company's current estimates of total contract revenue and cost indicate a loss, the Company records a provision for estimated loss on the contract.

While we have been and are in the process of launching our new, hosted unified communications and unified information applications business model, our results for fiscal year ended September 30, 2001 reflect generally the results of our legacy business in North America, as well as that of Infotel. Our revenues for fiscal year 2001 were derived solely from our legacy businesses. Revenues related to our offering of the inUnison-TM- UC/UI applications in a hosted, recurring ASP revenue model are expected to begin in the first fiscal quarter of 2002. Management believes that future revenues from legacy voicemail systems will steadily decline due to the introduction of inUnison-TM-. Due to economic conditions and as a result of discontinued operations, we have decreased significantly our headcount in the United States and India (sales, sales engineering, operations, and engineering).

Currently our new business model for providing unified communications and unified information in a hosted, recurring revenue service model makes us one of the first companies in this new market. We anticipate competition in this relatively new market space to increase significantly. We will continue to invest heavily in software development and in the operations personnel necessary to deploy and operate our applications to provide our customers with carrier grade or "99.95%" reliability.

In fiscal year 2001, we entered into a number of financing transactions designed to provide us with funding for our new, hosted unified communications and unified information business model. We successfully closed on a $5.1 million convertible debenture offering and $0.5 million in non-convertible debentures with warrants.

We continued to invest heavily in research and development, and acquired various technologies. We acquired certain assets of Quaartz, Inc. With the Quaartz acquisition, we acquired the intellectual property related to the calendar applications that we have incorporated into our inUnison-TM- portal.

RESULTS OF OPERATIONS

Management's discussions address audited financial data for the years ended September 30, 2001, 2000 and 1999.

The following table shows audited results of operations, as a percentage of net sales, for the fiscal years ended September 30, 2001, 2000 and 1999:

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                                          Years Ended September 30,
     -----------------------------------  -------------------------
                                            2001     2000     1999
     -----------------------------------  --------  -------  ------
     Net Sales                              100.0%   100.0%  100.0%
     Cost of Sales                           80.7%    72.4%   67.7%
     Gross Profit                            19.3%    27.6%   32.3%
     Restructuring, selling, general and
     administrative expenses                 90.0%    64.8%   32.6%
     Impairment loss                         17.0%      --%     --%
     Amortization of goodwill                 9.0%     2.6%    1.9%
     Loss from operations                  (96.7)%  (39.9)%  (2.2)%
     Other expenses                          39.6%     9.4%  (0.7)%
     Income Loss before taxes             (136.3)%  (49.3)%  (2.9%)
     Income tax                               1.3%     1.0%    0.2%
     Net loss                             (137.6)%  (50.3)%  (3.1)%
     -----------------------------------  --------  -------  ------


Net Revenues

For the fiscal year ended September 30, 2001, our net revenues were $21.7 million as compared to $25.5 million for the same period ending September 30, 2000 and $23.3 million for the same period in 1999, representing a decrease of $3.8 million or 14.9% compared to fiscal 2000 and $1.6 million or a 6.9% decrease for the same period in 1999. Our net revenues for fiscal year 2001 were adversely affected by the transition to our new business model of providing unified communications and unified information applications in our inUnison-TM-portal in a hosted service, recurring revenue model. The decline also represents a decline in our legacy revenues in North America occurring mainly because customers have delayed additional purchases of legacy systems in anticipation of the new inUnison product and a decision by management to de-emphasis several legacy products such as call centers and proprietary voice messaging products.

On a full year basis, APPIANT NA's net revenues were $8.7 million for the fiscal year ended September 30, 2001 as compared to $13.2 million for the period ending September 30, 2000 and $13.7 million for the same period in 1999. The 2001 year-to-date decrease in APPIANT NA net revenues came from reduced enterprise information center products which were discontinued, as well as lower legacy system sales within our existing customer base.

Net revenues for our Infotel subsidiary were $13.1 million for the fiscal year ended September 30, 2001 as compared to $11.6 million for our fiscal year ended September 30, 2000 and $9.7 million for the same period in 1999. The increase in such net revenues in fiscal year 2001 occurred within the test instruments segment due to high demand from key customers partially offset by a shortfall in radio system sales.

Our legacy business backlog decreased to $5.5 million at September 30, 2001 as compared to $9.5 million as of September 30, 2000 and $7.5 million or 36.4% for the same period in 1999. APPIANT NA's order backlog increased to $1.0 million from $2.9 million at September 30, 2000 and from $2.4 million at September 30, 1999. Infotel's backlog decreased at September 30, 2001 to $2.3 million from $6.6 million at September 30, 2000 and from $2.1 million at September 30, 1999. Initial orders for our new inUnison product total approximately $2.2 million as of September 30, 20001.

Gross Margin

Our gross margin for fiscal year 2001 was $4.2 million or 19.3% of net revenues, as compared to $7.1 million or 27.6% for fiscal year 2000 and $7.5 million or 32.3% for the same period in 1999. The decrease principally relates to substantial reductions in our legacy business revenues, coupled with the fixed nature of operating costs in our APPIANT NA operation associated with the preparation to deliver inUnison services to begin in the first quarter of fiscal 2002. APPIANT NA's gross margin on a stand-alone basis for the fiscal year 2001 was $1.0 million or 8.0%, as compared to $3.0 million or 23.0% for the fiscal year ended September 30, 2000 and $5.1 million or 37.3% for the same period in 1999. The decrease in gross margin in APPIANT NA was due to reduced revenue levels and the cost of operations that are part of cost of preparing for the delivery of inUnison services. Infotel's gross margin percentage on a stand-alone basis declined from 27.4% for the fiscal year ended September 30, 2000 to 24.8% for the fiscal year ended September 30, 2001. This decrease in Infotel's gross margin percentage is due to general slow down in the Singapore economy especially in the second half of the fiscal year.

Research and Development

Our industry is characterized by rapid technological change and product innovation. Our early "beta" customers have also requested numerous changes to our original product release and management expects new customers will also request product changes and innovations. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. Our capitalized research and development expenditures increased by $7.6 million in fiscal year 2001, reflecting our continued investment in research and development. We did not have significant research and development expenditures in 1998. We have adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," ("SOP 98-1") and capitalize our research and development costs related to software development, and we will begin amortizing these costs when the capitalized software is substantially complete and ready for its intended use.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses ("SG&A"), including goodwill amortization, restructuring charge, impairment loss, and non-cash charges related to options and warrants, as a percentage of net sales increased to 102.5% of net revenues for the fiscal year ended September 30, 2001, as compared to 67.5% for fiscal year 2000 and 34.5% for fiscal year 1999. This increase is due to the addition of the reduction in revenues in APPIANT NA as we accelerated our transition to our new business model, one-time non-cash expenses including, $3.7 million of impairment costs, and additional amortization charges of $1.3 million associated with acquisitions. SG&A for APPIANT NA on a stand-alone basis increased to $14.0 million or 160.9% for fiscal year 2001 from $6.0 million or 23.7% in fiscal year 2000 and $5.5 million or 23.7% in fiscal year 1999.
Appiant NA's SG&A expenses increased as a percentage of revenues mainly because of the significant decrease in Appiant NA's revenues during fiscal year 2001 and expenditures in Sales and Marketing related to the new product. On a stand-alone basis, Infotel's SG&A as a percentage of revenues decreased to 19.4% for fiscal year 2001 from 25.7% for fiscal year 2000 and 16.5% in fiscal year 1999. Infotel's SG&A expenses decreased as a percentage of revenues mainly because of the increase in Infotel's revenues during fiscal year 2001 and cost controls implemented, which resulted in a decrease in headcount within the Singapore operation.

In fiscal year 2001, we incurred non-cash compensation benefit of $1.7 million related to net exercise warrants issued to members of our Board of Directors and various other parties.

Interest and Other Income, Net

Our net interest expense increased to $8.6 million or 39.4% in fiscal year 2001 from $2.3 million or 9.0% in fiscal year 2000 and from $0.4 million during fiscal 1999. The increase in net interest expense in fiscal year 2001 results primarily from non-cash charges related to a beneficial conversion feature associated with debentures that we issued in fiscal years 2000 and 2001.

Income taxes

We currently have approximately $41.6 million in US federal net operating loss carry-forwards. The use of approximately 8 million of these net-operating losses are subject to an annual limitation of $250,000. At September 30, 2001, we provided a 100% valuation allowance against our deferred tax asset. We believe that since sufficient uncertainty exists regarding the realization of the deferred tax asset, a full valuation allowance is required. Income tax of $280,000 relates to accrued income tax liabilities for Infotel, our subsidiary in Singapore.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our capital requirements through a combination of sales of equity securities, convertible and other debt offerings, bank borrowings, asset-based secured financings, structured financing and cash generated from operations.

During our fiscal year ended September 30, 2001 net cash used in operating activities was $11.5 million. Although we incurred a loss of $30.0 million for the fiscal year, $12.2 million of this loss was attributed to various non-cash charges. Further, our loss was offset by substantial decreases in accounts receivables and inventory and substantial increases in accounts payable and other current liabilities. Net cash provided by investing and financing activities totaled $9.3 million consisting of proceeds from issuance of convertible debentures, common stock, notes and warrants exercised which were offset by the repayments of our line of credit, payments on capital lease obligations and purchases of software, property and equipment.

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

Our principal sources of liquidity at September 30, 2001 were as follows:

On June 8, 2001, the Company raised working capital of approximately $2.6 million in a Series B Preferred Stock financing and issued ten warrants to purchase up to an aggregate of 1,065,152 shares of common stock to ten investors, including the placement agent, in transactions exempt from registration under Section 4(2). The warrants are immediately exercisable and may be exercised until June 8, 2006. The exercise price per share of these warrants is $2.64.

On December 7, 2001, we have a memorandum of understanding with a large supplier, who agreed to accept as the forgiveness of approximately $4.5 million in debt, the payments previously made from Appiant to them as payment in full and final settlement of any obligations from Appiant.

On March 21, 2001, the Company raised $2.5 million in convertible debentures and warrants with L. Thomas Baldwin III. Additionally on various dates the Company raised an additional $500,000 of non-convertible debentures with warrants from management and other related parties.

On August 15, 2001, Appiant Technologies, Inc. ("Appiant") executed a Settlement Agreement and Release, ("Settlement Agreement") effective as of July 27, 2001, with Cisco Systems, Inc. ("Cisco") and Cisco Systems Capital ("Cisco Capital"). The Settlement Agreement provides that Cisco Capital will convert Appiant's down payment of Three Million Dollars ($3,000,000) into a software license fee for "Paid Up" uOne licenses. In addition, Cisco Capital forgave approximately Seven Million Dollars ($7,000,000) for the remaining sums owed for the Lease Licenses. Under the terms of the Settlement Agreement, Appiant may use the Paid Up licenses and Cisco will maintain its support for nine months (the "Transition Period") while Appiant evaluates its options of transitioning to the vendor that purchased the UCSBU or pursuing other opportunities. Cisco also loaned Appiant Three Million Dollars ($3,000,000) (the "Cisco Loan") for use during the Transition Period. On or before the end of the Transition Period, Appiant may elect to continue using the Paid Up licenses and repay the Cisco Loan, or return the Paid Up licenses, in which case, the Cisco Loan will be deemed to have been paid in full and completely discharged.

Despite our substantial negative working capital at September 30, 2001, we believe that our anticipated cash flows from both operations and available to us through secured financing are sufficient coupled with substantial debt forgiveness from vendors and the expected conversion of a significant portion of current debt will allow us to meet our operating and capital requirements for at least the next 12 months. Our capital requirements in the next 12 months will mainly result from hardware and software purchases and professional services pertaining to our hosted services. We anticipate financing these capital requirements through structured financing from our vendors and partners, equity and debt offerings, and cash generated from operations. We could be required, or could elect, to raise additional funds during that period, and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

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

WE HAVE CURRENTLY RECORDED A NET LOSS, WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

We recorded a net loss of $29.9 million on net revenues of $21.7 million for our fiscal year ended September 30, 2001. We also sustained significant losses for the fiscal years ended September 30, 1999 and 2000. Although we anticipate a net operating profit for our fiscal year ended September 30, 2002, operating losses in the first quarters could occur.

We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability as we build our organization for our new inUnison-TM- business model. In addition, we anticipate beginning amortizing capitalized software and other assets that we have purchased or developed for our new inUnison-TM- business model in our fiscal year 2002. We cannot be certain that we will continue to realize sufficient revenue to return to or sustain profitability.

Our financial condition and results of operations may be adversely affected if we fail to produce positive operating results. This could also:


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

A NUMBER OF FACTORS COULD CAUSE OUR FINANCIAL RESULTS TO BE WORSE THAN EXPECTED, RESULTING IN A DECLINE IN OUR STOCK PRICE.

We plan to increase significantly our operating expenses to expand our sales and marketing activities, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development, and build our operational infrastructure. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any delay in generating or recognizing revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, if any, which could cause the price of our common stock to fall further.

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


OUR NEW PRODUCTS AND STRATEGIC PARTNERING RELATIONSHIPS MAY NOT BE SUCCESSFUL.

We have launched our inUnison-TM- UC/UI product applications that are designed to provide our customers with hosted unifying communications and unifying information solutions. While we believe that our inUnison-TM- applications will provide our customers with scaled, carrier grade IP-based solutions, we cannot assure you that our customers will accept or adopt them on a large scale. Our integration efforts with other third party software has and could continue to result in product delays and cost overruns. We cannot assure you that other software vendors whose software products we license or incorporate into our inUnison-TM- portal will continue to support their products. If these vendors discontinue their support, our business would be adversely affected.

Further, we expect to continue incur substantial expenditures for equipment, systems, research and development, consultants and personnel to implement this new business model. As a result, our operating results and cash flows may be adversely affected. Although we anticipate a net operating profit for our fiscal year ended September 30, 2002, significant working capital will be needed by the Company to meet its business plan. Although we believe that this new product offering will ultimately result in profitable operations, there can be no assurance that the implementation of our new business model will be successful.

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE US TO INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

With the development and launch of our new hosted inUnison-TM- business model, we expect to experience periods of rapid growth can place, significant strain on our resources. Unless we manage this growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect production planning, managing headcount, or inaccurate financial reporting, either or all of which may result in unanticipated fluctuations in our operating results and adverse cash flow and financing requirements. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required among other things to:

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

WE PRESENTLY RELY UPON LEGACY VOICEMAIL SYSTEMS AND ENTERPRISE INFORMATION REVENUES.

For our fiscal year ended September 30, 2001, legacy voicemail systems revenues (which includes customer premises equipment revenues) accounted for approximately 14.6% of Company's total revenues and 36.6% of our North American revenues. Revenue from the sales of enterprise information and call center products accounted for approximately 63.3% of our North America revenue for the fiscal year ended September 30, 2001. The projected decline in our legacy business will have an adverse effect on our revenues and financial performance. Management believes that future revenues from legacy voicemail systems will steadily decline due to the introduction of inUnison-TM-. The Company discontinued its enterprise information and call center products during fiscal
year 2001.   Our ability to transition our product sales to our UC/UI hosted, recurring revenue model will be critical to our future growth.

THE SALES CYCLE FOR OUR NEW HOSTED APPLICATIONS MAY BE LONG, AND WE MAY INCUR SUBSTANTIAL NON-RECOVERABLE EXPENSES OR DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR OR OCCUR WHEN ANTICIPATED.

Although, we have several thousand subscribers on our hosted inUnison service, the timing of significant recurring revenues from our hosted inUnison-TM-unified communications and unified information applications is difficult to predict because the unified communications and unified information market is relatively new. Our success will depend in large measure on market demand and acceptance of these applications and technologies, our ability to create a brand for our applications and technologies, our ability to target and sell customers and to drive demand for our applications to their customers, our ability to develop pricing models and to set pricing for our applications, and our ability to build market share. We plan initially to provide our hosted applications to service providers such as wireless service providers (WSPs), internet service providers (ISPs), application service providers (ASPs) and competitive local exchange carriers (CLECs). We will need to create sales tools, service provider subscriber use models, methodologies and programs to work with our service provider customers to help devise cooperative advertising and sales campaigns to market and sell our inUnison-TM- applications to their customer. The sales process and sale cycle may vary substantially from customer to customer, and our ability to forecast accurately the sale opportunity for any customer, or to drive adoption of our inUnison-TM- applications in our customers' subscribers may be limited. There is no assurance that we will be successful in selling our applications or achieving targeted subscriber adoption, and our operating and cash flow requirements will be negatively impacted should we fail to achieve our targets within the time frames that we forecast.

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

WE RELY UPON OUR DISTRIBUTOR AND SUPPLIER RELATIONSHIPS.

Our current North American legacy operations depend upon the integration of hardware, software, and communications and data processing equipment manufactured by others into systems designed to meet the needs of our customers. Although we have agreements with a number of equipment manufacturers, a major portion of our revenues has been generated from the sale of products manufactured by three companies. We rely significantly on products manufactured and services provided by ADC Telecommunications, Inc. (formerly Centigram Communications Corporation), Baypoint Innovations, a division of Mitel, Inc., and Interactive Intelligence, Inc. Any disruption in our relationships with these suppliers would have a significant adverse effect on our business for an indeterminate period of time until new supplier relationships could be established.

Some of our current suppliers may currently or, at some point, compete with us as we roll out our inUnison-TM- UC/UI applications. Any potential competition from our suppliers could have a material negative impact on our business and financial performance.

WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS.

We have serviced approximately 1,000 customers worldwide. However, the revenues from our five largest customers accounted for approximately 9.4%, 9.3%, 7.0%, 5.5% and 5.2% of total revenues during our fiscal year ended September 30, 2001. No other customer accounted for over 5% of total revenues during this period. This concentration of revenue has resulted in additional risk to our operations, and any disruption of orders from our largest customers would adversely affect on our results of operations and financial condition.

Our Singapore subsidiary, Infotel Technologies (Pte) Ltd., offers a wide range of infrastructure communications equipment products. It has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel is also a networking service provider, and manages data networks for various customers. Infotel's financial performance depends in part on a steady stream of revenues relating to the services performed for Rohde & Schwarz test instruments. Infotel's revenues constituted approximately 60.4% of our total revenues for the fiscal year ended September 30, 2001. Any material change in our relationship with our manufacturers, including but not limited to Rohde & Schwarz, would materially adversely affect our results of operations and financial condition.

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

WE RELY HEAVILY ON OUR STRATEGIC PARTNERS IN OUR NEW BUSINESS MODEL, AND WITHOUT SUPPORT FROM OUR PARTNERS OUR BUSINESS COULD SUFFER.

We have built significant, valuable strategic partnering relationships with a number of partners including Cisco Systems, and these partnering relationships are important to our success. In the case of CISCO, they have committed to introducing customers to us. Hewlett-Packard also was an important strategic partner that was to assist us in designing, implementing and operating our backend solution to provide our UC/UI applications in a hosted, carrier grade environment. Hewlett-Packard was to provide consulting services in the design, build out and operation of our backend architecture. We were to host our applications in their data centers and to provide various levels of customer support. The deterioration of our relationships with Hewlett-Packard during fiscal 2001 had a material adverse affect on our UC/UI business and financial performance. While we believe that our partnering relationships with CISCO and other third parties are strong, we cannot assure you that these relationships will continue or that they will have a positive impact on our success.

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

Two of our prior acquisitions, namely the acquisition of Voice Plus (now known as Appiant Technologies North America, Inc.) and Advantis Network & Systems Sdn Bhd, a Malaysian company, in the past yielded operating results that were significantly lower than expected. In fact, the poor performance of Advantis led to its divestiture less than one year after we acquired the company.

The legacy business of Triad Marketing has declined as we have focused the people and technologies of the Triad business on our new inUnison-TM- UC/UI business and we discontinued its legacy operations.

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

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Infotel, our Singapore subsidiary, accounted for approximately 60.4% of our revenues for the fiscal year ended September 30, 2001, and approximately 45.2% of our revenues for the fiscal year ended September 30, 2000. There are risks associated with our international operations, including, but not limited to:

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

We anticipate that the market for our inUnison-TM- UC/UI business is global. We anticipate that we will be expanding our business operations for our UC/UI applications outside the United States, and project that we will launch our UC/UI business in Asia from our existing Singapore operations in the second quarter of our fiscal year 2002. However, we do not yet have established operations for our UC/UI applications outside of the United States, and our business could suffer material adverse results if we cannot build an international organization to launch our UC/UI applications outside of the United States in time to meet market demand or alternative solutions or standards.

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

OUR MANAGEMENT TEAM IS CRUCIAL TO OUR SUCCESS.

Our business depends heavily upon the services of its executives and certain key personnel, including Douglas S. Zorn, our President and Chief Executive Officer. Management changes often have a disruptive impact on businesses and can lead to the loss of key employees because of the uncertainty inherent in change. Within the last several years, we had significant changes in our key personnel. We cannot be certain that we will be successful in attracting and retaining key personnel worldwide - particularly in the Silicon Valley, greater San Francisco Bay and San Diego areas where we operate - as the employment markets there are intensely competitive. The loss of the services of any one or more of such key personnel, if not replaced, or the inability to attract such key personnel, could harm our business. While hiring efforts are underway to fill the vacancies created by the departure of other key employees, there is no assurance that these posts will be filled in the near future. The loss of these or other key employees could have a material adverse impact on our operations. Furthermore, the recent changes in management may not be adequate to sustain our profitability or to meet our future growth targets.

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

IF OUR SOFTWARE CONTAINS DEFECTS, WE COULD LOSE CUSTOMERS AND REVENUES.

Software applications that are as complex as ours often contain unknown and undetected errors or performance problems. Many defects are frequently found during the period immediately following the introduction of new software or enhancements to existing software. Furthermore, software which we may license from third parties for inclusion in our inUnison-TM- portal may also have undetected errors or may require significant integration, testing or re-engineering work to operate properly and as represented to our customers. Although we attempt to resolve all errors that we believe would be considered serious by our customers, both our software and any third party software that we license may not be error-free. Undetected errors or performance problems may be discovered in the future, and errors that were considered minor by us may be considered serious by our customers. This could result in lost revenues or delays in customer acceptance, and would be detrimental to our reputation, which could harm our business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We develop products in both the United States and Asia and market our products in both of these markets. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Substantially all of our Appiant NA revenues are currently denominated in U.S. dollars. Our Infotel subsidiary also purchases a significant amount of goods from overseas suppliers. These purchase commitments are often denominated in foreign currencies. We often use forward exchange contracts to hedge these unrecognized firm purchase commitments although this also exposes us to risk as a result of fluctuations in foreign currency exchange rates. We do not have any such exposure at September 30, 2001 but may continue to use these instruments in the future. Our interest expense is sensitive to changes in the general level of interest rates because some of our borrowings are subject to interest rates that vary with the prime rate. Due to the nature of our investments, we believe that there is not a material risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Item 13 of this Form 10-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

Directors and Executive Officers:

     Name                                 Title                Age
     ---------------------  ---------------------------------  ---
     Douglas S. Zorn        Chairman of the Board, Chief        52
                            Executive Officer and President
     L. Thomas Baldwin III  Director                            46
     Allen F. Jacobsen      Director                            75
     Robert J. Schmier      Director                            53
     N. Bruce Walko         Director                            61
     Ram V. Mani            Chief Technology Officer and        53
                            Director
     Ken G. Murray          Chief Operations Officer            45
     John R. Zavoli         Chief Financial Officer             42
     Richard G. Glover      Chief Marketing Officer             50
     Tom Ku                 Chief Technology & Marketing        41
                            Officer
     Joachim Zippel         Sr. Vice President, Engineering &   46
                            Operations
     Jim Gillespie          Exec. Vice President, Sales         49
     Sandra W. Smith        General Counsel and Corporate       38
                            Secretary

DOUGLAS S. ZORN. Mr. Zorn has been our Chairman of the Board, Chief Executive Officer and President since May 2000. Mr. Zorn served as Executive Vice President, Chief Financial Officer, Secretary and a Director of the Company since our incorporation in October 1996 until May 2000. Mr. Zorn served as Executive Vice President, Secretary and Treasurer, and Chief Financial and Operating Officer of BioFactors, Inc. from December 1993 until February 1997 and as a Director from June 1994 until February 1997.

L. THOMAS BALDWIN III. Mr. Baldwin has been a Director of the Company since December 2000. Mr. Baldwin is a prominent bond trader and investor. For more than the past five years, he has been Chairman of Baldwin Group Ltd., a parent company of various investment and financial services businesses. He has been a member of the Chicago Board of Trade, serving on its Executive Committee; as Chairman of the Advisory Subcommittee of the CPO/CTA Committee; and as Chairman of the Regulatory Compliance Subcommittee for Reg. 320.15 and 320.16 of the Exchange Relations Group. Mr. Baldwin also served as Vice Chairman of the T-Bond Pit Committee.

ALLEN F. JACOBSON. Mr. Jacobson has been a Director of our Company since August 2000. Mr. Jacobson is a former Chairman and Chief Executive Officer of 3M Corporation, where he had a distinguished career that spanned over 40 years. Mr. Jacobson has also served on the board of directors of Mobil Corporation, Silicon Graphics, Sara Lee Corporation, Potlatch Corporation, Alliant Techsystems, Inc., and US West.

ROBERT J. SCHMIER. Mr. Schmier has been a Director of our Company since January 1999. Mr. Schmier has been the President of Schmier & Feurring Properties, Inc. since 1981, and the President of Schmier & Feurring Realty, Inc. since 1985. These companies are involved in real estate development, leasing and property management of shopping centers and office buildings in Palm Beach County, Florida.

N. BRUCE WALKO. Mr. Walko has been a Director of our Company since January 1999. Mr. Walko has been the President of Cyberfast Systems, Inc., a company involved in international voice over internet protocol, since November 1999. Previously, Mr. Walko served as Southeast Regional General Manager for NextWave Telecom Inc. from 1994 until 1997. Mr. Walko was instrumental in the development of new technology telecommunication for NextWave and also for McCaw Cellular Inc. (now AT&T Wireless).

RAM V. MANI. Mr. Mani served as our Chief Technology Officer and President of the NHancement Technologies Software Group during the period June 1999 through August 2001. Mr. Mani was a Director of our Company during the period February 2000 through April 2001. Prior to joining our Company, Mr. Mani had been an independent software consultant for more than ten years for such companies as Voicemail International Inc., Atari Corp., Verbatim Corp., National Semiconductors Inc. and other high technology companies. From 1983 to 1999, Mr. Mani was the founder, President and Chief Executive Officer of Eastern Systems Technology, Inc., a developer of communications software, all of whose assets were acquired by our Company in August 1999.

KEN MURRAY was employed with the Company from May 2000 through April 2001. Mr. Murray was hired as the Executive Vice President of Sales and was promoted to Chief Operating Officer for the Company. Prior to joining our Company Mr. Murray held a variety of management and senior management positions with more than 20 years of experience with Hewlett Packard.

JOHN ZAVOLI was employed with the Company from May 2000 through February 2001 as our Chief Financial Officer. Prior to joining our Company, Mr. Zavoli was a Partner with Pricewaterhouse Coopers and held Senior Management roles with Madge Networks and Digital Equipment Corporation.

RICHARD GLOVER was employed with the Company from December 1999 through March 2001 as our Chief Marketing Officer. Prior to joining the Company, Mr. Glover served as Chief Executive Officer and President of Triad Marketing from 1991 until it was acquired by our Company in December 1999.

TOM KU was employed as an officer of the Company from May 2001 through December 2001. As the Chief Technology Officer and Chief Marketing Officer of Appiant Technologies, Inc. Tom founded Quaartz, Inc., a web based application company, in 1999 where he served as the Chief Executive Officer. He also led the professional services division of BEA Systems, Inc., the world leader in e-commerce transaction server software.

JOACHIM ZIPPEL joined the Company in May 2001 as the Sr. Vice President of Engineering and Operations of Appiant Technologies, Inc. Prior to joining Appiant, Joachim was the Executive Vice President of Operations and Services and co-founder of Quaartz, Inc., a web based application company. Joachim brings to the Company a wealth of experience in software development and data center operations from his 12-year tenure at Sun Microsystems.

JAMES GILLESPIE was employed as Senior Vice President of Sales for the Company from April 2001 through July 2001. As the founder and President of Voice Plus, Inc., an Industry leader in voice processing, Gillespie grew the business to a multi-million dollar company and planted the original seed that developed into Appiant Technologies today through a series of acquisitions and mergers. Mr. Gillespie also served as the Director of National Sales for Centigram Communications, Corp.

SANDRA SMITH joined the Company in February 2001 as the General Counsel and Corporate Secretary of Appiant Technologies, Inc. Sandra was most recently with Simpson Grierson Law. Prior to Simpson Grierson, Sandra was Managing Director of a Legal Consulting firm based in Singapore, advising on IT transactions throughout Asia. Sandra was also in-house counsel at EDS and AT&T for several years, as communications and regulatory counsel.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid during the last three (3) fiscal years to (i) our Chief Executive Officer, (ii) our other most highly compensated executive officers at September 30, 2001, whose aggregate cash compensation exceeded $100,000 during the fiscal year ended September 30, 2001 and (iii) two (2) executive individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the company at the end of the last completed fiscal year (collectively, the "Named Executive Officers").

-----------------------------------------------------------------------------------------------------------
                                        Annual Compensation                  Long Term compensation
                                                                               Awards
                                                       Other Annual   Restrictd     Securities
Name and principal                                       Compen-        stock      Under-lying
position               Year      Salary     Bonus        sation       awards        options
-----------------------------------------------------------------------------------------------------------
Douglas S. Zorn,         2001   $285,750        --  $     2,797(1)                   50,000 (3)
Chairman of the          2000   $172,500  $180,000  $    13,163(2)                  200,000 (4)
Board, Chief             1999   $178,327  $193,883  $    12,600(2)                  325,500 (5)
Executive Officer
and President
Ram V. Mani, Chief       2001   $164,477  $ 75,000  $    2,658 (1)                   10,000 (3)
Technology Officer,      2000   $146,634        --  $    9,311 (7)
                                $ 62,500
Director                 1999(6)                --
Ken G. Murray,           2001(8) $76,598.            $   79,281 (9)                 300,000 (10)
Chief Operations
Officer
John R. Zavoli,          2001(11)$70,170.  $ 30,288  $  88,599 (12)                 175,000 (10)
Chief Financial
Officer
-----------------------------------------------------------------------------------------------------------

1.   Automobile Allowance and Life Insurance paid for by the Company.
2.   Automobile Lease paid for by the company for Mr. Zorn.
3. Options granted on March 16, 2001 with an exercise price of $4.50 per share.
4.   Options granted July 27, 2000 with an exercise price of $8.75 per share
5. Options granted February 2, 1999 with an exercise price of $1.125 per share. Mr. Zorn was originally granted options on 325,000 shares and voluntarily relinquished options on 16,500 shares in July 2000.
6. Represents Mr. Mani's compensation from his hiring date of June 1999 through September 30, 1999.
7. Automobile lease paid for by the Company in the amount of $8,300 and life insurance in the amount of $1,011.
8. Represents Mr. Murray's compensation from October 1, 2000 through April 30, 2001.
9. Automobile allowance of $588, life insurance of $610, commission of $28,083 and Severance paid of $50,000 to Mr. Murray.
10.  Options granted on July 28, 2000 with an exercise price of $8.75 per share.
11. Represents Mr. Zavoli's compensation from October 1, 2000 through February 14, 2001.
12. Automobile allowance of $678, life insurance of $421 and Severance paid of $87,500.

Option Grants in Last Fiscal Year

The following table sets forth certain information for each of our Named Officers concerning stock options granted to them during the fiscal year ended September 30, 2001.

                                            Individual Grants
                                            -----------------
                              Percent of
                                 Total                                   Potential Realizable
                 Number of      Options                                  Value at Assumed Annual
                 Securities   Granted to     Exercise                       Rate of Stock
                 Underlying  Employees in     Price                     Appreciation for Option
                  Options       Fiscal       ($/SHR)    Expiration             Terms (3)
Name              Granted      Year (1)        (2)         Date         5% ($)           10%($)
----------------------------------------------------------------------------------------------------
Douglas S. Zorn      50,000           2.2%  $    4.50    3/16/2011  $       60,000  $        229,000
Ram V. Mani          10,000           0.4%  $    4.50    3/16/2011  $       12,000  $         45,800
----------------------------------------------------------------------------------------------------

1. Based on 2,323,650 options granted during the fiscal year ended September 30,2001.
2. The exercise price was deemed to be equal to be $1.00 over the fair market value on the date of the grant date as determined by the closing price as reported on the NASDAQ SmallCap Market.
3. The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation on the Company's common stock over the term of the options. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock, overall stock market conditions, and the timing of option exercises, if any. There can be no assurances that amounts reflected in this table will be achieved.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning exercises of stock options during the fiscal year ended September 30, 2001 by each of our Named Executive Officers and the number and value of unexercised options held by each of our Named Executive Officers on September 30, 2001.

---------------------------------------------------------------------------------------------------------
                        Number of Unexercised Securities            Value of Unexercised in-the-money
                 Underlying Options at  September 30,2000 (#)     options at September 30, 2001 (1)($)
Name                  Exercisable            Unexercisable          Exercisable         Unexercisable
---------------------------------------------------------------------------------------------------------
Douglas S. Zorn             366,833 (2)             191,667 (3)  $         242,173.                     0
Ram V. Mani                  93,166 (4)             121,834 (5)  $            2,786  $              2,638
---------------------------------------------------------------------------------------------------------

1. Value of "in-the-money" stock options represents the positive spread between the exercise price of stock options and the fair market value for our common stock on September 30, 2001 based on a closing price on September 28, 2001 of $1.91 per share.
2. Represents 308,500 options at $1.125 per share and 58,333 options at $8.75 per share.
3. Represents 141,667 options at $8.75 per share and 50,000 options at $4.50 per share
4. Represents 79,625 at $1.875 per share and 13,541 options at $8.75 per share.
5. Represents 75,375 at $1.875 per share, 10,000 options at $4.50 per share and 36,459 options at $8.75 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants or issuable upon conversion of preferred stock held by that person that are currently exercisable or exercisable (or convertible) within 60 days of January 19, 2001 are deemed outstanding. Percentage of beneficial ownership of common stock as of January 19, 2001 is based upon 12,837,790 outstanding shares of common stock. Percentage of beneficial ownership of preferred stock as of January 19, 2001 is based upon 87,620 outstanding shares of preferred stock.

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

The Company is not aware of any beneficial owner of more than 5% of the outstanding common stock other than as set forth in the following table.

                                             NUMBER OF SHARES
                                            BENEFICIALLY OWNED      PERCENT OF CLASS
                                         -----------------------  --------------------
OFFICERS AND DIRECTORS (1)                  COMMON     PREFERRED   COMMON   PREFERRED
---------------------------------------  ------------  ---------  --------  ----------
Douglas S. Zorn                            748,673(2)         --      4.7%         --%
Chairman of the Board, Chief Executive
Officer and President

L. Thomas Baldwin III                    6,587,676(3)         --     41.2%         --%
Director

James S. Gillespie                         884,468(4)         --      5.5%         --%
Director

Robert J. Schmier                          230,654(5)         --      1.4%         --%
Director

Allen F. Jacobson                          112,725(6)         --      0.7%         --%
Director

N. Bruce Walko                              61,000(7)         --      0.4%         --%
Director

James Han                                         --          --       --%         --%
Managing Director of
Infotel Subsidiary

Ken G. Murray                                     --          --       --%         --%
Chief Operating Officer

John Zavoli                                       --          --       --%         --%
Chief Financial Officer

Ram Mani                                          --          --       --%         --%
Chief Technology Officer

All officers, directors and proposed     9,136,490(8)         --     57.2%         --%
directors as a
group (10 persons) (8)
--------------------------------------------------------------------------------------

(1) Each beneficial owner for whom an address is not listed has an address c/o Appiant Technologies Inc., 6663 Owens Drive, Pleasanton, California 94588.

(2) Represents 151,937 shares of common stock, vested options to purchase 379,333 shares of common stock, immediately exercisable warrants to purchase 179,524 shares of common stock and notes immediately convertible into 37,879 shares of common stock.


(3) Represents 3,191,334 shares of common stock, immediately exercisable warrants to purchase 896,342 shares of common stock, notes immediately convertible into 2,500,000 shares of Common Stock. Irrevocable trusts for Mr. Baldwin's three children have purchased $105,000 each of Series B Preferred Stock. Mr. Baldwin disclaims beneficial ownership of these securities.

(4) Represents 517,065 shares of common stock, immediately exercisable warrants to purchase 329,524 shares of common stock and notes immediately convertible into 37,879 shares of common stock.

(5) Represents 78,135 shares of common stock, vested options to purchase 25,000 shares of common stock, immediately exercisable warrants to purchase 127,519 shares of common stock.

(6) Represents 62,725 shares of common stock and immediately exercisable warrants to purchase 50,000 shares of common stock.

(7) Represents vested options to purchase 11,000 shares of common stock and immediately exercisable warrants to purchase 50,000 shares of common stock.

(8) Represents 4,275,407 shares of common stock, vested options to purchase 652,416 shares of common stock, immediately exercisable warrants to purchase 1,632,909 shares of common stock notes immediately convertible into 2,575,758 shares of common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an employment agreement with Douglas S. Zorn, as Chairman of the board of directors, President and Chief Executive Officer of the Company. By its terms, the agreement has an Initial Term of three years with a provision that the Term will be extended for successive one-year periods beginning on the first day after the final day of the Initial Term, except in the event Mr. Zorn or the Company provides written notice to the other at least 180 days before the beginning of such one-year period, of the intention not to extend the Term. Mr. Zorn's base salary may be adjusted from time to time by mutual agreement between Mr. Zorn and the board of directors. Mr. Zorn's base salary for calendar years 2000 and 2001 was $180,000 and $300,000, respectively. Mr. Zorn's base salary for calendar year 2002 is $300,000

The employment agreement provides, subject to its terms, for an annual bonus to be paid to Mr. Zorn pursuant to a written bonus plan to be approved by our board of directors. The employment agreement provides that Mr. Zorn is entitled to reasonable expense reimbursements, four weeks paid vacation per year and participation in any of the Company's benefit and deferred compensation plans.

The employment agreement also provides for payments in the event of termination prior to the end of the term, as follows: if Mr. Zorn is terminated without cause, then his base salary will be paid for the greater of two (2) years or the balance of the term and he will receive a bonus for each such year equal to his average bonus for the two (2) preceding years. If Mr. Zorn is terminated upon a change of control, then compensation equal to two (2) times the sum of the base salary plus average bonus will be paid to him for one (1) year. In the event of termination (except termination without cause), Mr. Zorn is subject to two-year non-competition agreements.

On May 23, 2001, pursuant to the Agreement and Plan of Merger, dated as of February 5, 2001, by and among Appiant Technologies, Inc., a Delaware corporation formerly known as NHancement Technologies, Inc. (the Registrant"), Great America Acquisition Corp., a Delaware corporation (the "Merger Sub"), Quaartz Inc., a Delaware corporation ("Quaartz") and Tom Ku, as Stockholders' Agent, the Registrant completed the merger of Merger Sub, a wholly-owned subsidiary of the Registrant, with and into Quaartz, with Quaartz being the surviving corporation of the merger and becoming a wholly-owned subsidiary of the Registrant. The transaction was closed on May 23, 2001 and is being accounted for as a purchase transaction. As consideration for the transaction, the Registrant issued an aggregate of 1,500,000 shares of the Registrant's common stock, $0.01 par value, in exchange for the outstanding shares of capital stock of Quaartz, subject to the withholding of 50% of such shares in escrow in accordance with the terms of the Agreement.

On June 30, 2001, the Company loaned $100,000 to Doug Zorn. The loan was repaid in full on July 1, 2001.

On September 1, 2001, the Company sold Enhancement Technologies India (P) Ltd., an Indian corporation ("ETI" and its call center business to Global Customer Service, Inc. "GCS", pursuant to a Stock Purchase Agreement executed September 24, 2001. The aggregate sales' price consisted of 19.99% of GCS, the newly formed company that holds only the asset of the India subsidiary, and $500,000 in the form of a Promissory Note from the newly formed company to Appiant. The Promissory Note is to be paid over three (3) years from five percent (5%) of revenues of the newly formed Company. The Company has not recorded the consideration as its recoverability is not probable and accordingly, no gain or loss on sale has been recorded.

The information contained in the section captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" of our definitive proxy statement for our 2001 annual meeting of stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of the Annual Report on Form 10-K:

          1.   Financial Statements

          2.   Financial Statement Schedule

          3.   Exhibits

     (a)  This is the financial statement index:

                                  EXHIBIT INDEX
-----------------------------------------------------------------------------
     EXHIBIT NUMBER                    DESCRIPTION OF EXHIBIT
-----------------------------------------------------------------------------
            2.3 Plan and Agreement of Reorganization, dated December 10, 1999, by and among Trimark Inc., d.b.a. Triad Marketing, Greg Darling, Richard Glover and the Company. (17)
-----------------------------------------------------------------------------

            2.4 Agreement of Merger, by and between Nhancement Acquisition Corp. and Trimark, filed with the Secretary of State of the State of California effective January 21, 2000. (17)
-----------------------------------------------------------------------------
            2.5 Plan and Agreement of Reorganization between the Company and SVG Software Services, Inc., a California corporation, dated February 4, 2000.
                           (18)
-----------------------------------------------------------------------------
            2.6 Stock Purchase Agreement between the Company and Vijay and Vinita Gulechha dated February 4, 2000.
                           (18)
-----------------------------------------------------------------------------
            3.1 Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 27, 1997, as amended by Certificate
                           of Designations, as filed with the Delaware
                           Secretary of State on April 9, 1998, as further amended by Amended Certificate of Designations, as filed with the Delaware Secretary of State
                           on April 13, 1998, as further amended by
                           Amended Certificate of Designations, as filed
                           with the Delaware Secretary of State on June
                           11, 1999. (1)
-----------------------------------------------------------------------------
            3.2            Amended and Restated Bylaws. (2)
-----------------------------------------------------------------------------
            4.1            Form of Common Stock Certificate. (3)
-----------------------------------------------------------------------------
            4.2            Form of Underwriter Warrant. (4)
-----------------------------------------------------------------------------
            4.3 Registration Rights Agreement, dated September 1, 1996, between BioFactors, Inc. ("BFI") and (i) a majority of the holders of securities pursuant to the Secured Note and Warrant Purchase Agreement dated December 1, 1994, as amended; (ii) a majority of the holders of securities issued pursuant to the Secured Note and Stock Purchase Agreement, dated December 1, 1995, as amended;
                           iii) a majority of the holders of securities
                           issued pursuant to the Unsecured Note and Stock Purchase Agreement, dated February 1, 1996, as amended; (iv) a majority of the holders of securities issued pursuant to the Unit Subscription Agreement, dated May 17, 1996, as amended; (v) the purchasers of securities
                           issued pursuant to the
-----------------------------------------------------------------------------
                           Unit Subscription Agreement dated October 3, 1996; and (vi) the former holders of BFI's Series A Preferred Stock. (4)
-----------------------------------------------------------------------------
            4.4 Registration Rights Agreement, dated October 25, 1996, between the Company and James S. Gillespie.
                           (3)
-----------------------------------------------------------------------------

            4.5            Form of Series A Preferred Stock Certificate. (5)
-----------------------------------------------------------------------------
            4.6 Registration Rights Agreement, dated as of April 13, 1998, among the Company, The Endeavour Capital Fund S.A. and AMRO International S.A. ("AMRO") (5)
-----------------------------------------------------------------------------
            4.7 Warrant Agreement dated February 2, 1999 between the Company and JWGenesis Capital Markets LLC. (6)
-----------------------------------------------------------------------------
            4.8 Warrant Agreement dated February 2, 1999 between the Company and Kenneth L. Greenberg. (6)
-----------------------------------------------------------------------------
            4.9 Warrant Agreement dated February 2, 1999 between the Company and Mark Goldberg. (6)
-----------------------------------------------------------------------------
            4.10 Form of Warrant dated June 15, 1999 delivered to purchasers of Series A Convertible Preferred Stock. (7)
----------------------------------------------------------------------------
            4.11 Form of Warrant dated June 15, 1999 delivered to purchasers of Series A Convertible Preferred Stock (exercise contingent on redemption of Preferred
                            Stock). (7)
-----------------------------------------------------------------------------
            4.12 Warrant Agreement dated June 7, 1999 between the Company and James S. Gillespie. (7)
-----------------------------------------------------------------------------
            4.13 Warrant Agreement dated June 15, 1999 between the Company and Grady & Hatch and Company, Inc. (7)
-----------------------------------------------------------------------------
            4.14 Warrant, dated January 21, 2000, delivered to Richard Glover. (17)
-----------------------------------------------------------------------------
            4.15           Warrant, dated January 21, 2000, delivered to Greg
                           Darling. (17)
-----------------------------------------------------------------------------
            4.16           Warrant dated December 10, 1999, issued to Douglas
                           S. Zorn. (18)
-----------------------------------------------------------------------------
            4.17           Warrant dated December 10, 1999, issued to James
                           S. Gillespie. (18)
-----------------------------------------------------------------------------
            4.18           Warrant dated December 10, 1999, issued to John M.
                           Black. (18)
-----------------------------------------------------------------------------
            4.19           Warrant dated December 10, 1999, issued to James
                           S. Gillespie. (18)
-----------------------------------------------------------------------------
            4.20           Warrant dated December 10, 1999, issued to N.
                           Bruce Walko. (18)
-----------------------------------------------------------------------------
            4.21           Warrant dated December 10, 1999, issued to Robert
                           J. Schmier. (18)
-----------------------------------------------------------------------------
            4.22           Warrant dated December 10, 1999, issued to Diane
                           Nowak. (18)
-----------------------------------------------------------------------------

            4.23           Warrant dated March 1, 2000, issued to William M.
                           Stephens. (19)
-----------------------------------------------------------------------------
            4.24           Convertible Debenture Purchase Agreement by and
                           between NHancement Technologies Inc. and certain
                           investors, dated May 19, 2000. (20)
-----------------------------------------------------------------------------
            4.25           Common Stock Purchase Agreement by and between
                           NHancement Technologies Inc. and Kedrick
                           Investments Limited Inc. and certain investors,
                           dated June 15, 2000. (20)
-----------------------------------------------------------------------------
            4.26           Amendment to the Convertible Debenture Purchase
                           Agreement by and between NHancement Technologies
                           Inc. and Kedrick Investments Limited, dated June
                           30, 2000. (20)
-----------------------------------------------------------------------------
            4.27           Amendment to the Common Stock Purchase Agreement
                           by and between NHancement Technologies Inc. and
                           Kedrick Investments Limited, dated June 30, 2000.
                           (20)
-----------------------------------------------------------------------------
            4.28           Form of Convertible Debenture. (20)
-----------------------------------------------------------------------------
            4.29           Warrant dated May 1, 2000, issued to Cisco Systems
                           Capital Corporation. (21)
-----------------------------------------------------------------------------
            4.30           Warrant dated May 24, 2000, issued to Kedrick
                           Investments Limited. (21)
-----------------------------------------------------------------------------
            4.31           Certificate of Designation of NHancement
                           Technologies Inc. filed with the Secretary of
                           State of the State of Delaware on October 5, 2000.
                           (22)
-----------------------------------------------------------------------------
            4.32           Warrant dated July 31, 2000 issued to L. Thomas
                           Baldwin III.
-----------------------------------------------------------------------------
            4.33           Warrant dated August 8, 2000 issued to Allen F.
                           Jacobson
-----------------------------------------------------------------------------
            4.34           Warrant dated November 28, 2000 issued to Jack
                              T. Zahran
-----------------------------------------------------------------------------
            4.35*          Warrant dated October 31, 2000 issued to Joseph
                              Stevens & Co.
-----------------------------------------------------------------------------
            4.36*          Warrant dated November 28, 2000 issued to Jack
                              T. Zahran.
-----------------------------------------------------------------------------
            4.37*          Warrant dated January 10, 2001 issued to Baldwin
                              Partners, L.P.
-----------------------------------------------------------------------------
            4.38*          Warrant dated May 31, 2001 issued to various
                              investors as identified in Item 5.
-----------------------------------------------------------------------------
            4.39*          Warrant dated June 2001 issued to various
                              investors as identified in Item 5.

-----------------------------------------------------------------------------
            4.40*          Warrant dated October 2001 issued to various
                              investors as identified in Item 5.
-----------------------------------------------------------------------------
            4.41*          Warrant dated November 2001 issued to various
                              investors as identified in Item 5.
-----------------------------------------------------------------------------
            4.42*          Warrant dated December 2001 issued to various
                           investors as identified in Item 5
-----------------------------------------------------------------------------
            4.43*          Convertible promissory note dated March 21, 2001
                           issued to L. Thomas Baldwin III as identified
                           in item 5
-----------------------------------------------------------------------------
            4.44*          Warrant dated March 21, 2001 issued to L. Thomas
                           Baldwin III as identified in Item 5
-----------------------------------------------------------------------------
            4.45*          Warrant dated March 31, 2001 issued to L. Thomas
                           Baldwin III as identified in Item 5
-----------------------------------------------------------------------------
            4.46*          Warrant dated March 31, 2001 issued to L. Thomas
                           Baldwin III as identified in Item 5
-----------------------------------------------------------------------------
            4.47*          Amendment dated May 31, 2001 to the Convertible
                           Promissory Note dated March 21, 2001 to L. Thomas
                           Baldwin III as identified in Item 5
-----------------------------------------------------------------------------
            10.1           Formation Agreement, dated as of October 15, 1996,
                           between BFI and Voice Plus, Inc. ("Voice Plus").
                           (3)
-----------------------------------------------------------------------------
            10.2           Agreement and Plan of Merger, dated as of October
                           30, 1996, between the Company, BFI Acquisition
                           Corporation and BFI. (4)
-----------------------------------------------------------------------------
            10.3           Agreement and Plan of Merger, dated as of October
                           25, 1996, between the Company, Voice Plus
                           Acquisition Corporation, Voice Plus and James S.
                           Gillespie, together with Forms of Promissory
                           Notes. (8)
-----------------------------------------------------------------------------
            10.4           Agreement of Merger between Voice Plus and BFI
                           dated as of October 10, 1997. (5)
-----------------------------------------------------------------------------
            10.5           License Agreement, dated November 24, 1988, by and
                           between BFI and Systems Technology, Inc., as
                           amended by Addendum to License Agreement, dated
                           May 19, 1994, as amended by Second Addendum to
                           License Agreement, dated November 18, 1996. (4)
-----------------------------------------------------------------------------
            10.7           Secured Note and Warrant Purchase Agreement, dated
                           December 1, 1994, between BFI and the purchasers
                           listed therein, as amended by the First Amendment
                           to Secured Note and Warrant Purchase Agreement,
                           dated July 1995, as amended by Amendment to
                           Secured Note and Warrant Purchase Agreement, dated
                           December 1, 1995, as amended by Third Amendment to
                           Secured Note and Warrant Purchase Agreement, dated
                           March 1, 1996, and as amended by Fourth Amendment to
                           Secured Note and Warrant Purchase Agreement, dated
                           October 1, 1996, together with Amended and Restated
                           Security Agreement and Form of Secured Promissory
                           Note. (4)
-----------------------------------------------------------------------------

            10.8           Secured Note and Stock Purchase Agreement,
                           dated December 1, 1995, between BFI and the
                           purchasers listed therein, as amended by the
                           First Amendment to Secured Note and Stock
                           Purchase Agreement, dated March 1, 1996, as
                           amended by Second Amendment to Secured Note and Stock Purchase Agreement, dated July 1, 1996, and as amended by Third Amendment to Secured
                           Note and Stock Purchase Agreement, dated
                           October 1, 1996, together with Form of Secured Promissory Note. (4)
-----------------------------------------------------------------------------
            10.9 Unsecured Note and Stock Purchase Agreement, dated February 1, 1996, between BFI and the
                           First Amendment to Unsecured Note and Stock
                           Purchase Agreement, dated March 1, 1996, as
                           amended by Second Amendment to Unsecured Note
                           and Stock Purchase Agreement, dated July 1,
                           1996, and as amended by Third Amendment to
                           Unsecured Note and Stock Purchase Agreement,
                           dated October 1, 1996, together with Form of
                           Unsecured Promissory Note. (4)
-----------------------------------------------------------------------------
            10.10 Unit Subscription Agreement, dated May 17, 1996, between BFI and the purchasers listed therein, as amended by First Amendment to Unit Subscription Agreement, dated October 1, 1996, together with Form of Promissory Note. (4)
-----------------------------------------------------------------------------
            10.11 Unit Subscription Agreement, dated October 1, 1996, between BFI and the purchasers listed therein, together with Form of Promissory Note and Form of Warrant. (2)
-----------------------------------------------------------------------------
            10.12          Equity Incentive Plan. (2)
-----------------------------------------------------------------------------
            10.13 Employment Agreement, dated as of October 30, 1996, between Douglas S. Zorn and the Company. (2)
-----------------------------------------------------------------------------
            10.14 Employment Agreement, dated as of October 25, 1996, between James S. Gillespie and the Company.
                           (3)
-----------------------------------------------------------------------------
            10.15 Employment Agreement, dated as of October 30, 1996, between Esmond T. Goei and the Company. (3)
-----------------------------------------------------------------------------
            10.16          Form of Factor 1000-Registered Trademark - Service
                              Contract. (3)
-----------------------------------------------------------------------------

            10.17 Office Building Lease, dated April 8, 1996, between BFI and Denver West Office Building No. 21 Venture. (4)
-----------------------------------------------------------------------------
            10.18 Authorized U.S. Distributor Agreement, dated April 16, 1996, between Centigram Communications Corporation and Voice Plus. (3)
-----------------------------------------------------------------------------
            10.19 Office Lease, dated October 16, 1995, between AJ Partners Limited Partnership and Voice Plus. (4)
-----------------------------------------------------------------------------
            10.20 Agreement, dated October 16, 1995, between BFI, Burton Kanter and Elliot Steinberg, as amended by Amendment dated July 16, 1996, between BFI, Esmond Goei, Douglas Zorn, Burton Kanter and Elliot Steinberg. (4)
-----------------------------------------------------------------------------
            10.21 Stockholder Agreement, dated October 25, 1996, between the Company and James D. Gillespie. (4)
-----------------------------------------------------------------------------
            10.22          1997 Management and Company Performance Bonus
                           Plan. (4)
-----------------------------------------------------------------------------
            10.23 Employment Agreement, dated as of November 1, 1996, between Diane E. Nowak and Voice Plus. (2)
-----------------------------------------------------------------------------
            10.24 Employment Agreement, dated as of November 1, 1996, between Bradley Eickman and Voice Plus. (2)
-----------------------------------------------------------------------------
            10.25          Promissory Note Payable to the Company by Esmond
                           T. Goei. (5)
-----------------------------------------------------------------------------
            10.26 Agreement for the Sale of Shares in Advantis Network & System Sdn Bhd dated June 20, 1997, between the Company and the shareholders of Advantis, as amended by the Supplemental
                           Agreement to the Agreement dated November 26, 1997, and the Second Supplemental Agreement
                           dated November 26, 1997. (9)
-----------------------------------------------------------------------------
            10.27 Building Lease dated June 9, 1997 by and between the Company, as Tenant and El Dorado Holding Company, Inc., as Landlord. (10)
-----------------------------------------------------------------------------
            10.28 Form of Lock Up Agreement between the Company and the former shareholders of Advantis. (11)
-----------------------------------------------------------------------------
            10.29 Securities Purchase Agreement, dated as of April 13, 1998, by and among the Company, the Endeavour Capital Fund S.A. and AMRO. (5)
-----------------------------------------------------------------------------
            10.30 Form of Escrow Instructions related to Securities Purchase Agreement, dated as of April 13, 1998.
                           (5)
-----------------------------------------------------------------------------

            10.31 Form of Reseller Agreement between Interactive Intelligence Inc. and the Company dated July 8, 1998. (12)
-----------------------------------------------------------------------------
            10.32 Form of Associate Agreement between NEC, Inc. and the Company dated May 26, 1998. (12)
-----------------------------------------------------------------------------
            10.33 Form of Loan and Security Agreement between Aerofund Financial and the Company dated October 9, 1998. (12)
----------------------------------------------------------------------------
            10.34 Form of Guaranty from Lee Giam Teik, Man Yiew Ming and Ng Kok Wah dated September 30, 1998. (12)
-----------------------------------------------------------------------------
            10.35 Letter Agreement between Lee Giam Teik, Man Yiew Ming and Ng Kok Wah and the Company dated September 30, 1998. (12)
-----------------------------------------------------------------------------
            10.36 Agreement relating to the sale and purchase of 500,000 ordinary shares in the Capital of Infotel Technologies (Pte) Ltd ("Infotel"), dated as of January 19, 1998, by and between the Company and the stockholders of Infotel (the "Sale Agreement"). (13)
-----------------------------------------------------------------------------
            10.37 Letter Agreement amending the Sale Agreement, dated as of April 2, 1998, by and between the Company and the stockholders of Infotel. (13)
-----------------------------------------------------------------------------
            10.38 Form of letter agreement amending the Sale Agreement, as amended by Supplement No. 1, dated as of April 22, 1998, by and between the Company and the stockholders of Infotel. (13)
-----------------------------------------------------------------------------
            10.39 Letter agreement amending the Sale Agreement, dated as of June 22, 1998, by and between the Company and stockholders of Infotel. (14)
-----------------------------------------------------------------------------
            10.40 Promissory Note, dated as of June 15, 1998, in the original principal amount of $375,000, payable by the Company to AMRO. (14)
-----------------------------------------------------------------------------
            10.41 Promissory Note, dated as of June 15, 1998, in the original principal amount of $375,000, payable by the Company to Endeavour Capital Fund S.A. ("Endeavour"). (14)
-----------------------------------------------------------------------------
            10.42 Letter agreement, dated as of June 15, 1998, amending Securities Purchase Agreement, dated as of April 13, 1998, by and among the Company, AMRO and Endeavour. (14)
-----------------------------------------------------------------------------
            10.43 Letter agreement, dated as of June 12, 1998, by and among the Company, Esmond T. Goei, Douglas S. Zorn and James S. Gillespie. (14)
-----------------------------------------------------------------------------
            10.44 Promissory Note, dated as of June 12, 1998, in the original principal amount of $125,000 payable by the Company to Esmond T. Goei. (14)
-----------------------------------------------------------------------------

            10.45 Promissory Note, dated as of June 12, 1998, in the original principal amount of $225,000 payable by the Company to Douglas S. Zorn. (14)
-----------------------------------------------------------------------------
            10.46 Promissory Note, dated as of June 12, 1998, in the original principal amount of $300,000 payable by the Company to James S. Gillespie. (14)
-----------------------------------------------------------------------------
            10.47          Separation Agreement dated January 13, 1999
                           between Esmond T. Goei and the Company. (15)
-----------------------------------------------------------------------------
            10.48          Letter Agreement dated February 2, 1999 between
                           the Company and JWGenesis Capital Markets LLC. (6)
-----------------------------------------------------------------------------
            10.49 Amendment dated June 11, 1999, to Securities Purchase Agreement dated April 13, 1998. (1)
-----------------------------------------------------------------------------
            10.50 Termination, Consulting and Confidentiality Agreement dated June 7, 1999 between James S. Gillespie and the Company. (7)
-----------------------------------------------------------------------------
            10.51          Loan and Security Agreement, dated as of
                           August 31, 1999, by and among Eastern Systems Technology, Inc. ("Eastern"), Ram V. Mani
                           ("Mani"), Front-End Technologies, Srini
                           Ramakrishnan ("Ramakrishnan") and the Company.
                           (16)
-----------------------------------------------------------------------------
            10.52 Secured Promissory Note, dated as of August 31, 1999, in the principal amount of $250,000, payable by Eastern to the Company. (16)
-----------------------------------------------------------------------------
            10.53 Employment Agreement, dated as of August 31, 1999, by and between Mani and the Company. (16)
-----------------------------------------------------------------------------
            10.54 Plan and Agreement of Reorganization, dated August 31, 1999, among Eastern, Mani and the Company.
                           (16)
-----------------------------------------------------------------------------
            10.55 Form of Ratification Agreement, dated September 10, 1999, by the Company, Eastern, Mani and Ramakrishnan. (16)
-----------------------------------------------------------------------------
            10.56          Employment Agreement, dated as of January 21,
                           2000, by and between Richard Glover and the
                           Company. (17)
-----------------------------------------------------------------------------
            10.57          Employment Agreement, dated as of January 21,
                           2000, by and between Greg Darling and the Company.
-----------------------------------------------------------------------------
            10.58 Form of Non-Compete Agreement, dated as of January 21, 2000, by and among the Company, Merger Sub and each of Richard Darling and Greg Glover. (17)
-----------------------------------------------------------------------------

            10.59          Letter dated December 10, 1999, terminating the
                           Consultancy Agreement dated June 7, 1999 between
                           the Company and James S. Gillespie. (18)
-----------------------------------------------------------------------------
            10.60          Master Agreement to lease equipment entered into
                           as of April 21, 2000 with Cisco Systems Capital
                           Corporation. (21)
-----------------------------------------------------------------------------
            10.61          Series B Preferred Stock Purchase Agreement dated
                           as of October 31, 2000, by and between NHancement
                           Technologies Inc. and certain investors. (22)
-----------------------------------------------------------------------------
            10.62          Shelf Registration Agreement dated as of October
                           31, 2000, by and between NHancement Technologies
                           Inc. and certain investors. (22)
-----------------------------------------------------------------------------
            10.63*         Master Services agreement dated as of March 22,
                           2001 by and between Appiant Technologies and
                           InPhonic, Inc.
-----------------------------------------------------------------------------
              21*          Subsidiaries
-----------------------------------------------------------------------------
            23.1*          Consent of PricewaterhouseCoopers LLP.
-----------------------------------------------------------------------------
            23.2*          Consent of BDO Seidman, LLP.
-----------------------------------------------------------------------------
            24             Power of Attorney (included on signature page to
                           this Report on Form 10-K).
-----------------------------------------------------------------------------
            27*            Financial Data Schedule [Note: will be for the
                           twelve months ended 9/30/00].
-----------------------------------------------------------------------------
* To be filed herewith

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

(3) Incorporated by reference to the document bearing the same exhibit number as contained in Issuer's Registration Statement on Form SB-2(Reg. No. 333-15563), as filed with the Securities and Exchange Commission on November 5, 1996.

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

(16) Incorporated by reference from Issuer's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 1999.

(17) Incorporated by reference from Issuer's Report on Form 8-K, as filed with Securities and Exchange Commission on February 7, 2000.

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

(21) Incorporated by reference from Issuer's Quarterly Report on Form 10-QSB as filed with Securities and Exchange Commission on August 14, 2000.

(22) Incorporated by reference from Issuer's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000.

(b)      Reports on Form 8-K

On August 23, 2001, we filed a report on Form 8-K with respect to an agreement with Cisco. On August 13, 2001, we filed an amendment to a previously filed report on Form 8-K. This amendment pertained to our acquisition of Quaartz.



                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF PLEASANTON, STATE OF CALIFORNIA ON THIS 14TH DAY OF JANUARY, 2002.

                                     APPIANT TECHNOLOGIES INC.



                                   By:  /s/  DOUGLAS S. ZORN
                                        -------------------------------------
                                        Douglas S. Zorn
                                        President and Chief Executive Officer

                                POWER OF ATTORNEY

EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS DOUGLAS S.ZORN AS HIS OR HER TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION FOR HIM OR HER AND IN HIS OR HER NAME, PLACE AND STEAD IN ANY AND ALL CAPACITIES TO EXECUTE IN THE NAME OF EACH SUCH PERSON WHO IS THEN AN OFFICER OR DIRECTOR OF THE REGISTRANT ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K AND TO FILE THE SAME WITH ALL EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS AND EACH OF THEM FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUIRED OR NECESSARY TO BE DONE IN AND ABOUT THE PREMISES AS FULLY AS HE OR SHE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS, OR ANY OF THEM, OR THEIR OR HIS SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE THEREOF.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED BELOW.


    SIGNATURE                         TITLE                               DATE
/s/ Douglas S. Zorn        Chairman of the Board, Chief Executive   January 14, 2002
---------------------      and Financial Officer, President and
Douglas S. Zorn            Director (Principal Executive Officer)

/s/ Robert J. Schmier      Director                                 January 14, 2002
---------------------
Robert J. Schmier

/s/ N. Bruce Walko         Director                                 January 14, 2002
---------------------
N. Bruce Walko

/s/ Allen F. Jacobson      Director                                 January 14, 2002
---------------------
Allen F. Jacobson

/s/ L. Thomas Baldwin III  Director                                 January 14, 2002
----------------------
L. Thomas Baldwin III

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
---------------------------------------------------------------------------
     4.35     Warrant dated October 31, 2000 issued to Joseph Stevens & Co.
     4.36     Warrant dated November 28, 2000 issued to Jack T. Zahran
     4.37     Warrant dated January 10, 2001 issued to L. Thomas Baldwin III
     4.38     Form of Warrant dated May 31, 2001 issued to various investors
     4.39     Form of Warrant dated June 8, 2001 issued to various investors
     4.40     Form of Warrant dated October 31, 2001 issued to various
              investors
     4.41     Form of Warrant dated November 2001 issued to various investors
     4.42     Form of Warrant dated December 2001 issued to various investors
     4.43     Convertible Promissory note dated March 21, 2001 issued to
              L. Thomas Baldwin III
     4.44     Warrant dated March 21, 2001 issued to L. Thomas Baldwin III
     4.45     Warrant dated March 31, 2001 issued to L. Thomas Baldwin III
     4.46     Warrant dated March 31, 2001 issued to L. Thomas Baldwin III
     4.47     Amendment to Convertible Promissory Note dated May 31, 2001 between the Company and L. Thomas Baldwin III
     10.63    Master Service agreement dated March 22, 2001 between the Company and InPhonic, Inc.
      21      Subsidiaries
      24      Power of Attorney (included on signature page)

All other exhibits indicated in Item 13 of this Annual Report have been incorporated by reference herein as indicated in Item 13.

                        Report of Independent Accountants

To: The Board of Directors and Stockholders of Appiant Technologies Inc.:


In our opinion, the accompanying consolidated balance sheets as of September 30, 2001 and September 30, 2000 and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows, present fairly, in all material respects, the financial position of Appiant Technologies Inc. and its subsidiaries at September 30, 2001 and September 30, 2000, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 for the years ended September 30, 2001 and September 30, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PricewaterhouseCoopers LLP
December 17, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders of Appiant Technologies Inc. (f.k.a. Nhancement Technologies Inc.) and Subsidiaries Pleasanton, California

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows of Appiant Technologies Inc. (f.k.a. Nhancement Technologies Inc.) and Subsidiaries for the fiscal year ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Appiant Technologies Inc. (f.k.a. Nhancement Technologies Inc.) and Subsidiaries for the fiscal year ended September 30, 1999 in conformity with accounting principles generally accepted in the United States of America.


San Francisco, California
December 14, 1999

                                            APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------------------
                                                                                                      September 30,
                                                                                                  2001             2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                            $  3,379,000     $  5,603,000
        Restricted cash                                                                           117,000          116,000
        Accounts receivable, less allowance for doubtful accounts of $335,000 and $402,000      1,123,000        3,907,000
        Inventory                                                                                 890,000          550,000
        Equipment at customers under integration                                                  206,000        1,708,000
        Prepaid expenses and other                                                                418,000          313,000
---------------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                                           6,133,000       12,197,000
---------------------------------------------------------------------------------------------------------------------------
        Property and equipment, net                                                             5,381,000        3,395,000
        Capitalized software, net                                                              16,664,000       18,366,000
        Goodwill and other intangible assets, net                                              10,255,000        2,443,000
        Other assets                                                                            1,933,000        2,384,000
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $  40,366,000     $ 38,785,000
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY                $                 $
CURRENT LIABILITIES:
        Lines of credit                                                                           300,000          343,000
        Accounts payable                                                                        8,834,000        5,269,000
        Accrued liabilities                                                                     3,209,000        2,478,000
        Deferred revenue                                                                        1,041,000        2,919,000
        Income tax payable                                                                        302,000          280,000
        Advances for preferred stock                                                                             3,500,000
        Accrued liability related to warrants                                                   1,818,000                -
        Convertible promissory notes payable                                                    2,700,000                -
        Notes Payable                                                                           5,726,000                -
        Capital lease obligations, current portion                                              4,085,000        3,072,000
---------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                      28,015,000       17,861,000
        Capital lease obligations, net of current portion                                          93,000        4,717,000
        Long term notes Payable                                                                   379,000                -
        Other                                                                                      39,000                -
TOTAL LIABILITIES                                                                              28,526,000       22,578,000
---------------------------------------------------------------------------------------------------------------------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK: $0.01 par value, 2,000,000 shares authorized,
        1,500 shares issued and outstanding at September 30, 2001                                 253,000               -
---------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
        Common Stock, $0.01 par value, 40,000,000 and 20,000,000 shares authorized in 2001 and 2000 respectively, 15,983,200 and 12,349,200 shares issued
     and outstanding in 2001 and 2000 respectively.                                               157,000         123,000
        Additional paid-in capital                                                             80,657,000      49,261,000
        Unearned stock-based compensation                                                        (401,000)     (2,012,000)
        Accumulated deficit                                                                   (68,364,000)    (30,809,000)
        Accumulated other comprehensive loss                                                     (462,000)       (356,000)
---------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                  $  11,587,000     $ 16,207,000
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND  STOCKHOLDERS' EQUITY         $  40,366,000     $ 38,785,000
                                                                                            ==============    =============
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                           APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

                                                                                        YEARS ENDED SEPTEMBER 30,

                                                                                2001          2000            1999
-------------------------------------------------------------------------------------------------------------------------
Net revenues:
Products and integration services                                               $ 5,492,000    $11,236,000   $11,807,000
Other services                                                                   16,256,000     14,293,000    11,533,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL NET REVENUES                                                              $21,748,000     25,529,000    23,340,000
-------------------------------------------------------------------------------------------------------------------------
Cost of net revenues:
Products and integration services                                                 5,008,000      9,852,000     8,530,000
Other services                                                                   12,538,000      8,621,000     7,269,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL COST OF NET REVENUES                                                       17,546,000     18,473,000    15,799,000
-------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT NET                                                                  4,202,000      7,056,000     7,541,000
-------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative                                              16,678,000     16,365,000     7,421,000
Research and development                                                          2,981,000        189,000             -
Amortization of goodwill and other intangibles                                    1,883,000        676,000       443,000
Impairment of equipment and capitalized software                                  3,669,000              -             -
Restructuring charges                                                                     -              -       189,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                         25,211,000     17,230,000     8,053,000
-------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                            (21,009,000)   (10,174,000)     (512,000)
OTHER INCOME (EXPENSE)
Interest income                                                                     265,000        217,000       108,000
Interest expense                                                                 (8,802,000)    (2,307,000)     (414,000)
Other                                                                              (104,000)      (312,000)      135,000
-------------------------------------------------------------------------------------------------------------------------
Total other expense                                                              (8,641,000)    (2,402,000)     (171,000)
Loss before provision for income taxes                                          (29,650,000)   (12,576,000)     (683,000)
Provision for income taxes                                                          279,000        268,000        34,000
-------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                        (29,929,000)  ($12,844,000)    ($717,000)
PREFERRED STOCK DIVIDENDS                                                        (7,626,000)       (22,000)     (738,000)
-------------------------------------------------------------------------------------------------------------------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                      ($37,555,000)  ($12,866,000)  ($1,455,000)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE                                          ($2.56)        ($1.25)        ($.23)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
SHARES USED IN PER SHARE CALCULATION-BASIC AND DILUTED                           14,687,363     10,302,900     6,249,000
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS
 Net loss                                                                      ($29,929,000)  ($12,844,000)    ($717,000)
Other comprehensive loss:
      Translation loss                                                             (106,000)      (147,000)      (33,000)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                             ($30,035,000)  ($12,991,000)    ($750,000)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                              APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------
                                                            Additional     Unearned                    Accumulated
                                            Common Stock      Paid in     Stock-based   Accumulate    Comprehensive
                                        Shares     Amount     Capital     Compensation   Deficit           Loss       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998           5,579,200  $55,000  $21,021,000              -  ($16,510,000)  ($176,000)  $4,390,000
Conversion of preferred stock
into common stock                       1,090,700   11,000      715,000              -             -           -      726,000
Additional common stock issued
For Infotel                               177,200    2,000       (2,000)            -             -            -            -
Issuance of warrants in preferred
financing                                       -        -      143,000              -            -            -      143,000
Deemed dividend on preferred
stock convertible at a discount                 -        -      708,000              -     (708,000)           -            -
Cash dividends on preferred stock               -        -            -              -      (30,000)           -      (30,000)
Compensation related to grant
Of stock options to employees                   -        -      105,000              -            -            -      105,000
Dividends on preferred stock paid
In common stock                            21,900        -       16,000              -            -            -       16,000
Infotel debt converted to common stock    559,100    6,000      629,000              -            -            -      635,000
Common stock issued for purchase
Of software assets from Eastern           675,000    7,000    1,022,000              -            -            -    1,029,000
Stockholder debt converted to
common stock                              116,600    1,000      116,000              -            -            -      117,000
Net loss                                        -        -            -              -     (717,000)           -     (717,000)
Cumulative translation loss                     -        -            -              -            -      (33,000)     (33,000)
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999           8,219,700  $82,000  $24,473,000              -  (17,965,000)   ($209,000)  $6,381,000
--------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Additional     Unearned                    Accumulated
                                            Common Stock       Paid in     Stock-based   Accumulate    Comprehensive
                                        Shares      Amount     Capital     Compensation   Deficit           Loss       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999           8,219,700   $ 82,000   $24,473,000             -   ($17,965,000)  ($209,000)   $6,381,000
Conversion of preferred stock
into common stock                       1,056,400     11,000       844,000             -              -           -       855,000
Issuance of common stock
related to:
    Dividends on preferred stock
    paid in common stock                   23,700          -        22,000             -              -           -        22,000
    Exercise of stock options
    and warrants                        1,580,500     15,000     2,381,000             -              -           -     2,396,000
Conversion of convertible
debentures into common stock              685,400      7,000     5,890,000             -              -           -     5,897,000
Repurchase of common stock               (216,500)    (2,000)     (789,000)            -              -           -      (791,000)
Stock based compensation for
the issuance of warrants to:
      Consultants for services                  -          -     2,050,000             -              -           -     2,050,000
      Employees                                 -          -     2,036,000             -              -           -     2,036,000
      Other third parties                       -          -     2,827,000             -              -           -     2,827,000
Common stock and warrants
issued in acquisitions
      Trimark, Inc.                       750,000      7,000     3,453,000             -              -           -     3,460,000
      SVG Software Services, Inc.         250,000      3,000     2,175,000             -              -           -     2,178,000
Unearned stock-based
Compensation                                    -          -     2,073,000    (2,073,000)                                       -
Amortization of stock-based
compensation                                    -          -             -        61,000              -           -        61,000
Deemed interest expense
related to convertible
debentures at a discount                        -          -     1,595,000             -              -           -     1,595,000

Stock based compensation
related to benefit associated
with accelerated vesting of
options                                         -          -       231,000             -              -           -       231,000

Net loss                                        -          -             -             -    (12,844,000)          -   (12,844,000)
Cumulative translation loss                     -          -             -             -              -    (147,000)     (147,000)
---------------------------------------------------- ----------------------------------------------------------------------------
Balance at September 30, 2000          12,349,200   $123,000   $49,261,000   ($2,012,000)  ($30,809,000)  ($356,000)  $16,207,000
---------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------
                                                          Additional                               Accumulated
                                      Common Stock         Paid in    Stock-based   Accumulated   Comprehensive
                                   Shares       Amount     Capital    Compensation    Deficit         Loss        Total
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000     12,349,200  $123,000  $49,261,000   ($2,012,000)  ($30,809,000)  ($356,000)  $16,207,000
Issuance of warrants in
 in conjunction with
 Series B preferred stock                  -         -    1,107,000             -              -           -     1,107,000
Beneficial conversion feature
 related to issuance of
 convertible promissory
 notes payable                             -         -    2,548,000             -              -           -     2,548,000
Dividend related to beneficial
 conversion feature of
 preferred stock                           -         -    7,626,000             -     (7,626,000)          -             -
Conversion of Series B
 Preferred Stock to
 Common Stock                        831,000     8,000    4,670,000             -              -           -     4,678,000
Issuance of common stock
related to:
    Exercise of stock options        219,000     2,000      319,000             -              -           -       321,000
    Exercise of warrants             602,000     5,000    1,492,000             -              -           -     1,497,000
    Equity Line Agreement            332,000     3,000       (3,000)            -              -           -             -
Stock based compensation for
issuance of warrants to:
   consultants for services                -         -      436,000             -              -           -       436,000
   Warrants issued in
   conjunction with convertible
   promissory notes payable                -         -    4,883,000             -              -           -     4,883,000
Common stock issued for:
    Services                          25,000         -            -             -              -           -             -
    Quaartz acquisition            1,500,000     15,000   8,295,000             -              -           -     8,310,000
    Convertible notes financing      100,000      1,000     545,000             -              -           -       546,000
    Preferred stock consultants       25,000          -     568,000             -              -           -       568,000
Stock options granted in
Quaartz acquisition                        -          -     430,000             -              -           -       430,000
Reversal of unearned stock-based
 compensation related to
 employee terminations                     -          -  (1,520,000)    1,520,000              -           -             -
Amortization of stock-based
compensation                               -          -           -        91,000              -           -        91,000
Net loss                                   -          -           -                  (29,929,000)          -   (29,929,000)
Cumulative translation loss                -          -           -             -              -    (106,000)     (106,000)
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001     15,983,200  $ 157,000 $80,657,000   $  (401,000)  $(68,364,000)  $(462,000)  $11,587,000
---------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                       APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOW

--------------------------------------------------------------------------------------------------------------------
                                                                                           YEARS ENDED
                                                                                           SEPTEMBER 30
                                                                                2001           2000          1999
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                           ($29,929,000)  ($12,844,000)   ($717,000)
        Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
        Provision for (reduction in) doubtful accounts                          622,000        411,000            -
        Depreciation and amortization                                           566,000      1,071,000      405,000
        Amortization of goodwill and intangibles                              1,987,000        676,000      443,000
        Amortization of stock based compensation                                 91,000         61,000            -
        Provision for excess and obsolete inventory                             397,000              -            -
        Interest expense related to issuance of warrants to related party     3,799,000              -            -
        Impairment of equipment and capitalized software                      3,913,000              -            -
        Stock-based compensation                                             (1,369,000)     4,317,000      104,000
        Amortization of discount on convertible notes payable                 2,842,000      1,595,000            -
        Other                                                                         -              -      (41,000)
        Changes in operating assets and liabilities, net of acquisitions:
             Accounts receivable                                              2,178,000      1,403,000   (1,146,000)
             Inventory                                                         (737,000)             -
             Inventory and equipment at customers under integration           1,502,000       (664,000)     (48,000)
             Prepaid expenses and other                                         (55,000)       (36,000)     131,000
             Other assets                                                      (365,000)      (190,000)     235,000
             Income tax payable                                                                201,000     (253,000)
             Accounts payable and other current liabilities                   4,969,000       (799,000)   2,008,000
        Deferred Revenue                                                     (1,878,000)     1,311,000            -
--------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (11,467,000)    (3,486,000)   1,121,000
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Restricted cash                                                          (1,000)        74,000      179,000
        Proceeds from (payments on)note payable to related party                      -        574,000     (238,000)
        Proceeds on sale of property and equipment                                    -         17,000      159,000
        Cash acquired in connection with acquisition                             22,000         45,000            -
        Purchases of software                                                (2,292,000)             -       82,000
        Capitalization of software development costs                         (2,064,000)      (618,000)           -
        Purchase of property and equipment                                     (940,000)    (1,206,000)    (340,000)
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (5,275,000)    (1,114,000)    (158,000)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Share repurchase                                                                      (791,000)
        Repayments under lines of credit                                       (343,000)      (197,000)     309,000
        Advance payment on future lease obligation                                    -     (2,000,000)
        Proceeds from issuance of note payable to software vendor             3,000,000              -
        Proceeds from issuance of common stock                                1,745,000              -
        Proceeds from issuance of convertible notes and warrants              5,032,000      5,397,000
        Advanced payments for preferred stock                                                3,559,000
        Proceeds from warrants and options exercised for common stock         1,818,000      2,396,000
        Proceeds from issuance of preferred stock, net of issuance
         costs                                                                4,932,000              -    1,472,000
        Principal payments on capital lease obligations                      (1,560,000)      (344,000)     (93,000)
        Principal payment on notes payable to stockholders                            -              -   (1,990,000)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          14,624,000      8,020,000     (302,000)
--------------------------------------------------------------------------------------------------------------------
           Effect of exchange rate changes on cash                             (106,000)      (146,000)      (9,000)
--------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (2,224,000)     3,274,000      652,000
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                5,603,000      2,329,000    1,677,000

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $3,379,000     $5,603,000   $2,329,000
--------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                     SUPPLEMENTAL CASH FLOW INFORMATION:

------------------------------------------------------------------------------------------------------
                                                                                 YEARS ENDED
                                                                                 SEPTEMBER 30
                                                                         2001       2000       1999
------------------------------------------------------------------------------------------------------
CASH TRANSACTIONS:
       Income taxes                                                   $  53,000  $    6,000  $ 315,000
       Interest paid                                                    725,000     440,000    414,000

NON-CASH TRANSACTIONS:
       Issuance of Common Stock and options in acquisitions           8,740,000   5,638,000  1,029,000
       Renegotiation of lease terms resulting in return of equipment  1,504,000           -          -
       Deemed dividends related to beneficial conversion feature of
        Preferred Stock                                               7,626,000           -    708,000
       Beneficial conversion feature on promissory notes payable      2,548,000           -          -
       Cancellation of software lease                                 7,193,000           -          -
       Estimated value of warrants issued to customer                   449,000           -          -
       Estimated value of warrants issued to underwriters             2,226,000           -          -
       Conversion of Preferred Stock into Common Stock                4,678,000     855,000    726,200
       Property and equipment acquired under capital lease            5,092,000   1,481,000    125,200
       Conversion of convertible debentures to common stock                   -   5,897,000          -
       Dividends on preferred stock paid in common stock                      -      22,000     16,000
       Unearned stock-based compensation                                      -   2,073,000          -
       Conversion of advanced payment to preferred stock              3,559,000           -          -
       Issuance of Common Stock for conversion of Stockholder debt            -           -    117,000
       Conversion of Infotel debt to common stock                             -           -    635,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  OVERVIEW

BACKGROUND AND BUSINESS

We formally changed our name to Appiant Technologies, Inc. from Nhancement Technologies, Inc. upon receiving shareholder approval. We have also filed trademark application for the name change. Appiant Technologies Inc., ("Appiant" or the "Company") is a Delaware corporation headquartered in Pleasanton, California and was incorporated in October 1996 as a holding company. The Company's businesses have been conducted through its operating subsidiaries, Appiant Technologies North America, Inc. ("APPIANT NA"), a California corporation headquartered in Pleasanton, California, and Infotel Technologies (Pte), Ltd., based in Singapore. APPIANT NA has historically been a systems distributor and integrator of voice processing and multimedia messaging equipment and software and in fiscal 2000, began the development and purchase of software for its hosted internet protocol based unified communication and unified information portal services under the name inUnison(TM) . Infotel is a distributor of telecommunications and other electronic products and provides consulting and a range of other services for the telecommunications and information technology market. Infotel also provides radar system integration, turnkey project management, and electronic test instrumentation services.

APPIANT NA revenues were 40%, 55% and 59% of consolidated net revenues in fiscal years 2001 and 2000. Infotel revenues were 60%, 45% and 41% of consolidated net revenues for fiscal years 2001, 2000 and 1999.

During fiscal year 1999, the Company acquired the assets of Eastern Systems Technology, Inc. ("Eastern"), which primarily consisted of a software search engine capable of accessing information contained in multiple corporate databases. The Eastern acquisition provided the Company with a search engine for inclusion in the Company's inUnison(TM) portal services applications.

During fiscal year 2000, the Company acquired the assets of SVG Software Services, Inc., a California corporation ("SVG"), which primarily consisted of customer relationship management software, and Appiant Technologies (India) Pte. Ltd. ("APPIANT India") a company incorporated in Chennai, India. APPIANT India had conducted software development activities for the inUnison(TM) portal and also focuses on call center solutions and outsourcing for enterprises seeking to establish call centers in India. During the fiscal year 2001 the Company sold Appiant India operations to rationalize costs and to focus on its core competencies.

During fiscal year 2000, the Company acquired Trimark, Inc., headquartered in San Diego, California and doing business as Triad Marketing ("Triad"). Triad designs, manufactures and markets profile selling software products to corporate and credit union clients. During 2001 the legacy Triad operations were substantially terminated.

The Triad and SVG acquisitions provided the Company with recommendation engine software tools and customer relationship management software, respectively, for inclusion in the Company's inUnison(TM) portal service applications.

During fiscal year 2001, the Company acquired Quaartz, an application and service provider primarily involved in software development projects for the Company. Acquisition of Quaartz provided the Company with calendar software tools for inclusion in the Company's inUnison(TM) portal service applications. Quaartz is a pioneering Internet affinity marketing company that provides Internet-hosted applications enabling companies and organizations to deliver event announcements, communication tools and e-commerce directly to their online communities.

The Company restructured its operations, closing a number of remote divisions and implementing a 20% work force reduction for the year ended September 30, 2001. Restructuring charges consisted principally of severance payments to former officers and Executives and operational and administrative employees of APPIANT NA. A total of 63 employees were terminated for the year ended September 30, 2001 and a total of $363,000 was expensed and included in selling, general and administrative expenses.

The Company's acquisitions and the disposal of Appiant India are described further in Note 3 to the consolidated financial statements.

The Company also has a Canadian subsidiary, which facilitates the sale of APPIANT NA's voice processing and multimedia messaging equipment and integration services.

LIQUIDITY

The consolidated financial statements of the Company and its subsidiaries contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company recorded a net loss of $29,929,000 on net revenues of $21,748,000 for fiscal year 2001 and also sustained significant losses for the fiscal years ended 2000 and 1999. At September 30, 2001, the Company had an accumulative deficit of $68.4 million. As a result, the Company will need to generate significantly higher revenue to reach profitability as the organization of the new inUnison(TM) portal business is built. In addition, the amortization of capitalized software and other assets that the Company has purchased or developed for the new inUnison(TM) portal will commence or continue in fiscal 2002.

Management's plans to reverse the recent trend of losses are to increase revenues and gross margins while controlling costs, primarily based on expected revenues for the Company's inUnison(TM) portal services applications. At September 30, 2001, the Company had an accumulated deficit of $68,364,000. Continued existence of the Company is dependent on the Company's ability to obtain adequate funding and eventually establish profitable operations. The Company intends to obtain additional equity and/or debt financing in order to further finance the development and market introduction of its inUnison(TM) portal services and to meet working capital requirements. There remains significant uncertainly, however, about the Company's ability to continue as going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated. Assets and liabilities of Infotel, which operates in a local currency environment, are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the fiscal year. Resulting translation adjustments are recorded in other comprehensive loss.

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

FINANCIAL INSTRUMENTS

The Company classifies highly liquid investments with an original or remaining maturity of three months or less at date of purchase as cash equivalents. The carrying amounts reported for cash and cash equivalents are considered to approximate fair values based upon the short maturities of those financial instruments and comprise cash deposits at September 30, 2001 and 2000.

The carrying amounts of certain of the Company's other financial instruments including accounts receivable, accounts payable, lines of credit, notes payable and certain promissory notes payable approximate fair value due to their short maturities. The June 8, 2001 notes payable approximate fair value based upon interest rate at which the Company believes similar borrowings are available. The accrual for warrant liability is described in Note 6.

The Company's Infotel subsidiary maintains fixed deposits to secure bankers' guarantees of its performance on radar system integration projects. The restrictions on these funds are released when the projects are completed. The Company expects guaranteed work collateralized by these deposits to be completed within one year.

The Company has significant international sales transactions generated by it's Singapore subsidiary, Infotel. The Company used forward exchange contracts to hedge unrecognized firm purchase commitments that expose the Company to risk as a result of fluctuations in foreign currency exchange rates. Unrealized gains and losses of forward exchange contracts that are designated as hedges of firm purchase commitments are recorded in other current liabilities or assets and are included in the measurement of the underlying transaction. Hedge accounting was only applied if the derivative reduced the risk of the underlying hedged item and was designated at inception as a hedge. Derivatives were measured for effectiveness both at inception and on an ongoing basis. There were no foreign exchange forward contracts outstanding at September 30, 2001.

On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July, 1999, the Financial Accounting Standard Boards issued SFAS No. 137, ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The implementation of the statements SFAS No. 133 and SFAS No. 137 did not have a significant impact on the Company's financial position and results of operations.

CERTAIN RISKS AND UNCERTAINTIES

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with one financial institution domiciled in the United States and another domiciled in Singapore. The Company performs ongoing credit evaluations of its customers, generally does not require collateral of its customers and maintains allowances for potential credit losses. At September 30, 2001, no customers constituted more than 10% of accounts receivable. At September 30, 2000, two customers constituted 18% and 12% of accounts receivable.

Suppliers

The Company's Enterprise operations of APPIANT NA depends upon the integration of hardware, software, and communications and data processing equipment manufactured by others into systems designed to meet the needs of customers. Although the Company has agreements with a number of equipment manufacturers, a major portion of the Company's revenues has been generated from the sale of products manufactured by three companies. The Company relies significantly on products manufactured and services provided by three major suppliers. Any disruption in the Company's relationships with the suppliers would have a significant adverse effect on the Company's business for an indeterminate period of time until new supplier relationships could be established. Any interruption in the delivery of products by key suppliers would materially adversely affect the Company's results of operations and financial conditions.

Some of the Company's current suppliers may currently or, at some point, compete with the Company as it rolls out its inUnison(TM) UC/UI applications. Any potential competition from the Company's suppliers could have a material negative impact on its business and financial performance.

The Company's inUnison(TM) UC/UI product applications that are designed to provide the Company's customers with hosted unifying communications and unifying information solutions. The Company's inUnison applications utilize a unified communications platform, Unified Open Network Exchange ("Uone").

While the Company believes that the Company's inUnison-(TM)- applications will provide the Company's customers with scaled, carrier grade IP-based solutions, the Company cannot assure that the Company's customers will accept or adopt them on a large scale. The Company's integration efforts with other third party software has and could continue to result in product delays and cost overruns. The Company cannot assure that other software vendors whose software products the Company licenses or incorporates into the inUnison-(TM)- portal will continue to support their products. If these vendors discontinue their support, the Company's business would be adversely affected.

Infotel, the Company's Singapore subsidiary, offers a wide range of infrastructure communications equipment products. It has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel is also a networking service provider, and manages data networks for various customers. Infotel's financial performance depends in part on a steady stream of revenues relating to the services performed for Rohde & Schwarz test instruments. Any material change in our relationship with our manufacturers, including but not limited to Rohde & Schwarz, would materially adversely affect our results of operations and financial condition.

Revenue

Customer revenues from the Company's two largest customers accounted for approximately 16% and 10%, 29% and 5%, and 25% and 5% of total revenues during fiscal years 2001, 2000, and 1999 respectively. This concentration of revenue has resulted in additional risk to the Company's operations and any disruption of orders from our largest customers would adversely affect the Company's results of operations and financial condition.

INVENTORY

Inventory consists of systems and system components and is valued at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Depreciation for leasehold improvements is recorded using the straight-line method over the shorter of the lease term or their estimated useful lives. Upon sale or retirement of assets, cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are expensed as incurred and improvements are capitalized and depreciated.

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

GOODWILL AND OTHER INTANGIBLES

Goodwill, which is the excess of cost over net assets acquired, relates to the Company's acquisitions of APPIANT NA, Infotel, Triad and Quaartz and is amortized over periods of three to ten years using the straight-line method. Other intangible assets relate to acquired assembled workforce and are amortized over a period of two years using the straight-line method.

Whenever events or circumstances indicate the carrying value of goodwill and other intangible assets might not be recoverable, and periodically the Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the intangible assets.

At September 30, 2001, the company had substantially terminated operations for its Triad subsidiary including termination of employees of Triad and sales activities. Consequently, the Company expects to generate no future cash flows from this operation. The company determined that the goodwill and workforce acquired had no remaining value and as a result, recorded an impairment charge of $204,000. The Company has retained the acquired customer relationship management software for integration into its inUnison(TM) portal.

SOFTWARE DEVELOPMENT COSTS

The Company has adopted SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as it intends to offer its software applications in a hosted service model. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company's management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of three years using the straight-line method. No software projects have been substantially completed as of September 30, 2001. To the extent that the Company were to license software, any revenues net of any direct incremental costs such as marketing, commissions, software reproduction costs, warranty, and service obligations, would be applied against the capitalized cost of software, and no profit would be recognized from such transactions unless and until net proceeds from licenses and amortization have reduced the capitalized carrying amount of the software to zero. Subsequent proceeds from licensing the software would be recognized as revenue.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs.

The Company had capitalized $1.2 million of purchased software related to software obtained for billing and provisioning. In June 2001, the Company concluded that the software would not be placed in service and recorded a charge of $1.2 million in fiscal year 2001. The Company is in discussions with the vendor regarding settlement of the related account payable.

REVENUE RECOGNITION

The Company derives its revenue from APPIANT NA and Infotel. Generally, revenue derived from APPIANT NA relates to the distribution and integration of voice processing and multimedia messaging equipment manufactured by others and maintenance services. The revenue derived from Infotel primarily relates to the distribution and integration of telecommunications and other electronic products and providing services primarily for radar system integration, turnkey project management and test instrumentation. Equipment sales and related integration services revenue is recognized upon acceptance and delivery if a signed contract exists, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Equipment at customer sites and related costs of integration are included in "Equipment at customers under integration" in the accompanying Consolidated Balance Sheet.

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

At September 30, 2001, the Company has not recognized any revenues or recorded any deferred revenues from its inUnison(TM) portal services.

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

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method to record stock-based compensation for employees provided the stock options terms meet the requirements for fixed accounting. The intrinsic value method requires that deferred stock compensation is recorded for the difference between the exercise price and fair value of the underlying common stock on the grant date of the stock option. Pro forma net loss disclosures are presented in Note 10, assuming all employee options were valued using the Black-Scholes model and the resulting stock-based compensation is amortized over the term of the option becomes exercisable, using the straight-line method. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of grant and re-measured until vested. Compensation expense resulting from non-employee options is amortized to expense using an accelerated method described in Financial Accounting Standards Board ("FASB") Interpretation No.28.

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

                                                                   FISCAL YEARS
                                                    -----------------------------------------
                                                        2001           2000          1999
                                                    -------------  -------------  -----------
Net loss                                            $(29,929,000)  $(12,844,000)    (717,700)
Preferred stock dividends                             (7,626,000)       (22,000)    (738,000)
                                                    -------------  -------------  -----------
Net loss attributable to common stockholders        $(37,555,000)  $(12,866,000)  (1,455,000)
                                                    =============  =============  ===========
Weighted average shares used in net loss per          14,687,363     10,302,900    6,249,000
                                                    =============  =============  ===========
Anti-dilutive securities:
  Convertible preferred stock                            253,000              -      846,000
  Options and warrants to purchase common stock        7,418,000      4,888,500    3,123,600
   Additional shares issuable as
   consideration in connection with
   acquisitions                                          250,000        250,000      177,200

   Convertible promissory note payable                 1,605,000              -            -
                                                    -------------  -------------  -----------
Anti-dilutive securities not included in
Net loss per share calculation                         9,526,000      5,138,500    4,146,800
                                                    =============  =============  ===========


RECLASSIFICATION

Certain amounts in prior years consolidated financial statements have been reclassified to conform to the current year presentation.

COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes cumulative translation adjustments, the impact of which has been excluded from net loss and reflected instead in equity. The company has reported the components of comprehensive loss on its consolidated statement of stockholders' equity.


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

In September 2001, the Emerging Issues Task Force "EITF" issued EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The Task Force discussed the accounting for freestanding contracts that are indexed to, and potentially settled in, a company's own stock (including options, warrants) and reached several consensuses. The consensuses are to be applied to all freestanding derivative financial instruments that are indexed to, and potentially settled in, a company's own stock. The company has adopted the EITF in fiscal year 2001 and recorded warrants with the June 8, 2001 Convertible Notes Payable as a liability (see Note 6).

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the Standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

In October 2001, the FASB issued SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets , which is required to be applied in fiscal years beginning after December 15, 2001. SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The Company believes that the adoption of SFAS 144 will not have a significant impact on its financial position or results of operations.

3.  BUSINESS AND ASSET ACQUISITIONS AND DISPOSITIONS

INFOTEL

On June 22, 1998, the Company acquired all of the outstanding shares of the common stock of Infotel. The consideration paid to Infotel shareholders in connection with the acquisition consisted of cash of $2,356,000 and approximately 433,000 shares of Common Stock of the Company (the "Acquisition Shares"). Infotel shareholders had the opportunity to receive $1,884,000 in additional payments if Infotel exceeded certain minimum profit levels during the years ending June 30, 1999 and 1998. Infotel exceeded these minimum profit levels, and on April 29, 1999, the Company negotiated a settlement agreement with the former Infotel shareholders to accept $635,000 of the performance payment in exchange for 559,100 shares of the Company's Common Stock and $1,250,000 in cash. In August 1999, the Company paid the $1,250,000 million plus accrued interest. The Company had no further cash payment obligations under the terms of the acquisition agreement. The acquisition agreement provided that if the price of the Company's Common Stock is less than $5.00 on the first anniversary of the Infotel acquisition, 50% of the initial shares issued to the Infotel shareholders are subject to adjustment and likewise 50% are subject to adjustment on the second anniversary date if the per share price is less than $5.00. Should the Company's Common Stock price be below $5.00 per share on either of these two dates, the Infotel shareholders would be entitled to receive that number of shares equal to the lesser of (i) one-half of the initial shares valued at $5.00 per share divided by the fair market value per share minus one-half the initial shares valued, or (ii) one-half the initial shares valued at $5.00 per share divided by $2.75 (subject to adjustment for stock splits and the like). On the first anniversary of the Closing, the Company's Common Stock was less than $5.00, and the Company issued approximately 177,000 additional shares of the Company's Common Stock to the former Infotel shareholders.

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

EASTERN SYSTEMS TECHNOLOGY, INC.

On August 31, 1999, the Company acquired software from Eastern, a software development company, in exchange for 675,000 shares of the Company's Common Stock with an estimated value of $1,029,000, calculated based on the average of the share price two days before and after the date of announcement of the acquisition on August 31, 1999, which was restricted stock for period of one year, cash of $150,000 and extinguishment of a debt of $250,000 loaned to Eastern, resulting in a total purchase price of $1,429,000 for the software. The software was acquired for internal use for the Company's inUnison(TM) portal service applications and was capitalized. Amortization of the software will commence when the inUnison(TM) portal is substantially complete and is ready for its intended use.

SVG SOFTWARE SERVICES, INC. AND APPIANT TECHNOLOGIES (INDIA) PTE. LTD.

On February 4, 2000, the Company completed its acquisition of certain assets of SVG pursuant to the Plan and Agreement of Reorganization between Appiant and SVG. The transaction was structured as a tax-free reorganization. Under terms of the Agreement, The Company acquired all rights to SVG's intellectual property, primarily software, and the right to use its corporate name in exchange for 250,000 shares of the Company's Common Stock valued at $2,178,000, calculated based on the average of the share price two days before and after the announcement date on February 4, 2000. The purchase allocation price was allocated to software and goodwill of $2,129,000 and $49,000, respectively. The software was acquired for internal use for the Company's hosted internet inUnison(TM) portal service applications and was capitalized. Amortization of the software will commence when the hosted internet portal is substantially complete and ready for its intended use.

In February, 2000, the Company also entered into an agreement with certain parties affiliated with SVG to acquire all of the outstanding shares of the common stock of APPIANT India. The acquisition price of $50,000 and assets and liabilities acquired were not material to the Company financial position or results of operations. The results of operations of APPIANT India have been included with the Company's result of operations since April 4, 2000, the date of acquisition.

In fiscal year 2001 the Company sold its Appiant India subsidiary to a related party. The disposition did not have a significant impact on Company's financial position or results of operations as the net assets of the India subsidiary were not significant.

TRIMARK, INC.

On January 21, 2000, the Company completed its acquisition of all of the outstanding shares of common stock of Triad in exchange for approximately 750,000 shares of Common Stock of the Company, and warrants to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.53 per share. The transaction was structured as a tax free reorganization. The purchase agreement provides that in the event that the average closing price of Appiant Common Stock for the five consecutive trading days ending on the trading day immediately prior to the first anniversary and second anniversary of the transaction's closing (the "Valuation Formula") falls below $4.00, the Triad shareholders are entitled to additional consideration either in cash or Appiant Common Stock, at the Company's option. On the first anniversary date, Triad shareholders are entitled to additional consideration equal to one-half of the unregistered shares of the Company's Common Stock that they still own plus all of the registered shares of the Company's Common Stock that they still own, multiplied by the lesser of (i) $4.00 minus the Valuation Formula, or (ii) $2.50. At the second anniversary date, the Triad shareholders are entitled to additional consideration of equal to 250,000 unregistered shares owned by the Triad shareholders multiplied by the lesser of (i) $4.00 minus the Valuation Formula, or (ii) $2.50. As the guaranteed price of $4.00 per share was in excess of the fair value of the Company's common stock two days before and after the announcement of the acquisition on December 10, 1999, the common stock issued was valued at $4.00 per share or $3,000.000. The estimated value of the warrants issued to purchase the Company's common stock of $460,000 was estimated using the Black-Scholes option pricing model using the following assumptions: expected volatility of 90%, weighted-average risk free interest rate of 6%, term of 3 years and no expected dividends. The acquisition has been accounted for as a purchase, which means the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The results of operations of Triad have been included with the Company's results of operations since January 21, 2000, the date of acquisition. The total purchase price of $3,460,000 was allocated based on establish valuation techniques used in the software industry as follows:


               Tangible assets, primarily
               Cash, accounts receivable and
               Property and equipment                  $   11,000

               Purchased software                       3,325,000

               Assembled work force                       206,000

               Goodwill                                   250,000

               Liabilities assumed                       (332,000)
                                                       ----------

                                                       $3,460,000
                                                       ==========

QUAARTZ

Effective May 23, 2001, Appiant Technologies, Inc. ("Appiant") acquired all of the outstanding stock of Quaartz, Inc. ("Quaartz"). The total purchase price was $9.1 million and consisted of the following:

     a) 1,500,000 shares of Appiant's common stock with an estimated value of $8,310,000, calculated by multiplying the number of shares issued by Appiant by $5.54, which represents the average price of Appiant's common stock for the period two days preceding through two days following Appiant's announcement of the Merger, which occurred on February 8, 2001,
     b)   An estimated $342,000 of acquisition expenses, and
     c)
an estimated fair value of $430,000 relating to 92,387 stock options issued by Appiant in relation to the cancellation of all of the stock options held by Quaartz employees. The stock options, which were fully exercisable, were valued using the Black-Scholes option pricing model with the following assumptions: fair market value of Appiant's common stock of $5.54, exercise price of $4.50, estimated life of the options of 4 years, volatility of 147%, dividend rate of 0%, and risk-free interest rate of 4.375%.

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

The total purchase price of $9.1 million was allocated based on established valuation techniques used in the software industry as follows:

Tangible assets, primarily
property and equipment                  $   393,000

Workforce                                 1,223,000

Technology                                2,790,000

Liabilities assumed:
     fair value of notes
     payable to related party
     (principle amount (3,000,000)       (2,729,000)

     Other liabilities                   (1,271,000)

Goodwill                                  8,675,000
                                        -----------

                                        $ 9,081,000
                                        ===========


The following unaudited pro forma financial information for fiscal year 2000 assumes the Triad acquisition occurred as of the beginning of fiscal 2000 and the Quaartz acquisition occurred as of the beginning of each of the respective periods, after giving effect to certain adjustments, including amortization of intangible assets. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of Quaartz and Triad been affected on the dates indicated.

                                      Year Ended       Year Ended
                                     September 30,    September 30,
                                         2001             2000
                                    ---------------  ---------------
Net Revenues                        $   25,127,000   $   27,485,000
Net loss                               (55,732,000)     (28,649,000)

Net loss per common share           $        (3.72)  $        (2.43)
Weighted average common and common
equivalent shares
 Outstanding                            14,980,000       11,803,000

4.  BALANCE SHEET ACCOUNTS


PROPERTY AND EQUIPMENT, NET

                                                                         SEPTEMBER 30,
                                                                   --------------------------
                                             USEFUL LIVES YEARS        2001          2000
                                           ----------------------  ------------  ------------
            Office equipment                               3 to 5  $   680,000   $ 1,856,000
            Computers and software                         3 to 5    6,422,000     2,677,000
            Automobiles                                    3 to 5      100,000       296,000
            Furniture and fixtures                         3 to 7      432,000       756,000
            Leasehold Improvements                            7        483,000
                                                                   ------------  ------------
                                                                     8,117,000     5,585,000
            Less accumulated depreciation                           (2,736,000)   (2,190,000)
                                                                   ------------  ------------

                                                                   $ 5,381,000   $ 3,395,000
                                                                   ============  ============

Depreciation expense was $546,000, $650,000 and $405,000 for fiscal years 2001, 2000 and 1999 respectively.

CAPITALIZED SOFTWARE, GOODWILL AND OTHER INTANGIBLE ASSETS

                                                     SEPTEMBER 30,
                                            -------------------------------
                                               2001                2000
                                            -------------      ------------
       Capitalized software:
           Purchased for internal use       $ 12,857,000      $ 17,677,000
           Developed for internal use          3,807,000           689,000
                                            -------------      ------------
                                            $ 16,664,000      $ 18,366,000
                                            =============      ============

        Goodwill                            $ 12,303,000      $  3,473,000
        Other intangible assets                1,223,000           206,000
                                            -------------      ------------
                                            $ 13,526,000      $  3,678,000

        Less accumulated amortization         (3,271,000)       (1,235,000)
                                            -------------      ------------

                                            $ 10,255,000      $  2,443,000
                                            =============     =============

During the fiscal year 2001 and 2000, the Company capitalized $1,690,000 and $617,000 of internally developed software, respectively, and $5,358,000 and $16,237,000 of purchased software (see Note 2).

Amortization expense related to goodwill and other intangibles was $2,292,000 and $745,000 for fiscal years 2001 and 2000.

OTHER ASSETS

                                               SEPTEMBER 30,
                                          ----------------------
                                             2001        2000
                                          ----------  ----------
Deferred finance charges for equity line  $  399,000  $2,144,000
Convertible promissory notes
  payable issuance costs                     462,000           -
Prepaid license                              948,000           -
Other                                        124,000     240,000
                                          ----------  ----------
                                          $1,933,000  $2,384,000
                                          ==========  ==========


ACCRUED LIABILITIES

                                               SEPTEMBER 30,
                                          ----------------------
                                             2001        2000
                                          ----------  ----------
Accrued payroll                           $1,145,000  $1,325,000
Accrued expenses                             951,000     790,000
Accrued interest                             496,000           -
Other                                        617,000     363,000
                                          ----------  ----------
                                          $3,209,000  $2,478,000
                                          ==========  ==========


5.  LINE OF CREDIT AGREEMENTS

The line of credit provides for unsecured borrowings of up to $300,000, and was due on June 30, 2001 and bears interest at a rate equal to the Wall Street Journal prime rate (9.5% at September 30, 2000). Under this line of credit, the Company is not required to maintain any financial covenants. As at September 30, 2001, $300,000 was outstanding under the line of credit, all of which was past due.

The Company's subsidiary Infotel has two different short-term banking facilities and a long term foreign exchange line. The short-term banking facilities include an overdraft facility and a letter of credit facility with maximum limits of $118,000 and $765,000 respectively. The long term foreign exchange line (valid for 3 years) has a maximum draw limit of $588,000. As of September 30, 2001 Infotel had no amounts outstanding under any these facilities. The facilities are guaranteed by the company

6.  CONVERTIBLE PROMISORY NOTES PAYABLE

At September 30, 2001, convertible promissory notes payable are as follows:

March 21, 2001 Convertibles
    Notes Payable:
      Face amount                    $ 2,500,000
      Discount                                 -
                                     -----------
                                       2,500,000
May 31, 2001 Convertible
    Notes Payable
      Face amount                    $   600,000
      Discount                          (400,000)
                                     -----------
                                         200,000
June 8, 2001 Convertible
    Notes Payable
      Face amount                   $  2,400,000
      Discount                        (2,021,000)
                                    ------------
                                         379,000

                                    $  3,079,000
                                    ============

less current portion                 (2,700,000)
                                    -----------
                                    $   379,000
                                    ===========


May 19, 2000 Convertible Notes Payable

On May 19, 2000, the Company entered into a convertible debentures purchase agreement with certain investors in the aggregate principal amount of $5,850,000 (the "May 19, 2000 Debentures"). The May 19, 2000 Debentures accrued interest at 8% per annum from the date such convertible debentures were issued until the earlier of conversion into shares of our common stock or May 30, 2001, and was payable quarterly in arrears. The May 19, 2000 Debentures were convertible by the holder into shares of our common stock at any time prior to the close of business on May 30, 2001. The conversion price, as amended, is equal to the lesser of $13.00 per share or 91% of the average of the three lowest bid prices during the ten trading days immediately preceding the date on which the holder of the debenture gives us notice of the intent to convert the debenture, provided that the conversion price shall not be less than $8.00 per share. This beneficial conversion feature resulted in a non-cash deemed interest charge of $1,595,000 during the fiscal year 2000. In August 2000, all convertible debentures were converted into 685,400 shares of the Company's Common Stock.

March 21, 2001 Convertible Notes Payable

On March 21, 2001, the Company entered into Convertible Promissory Notes Payable with a member of the Board of Directors and Shareholders in the principal amount of $2,500,000 (the "$2,500,000 Note"). The $2,500,000 Note accrues interest at
10% per annum and became fully due and payable on May 31, 2001 (the "Maturity Date"). Upon approval by the Company's shareholders, the principal and accrued interest under the $2,500,000 Note converts into shares of the Company's common stock at any time on or after the Maturity Date. The conversion price is equal to 80% of the average of the five days lowest closing market price of the Company's common stock during the period beginning on March 16, 2001 and ending on the Maturity Date. If the principal and accrued interest on the $2,500,000
Note is not paid in full or converted into Common Stock for any reason other than awaiting shareholder approval, and otherwise in accordance with the terms on or before the Maturity Date, then the conversion price shall be reduced 20% for each full week that this note is not paid or converted, provided that the conversion price shall not in any event be reduced to less than $1.00. If the shareholders fail to approve the issuance of equity, the related party may receive cash in the amount of $250,000 in addition to the repayment of the principal and unpaid accrued interest at 25% per annum. The $2,500,000 Note is past due and was not converted to common stock as of September 30, 2001 as it has not been approved by the Company's shareholders.

In conjunction with the $2,500,000 Note, the Company issued a warrant to purchase 462,963 shares of its common stock at an exercise price of $2.70 per share with a term of 7 years. The estimated value of the warrants was determined using the Black-Scholes option pricing model (see Note 10) and the following assumptions: contractual term of seven years, a risk free interest rate of 5.80%, a dividend yield of 0% and volatility of 141%. The allocation of note proceeds to the warrant of $950,000 was recorded as additional paid in capital and a discount on the $2,500,000 Note and accreted over the note maturity period as non-cash interest expense in the fiscal year 2001. In addition, as a result of the beneficial conversion feature described above for the $2,500,000 Note, the Company recorded $1,274,000 as additional paid in capital, which was recorded as a discount on $2,500,000 Notes and was accreted over its maturity period as non-cash interest expense in the fiscal year 2001.

In addition, the Company issued 1,500,000 additional warrants to the same related party to purchase shares of the Company's common stock at an exercise price of $2.70 per share due to the failure of the Company's completion of an equity investment of at least $6 million on or before May 31, 2001 (See Note
10). The estimated value of the warrants of $3,799,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 7 years, a risk free interest rate of 4.775%, a dividend yield of 0% and volatility of 147%. The $3,799,000 was recorded as non-cash interest expense in fiscal year 2001.

May 31, 2001 Convertible Notes Payable

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

In addition, the Company issued warrants to the same related parties to purchase 40,000 shares of the Company's common stock at an exercise price of $1.57 per share (See Note 10). The estimated of value of the warrants of $144,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The allocation of the $200,000 Note proceeds to the fair value of the warrants of $144,000 was recorded as a discount on the $200,000 Notes and accreted over the note maturity period as interest expense in fiscal year 2001.

In addition, as a result of the beneficial conversion feature described above for the $200,000 Notes, the Company recorded additional paid-in capital of $67,000, which was recorded as a discount on the notes payable and amortized over the maturity period as interest expense in fiscal year 2001. The Chief Executive Officer's note was repaid in full on June 21, 2001. The Vice President of Sales' note has not been converted into common stock and remains outstanding at September 30, 2001.

On May 31, 2001, the Company also entered into Convertible Promissory Notes Payable with the same terms as the $200,000 Notes, with a shareholder in the principal amount of $150,000 and a non-related party in the principal amount of $250,000 (the "$400,000 Notes"). These $400,000 Notes were rolled into the June 8, 2001 convertible notes payable.

In addition, the Company issued warrants to purchase 80,000 shares of the Company's common stock at an exercise price of $1.57 per share (See Note 10). The estimated value of the warrants of $88,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The allocation of the $400,000 Note proceeds to the fair value of the warrants of $88,000 was recorded as additional paid in capital and a discount on the notes payable and fully accreted as interest expense in the fiscal year 2001.

In addition, as a result of the beneficial conversion feature described above, the Company recorded additional paid-in capital and a discount of $133,000 on the $400,000 Notes, which was accreted to the note extinguishment date and as a result $51,000 was recorded as non-cash interest expense for fiscal year 2001. On the extinguishment date, the Company calculated the intrinsic value of the beneficial conversion feature of $44,000, reversed the beneficial conversion charge previously recorded and recorded additional non-cash interest expense.

June 8, 2001 Convertible Notes Payable

On June 8, 2001, the Company entered into a Convertible Notes purchase agreement with certain investors in the aggregate principal amount of $2,400,000 (the "June 8, 2001 Notes"). The June 8, 2001 Notes accrue interest at 8% per annum, payable in common stock at the time of conversion are collateralized by the assets of Infotel, and matures on June 8, 2003. The conversion price is equal to lower of 110% of the average of any three closing bid prices selected by the investor during the 15 trading days prior to conversion or $2.44.

In connection with the June 8, 2001 Notes, the Company issued warrants to purchase 1,081,000 shares of the Company's common stock at an exercise price of $2.89 per share (See Note 10). The estimated value of the warrants of $1,282,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The allocation of the June 8, 2001 Notes proceeds to the fair value of the warrants of $1,282,000 was recorded as a discount on the June 8 2001 Notes and as a warrant liability due to the Company's requirement to register the common stock. The common stock issuable pursuant to the conversion and exercise of the June 8, 2001 Notes and warrant respectively must be registered within 30 days after the closing date of the next round of financing. The discount on the June 8, 2001 Notes is amortized over the note maturity period and, as a result, $200,178 was recorded as non-cash interest expense for fiscal year 2001. In addition, due to the registration requirement the warrants are remeasured to their estimated value each reporting period until they are registered. The warrants were remeasured at September 30, 2001 using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk-free interest rate of 3.92%, a dividend yield of 0% and volatility of 144%. The liability related to the warrants was $1,817,000 at September 30, 2001 and the Company has recorded an additional $496,000 of interest expense in fiscal year 2001.

In addition, as a result of the beneficial conversion feature described above for the June 8, 2001 Notes, the Company recorded $1,118,000 additional paid-in capital, and a discount on the notes payable which is amortized over the note maturity period to interest expense. As a result, $174,000 was recorded as interest expense for fiscal year 2001.

At any time until August 30, 2001, if the Company raises at least $25 million, the Company shall have the right to redeem all outstanding June 8, 2001 Notes at a price equal to 115% of par plus accrued dividends. If the June 8, 2001 Notes are redeemed, the investor shall retain 60% of all issued warrants to purchase the Company's common stocks. As of September 30, 2001 none of the notes were redeemed by the Company.

The Company committed to issue warrants to purchase 293,750 shares of the Company's common stock to its strategic partner for services rendered in connection with the June 8, 2001 Notes at an exercise price of $1.60 per share. The estimated value of the warrants of $546,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.63%, a dividend yield of 0% and volatility of 147%. The estimated value of $546,000 was accounted for as a convertible debentures issuance costs and recorded as a deferred charge in fiscal year 2001. In September 2001, the Company issued 100,000 shares of common stock instead of warrants. The fair value of common stock approximated the fair value of warrants. The issuance cost is amortized over the note maturity period and, as a result, $85,000 was recorded as a non-cash interest expense in fiscal year 2001.

May 19, 2000 Convertible Notes Payable

On May 19, 2000, the Company entered into a convertible debentures purchase agreement with certain investors in the aggregate principal amount of $5,850,000 (the "May 19, 2000 Debentures"). The May 19, 2000 Debentures accrued interest at 8% per annum from the date such convertible debentures were issued until the earlier of conversion into shares of our common stock or May 30, 2001, and was payable quarterly in arrears. The May 19, 2000 Debentures were convertible by the holder into shares of our common stock at any time prior to the close of business on May 30, 2001. The conversion price, as amended, is equal to the lesser of $13.00 per share or 91% of the average of the three lowest bid prices during the ten trading days immediately preceding the date on which the holder of the debenture gives us notice of the intent to convert the debenture, provided that the conversion price shall not be less than $8.00 per share. This beneficial conversion feature resulted in a non-cash deemed interest charge of $1,595,000 during the fiscal year 2000. In August 2000, all convertible debentures were converted into 685,400 shares of the Company's Common Stock.

7.  NOTES PAYABLE

At September 30, 2001, notes payable are as follows:

Notes Payable to a software vendor
     Face amount                         $3,000,000
     Discount                               (73,000)
                                         ----------
                                          2,927,000

Notes payable from Quaartz acquisition
     Face amount                         $3,000,000
     Discount                              (201,000)
                                         ----------
                                          2,799,000

Total carrying amount of notes payable   $5,726,000
                                         ==========

Note payable to a software vendor

May 19, 2000 Convertible Notes Payable

On May 19, 2000, the Company entered into a convertible debentures purchase agreement with certain investors in the aggregate principal amount of $5,850,000 (the "May 19, 2000 Debentures"). The May 19, 2000 Debentures accrued interest at 8% per annum from the date such convertible debentures were issued until the earlier of conversion into shares of our common stock or May 30, 2001, and was payable quarterly in arrears. The May 19, 2000 Debentures were convertible by the holder into shares of our common stock at any time prior to the close of business on May 30, 2001. The conversion price, as amended, is equal to the lesser of $13.00 per share or 91% of the average of the three lowest bid prices during the ten trading days immediately preceding the date on which the holder of the debenture gives us notice of the intent to convert the debenture, provided that the conversion price shall not be less than $8.00 per share. This beneficial conversion feature resulted in a non-cash deemed interest charge of $1,595,000 during the fiscal year 2000. In August 2000, all convertible debentures were converted into 685,400 shares of the Company's Common Stock.

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

Future minimum rental payments under operating leases as of September 30, 2001 are as follows (in thousands):

FISCAL YEAR

     2002           $  879,000
     2003              376,000
     2004              270,000
     2005              267,000
     2006              267,000
     Thereafter        361,000
                    ----------
                    $2,153,000
                    ==========

Rent expense was $1,098,000, $470,000 and $445,000 for fiscal years 2001, 2000, and 1999 respectively.

Capital Leases

During the year, the Company entered into lease financing arrangements with a hardware vendor, under which approximately $2.1 million related to hardware and related product costs and $2.5 million related to consulting services acquired for its first data center in Atlanta, Georgia. The Company relocated its data center to Sunnyvale, California in June 2001 and relocated the hardware of $500,000 to this location in September 2001. The remaining $2.5 million of consulting services were charged to operating expenses, which related to the installation of the hardware in the Atlanta data center, as such costs had no future value following the relocation. The Company is in discussions with the hardware vendor regarding the balance due under the lease, including revised payment terms and possible forgiveness of a part or all of the lease payments. On June 29, 2001, the Company returned $1.6 million of computer and related equipment at the Atlanta data center to the vendor. The vendor reduced the lease payments due by $1.6 million and as a result the Company reduced equipment and the related capital lease obligations by an equal amount.

At September 30, 2001, the company has $3,677,000 of obligations under capital leases with this vendor that are currently in dispute of which $230,000 of this relates to amounts originally scheduled to be repaid after fiscal 2002. This amount has been reclassified to current as the leases are technically in default. Once the discussions are resolved, the company will reclassify the appropriate amounts.

The Company also leases computer equipment and other software under capital leases. These leases extend for varying periods through 2004. On July 27, 2001, the Company entered into a settlement and release agreement with a software vendor which the Company has a leasing arrangement for the non-exclusive license of certain software (See Note 7).

Equipment and software under capital leases included in property and equipment and capitalized software are as follows:

                                  September 30,         September 30,
                                      2001                   2000
                                  ------------          ------------
Equipment                         $  2,119,776          $  1,047,000
Capitalized software                         -            10,010,000
                                  ------------          ------------
                                     2,119,776            11,057,000
Less:  accumulated amortization       (613,672)            (144,000)
                                  ------------          ------------
                                  $  1,506,104          $ 10,913,000
                                  ============          ============

Future capital lease payments are as follows:

FISCAL YEAR
                                                  September 30,
                                                       2001
                                                  -------------
              2002                                $  4,250,000
              2003                                     316,000
              2004                                      27,000
                                                  -------------
                                                     4,593,000
                                                  -------------
              Less amount representing interest       (415,000)
                                                  -------------
              Present value of minimum future
               payments                              4,178,000
              Less current portion                   4,085,000
                                                  -------------

                                                  $     93,000
                                                  =============

Contingencies

In January 2002, a judgment was issued against the Company in favor of an equipment vendor in the amount of $123,000. The Company is in discussions to establish a mutually agreed upon payment plan and expects to settle this issue.

In October 2001, a software vendor filed suit against the Company for breach of contract totaling approximately $703,000 plus interest and reasonable attorney's fees. On December 28, 2001, Appiant filed an answer denying this general demand and are vigorously pursuing this matter. No amount has been accrued in respect of this matter.

A major customer tendered billings for reimbursable costs and expenses arising from their defense of certain patent infringement claims asserted against them. The customer is seeking reimbursement from the Company of approximately $53,000. As the Company is only a distributor of these systems, any liability suffered by the Company is reimbursable by the supplier of these systems. No amount has been accrued in respect of this matter.

In January 2002, the Company received a demand for payment, in the amount of $1,248,000, for a resource not payable. If payment is not received on/before January 11, 2002, the noteholder will file a lawsuit for breach of contract. The Company is currently in negotiations to extend the date of this note.

From time to time, the company is involved in other legal actions arising in the ordinary course of business.

While management intends to defend these matters vigorously, there can be no assurance that any of these complaints or other third party assertions will be resolved without costly litigation, or in a manner that is not adverse to our financial position, results of operations or cash flow. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these matters in excess of amounts accrued.

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

As of September 30, 2001, 86,120 preferred shares have been converted into 4,678,000 shares of the Company's common stock and 1,500 preferred shares remain outstanding.

10.  STOCKHOLDERS' EQUITY

PREFFERED STOCK

In fiscal 1999, the Company issued 17,500 shares of preferred stock for $1,472,000 net of issuance costs of $278,000. All of these preferred shares had been converted to common stock by September 30, 2000.

STOCK PURCHASE AGREEMENT

In fiscal year 2000 the Company entered into a common stock purchase agreement (the "Equity Line Agreement"), dated May 24, 2000 and amended as of June 30, 2000 with an investment corporation under which the Company may require the investment corporation to purchase up to $50 million of its common stock.
Under the terms of the Equity Line Agreement, the Company is under no obligation to sell its common stock to the investment corporation. However, the Company may make up to a maximum of twelve requests for the purchase of its common stock with no single purchase exceeding $4 million unless otherwise agreed to by the investment corporation. In addition, the Equity Line Agreement does not require the investment corporation to purchase the Company's common stock if it would result in the investment corporation owning more than 9.9% of the Company's outstanding common stock. The purchase price of the common stock is 92% of the volume weighted average price per share of the Company's common stock over the eighteen-day period prior to the date the Company requests the investment corporation to purchase its common stock. In addition, the investment corporation will receive a 2% placement fee and an escrow agent fee from the proceeds due to the Company. In conjunction with the Equity Line Agreement, the Company issued a warrant to purchase 120,000 shares of its common stock. The warrant exercise price was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for a waiver from the investment corporation allowing the Company to issue Series B preferred stock to other investors, as well as engage in other financing transactions (see "Warrants" above). The Black-Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of 3 years, a risk free interest rate of 5,8%, a dividend yield of 0% and a volatility of 135%. The estimated value of $2,144,000 was accounted for as a non-current asset. As and when stock is purchased under the equity line agreement, the costs will be reclassified from "Other assets" to "Additional paid in capital", on a dollar for dollar basis with the amount of proceeds received from the sale of common stock.

During the second quarter, the Company requested that the investment corporation purchase $1.745 million of the Company's common stock under the equity line agreement. Accordingly, the Company received net proceeds of $1.745 million under the equity line and reclassified $1.745 million from "Other Non-Current Assets" to "Additional paid-in capital" upon receipt of the proceeds and issuance of the stock. If at termination of the agreement the proceeds received from the sale of common stock are less than the costs associated with this agreement, then the residual costs remaining in "Other Assets" will be charged to expense.

The Company intends to sell its common stock to the investment corporation under the Equity Line Agreement until its expiration in January 2002.

STOCK OPTIONS AND WARRANTS

STOCK OPTION PLAN

The Equity Incentive Plan (the "Plan") is administered by the Company's Board of Directors and the Company's Management. The Company has reserved 4,000,000 shares of common stock for issuance under the Plan. Options granted under the

Plan may be either incentive stock options ("ISOs"), or non-qualified stock options ("NSOs"). ISOs generally must have an exercise price of not less than fair market value of the Common Stock on the date of grant (or, for a person holding more than 10% of the voting power of the Company, a price equal to 110% of the fair market value, and be exercisable only for a period of five years).The aggregate fair market value of the Common Stock subject to options granted to an optionee that are exercisable for the first time by an optionee during any calendar year may not exceed $100,000. Options generally expire three months following termination of employment. Historically, the Company's ISO's have become exercisable over periods of two to seven years and ranged from one-third becoming exercisable immediately and the remainder equally over the next two years, to seven year cliff exercisability. In fiscal year 2001, ISOs have generally become exercisable 25% after one year and the remainder ratably over 36 months. ISOs generally have a ten-year life. Exercisability of NSOs has generally been determined on a grant-by-grant basis.

During the year, the Company created a new stock option plan (the "Broad Based Plan"). The Company intends to use the plan to give each officer, and non-officer of the company who received a qualified stock option grant under the Plan with a strike price of more than $ 4.50 the opportunity to be eligible to receive the benefit of an additional options that allow for a strike price of $
4.50 per share, for which the vesting schedules for such options shall be the same as the vesting schedule of the related option. The Primary purpose of the Broad Based Plan is to retain and provide additional incentives to employees and to promote business success for the Company. The exercise price shall be not less than 85% of the fair market value of the Company's common stock on the date of grant unless otherwise determined by the administrator and in the case of other awards, such price to be determined by the Board of Directors. The maximum aggregate number of shares issuable under the Broad Based Plan is 500,000 shares. Under the Broad Based Plan, the grants were made on March 16, 2001 for options to purchase 381,000 shares of the Company's common stock of exercise price of $4.50. At September 30, 2001, 273,000 options outstanding and 227,000 shares were available for award.

The following table summarizes transactions pursuant to the Company's Plans:

                                    Weighted Average
                                    Option Price Per
Outstanding                               Share
          --------------------------------------------  -------------
          December 31, 1997        $              3.16     1,133,400
          -----------------------------------------------------------
          Granted                                 2.05       258,000
          Canceled                                2.69      (186,900)
          -----------------------------------------------------------
          SEPTEMBER 30, 1998       $              3.00     1,204,500
          Granted                                 1.33     1,402,700
          Canceled                                2.91    (1,151,400)
          -----------------------------------------------------------
          SEPTEMBER 30, 1999       $              1.51     1,455,800
          Granted                                 9.14     2,265,000
          Exercised                               1.40      (390,500)
          Canceled                                1.89      (201,900)
          -----------------------------------------------------------
          SEPTEMBER 30, 2000       $              7.03     3,128,300
          Granted                                 6.91     2,323,700
          Exercised                               1.47       218,900
          Canceled                                9.74     2,044,100
          SEPTEMBER 30, 2001                      5.58     3,189,000
          -----------------------------------------------------------
          OPTIONS EXERCISABLE AT:
          September 30, 2001       $              6.18       856,240
          September 30, 2000       $              1.86       256,600
          September 30, 1999       $              2.02       149,000
          -----------------------------------------------------------

At September 30, 2001, 2000, and 1999, 226,750, 871,700, and 2,544,200 shares of common stock, respectively, were available for grant under the Plans.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2001:

                                                            OPTIONS CURRENTLY
               OPTIONS OUTSTANDING                              EXERCISABLE
                                   WEIGHTED
                                   AVERAGE
                                  REMAINING    WEIGHTED                 WEIGHTED
                   NUMBER OF     CONTRACTUAL    AVERAGE                 AVERAGE
   EXERCISE         SHARES         LIFE IN     EXERCISE     NUMBER      EXERCISE
    PRICE         OUTSTANDING       YEARS        PRICE    EXERCISABLE    PRICE
---------------  -------------  -------------  ---------  -----------  ----------

0.00 - $2.20         573,600         6.4         $1.30      195,000        $1.57
2.20  - $4.40        354,000         7.0         $3.16       41,300        $3.63
4.40  - $6.60      1,281,600         6.7         $4.64      213,500        $4.58
6.60  - $8.80        722,300         7.0         $8.74      354,100        $8.74
8.80  - $11.00        63,000         9.1         $9.59        8,100        $9.72
11.00 - $13.20          -             -            -            -             -
13.20 - $15.40        75,000         1.5         $14.75      22,500       $14.70
15.40 - $17.60       117,000         8.9         $16.35      21,800       $16.12
17.60 - $19.80          -             -            -            -             -
19.80 - $22.00         2,500         9.1         $22.00         -             -

                 -----------                              ---------
                   3,189,000                                856,300
                 ===========                              =========

At September 30, 2000 and 1999 options to purchase 256,000 and 149,000 shares, respectively, of the Company's common stock were exercisable.

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards, the Company's net loss attributable to common stockholders would have been increased to the pro forma amounts indicated below:

                                                                               Years Ended
                                                                              September 30,
                                                               ----------------------------------------
                                                                    2001          2000          1999
                                                               -------------  -------------  ----------
   Net loss attributable to common
    stockholders:

     As reported . . . . . . . . . . . . . . . . . . . . . .   $(37,555,000)  $(12,844,000)  (717,000)
     Pro forma . . . . . . . . . . . . . . . . . . . . . . .   $(39,138,000)  $(15,703,000)  (855,000)
   Net loss per share attributable to common
    stockholders--basic and diluted:
     As reported . . . . . . . . . . . . . . . . . . . . . .   $      (2.56)         (1.25)     (0.23)
     Pro forma . . . . . . . . . . . . . . . . . . . . . . .   $      (2.66)         (1.52)     (2.26)


The weighted average fair value of options granted in fiscal year 2001, 2000 and 1999 was $4.07 $8.56 and $1.09 per share under option, respectively.

The Company estimated the fair value of each stock option at the date of grant using the assumptions that follow:


                                               Fiscal Year

                                      2001         2000          1999
                                 ------------  ------------  ------------

Dividend yield                              -             -             -
Volatility                               144%          135%           80%
Risk-free interest rate                  5.0%          5.5%         6.60%
Estimated lives                  3 to 8 years  3 to 8 years  3 to 8 years


These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

WARRANTS

In December 1999, the Company issued warrants to purchase 375,000 shares of its Common Stock to its outside advisors, all for services rendered, with an exercise price of $3.43 per share. During fiscal years 2000 and 2001, all options were exercised and as a result, no options to purchase the Company's common stock remained outstanding as of September 30, 2001. The Company valued these warrants using the Black-Scholes option pricing model and the following assumptions: contractual term of one to two years, a risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 142%. The estimated value of $138,000 was expensed during fiscal year 2000.

In December, 1999 the Company issued warrants to the President and Chief Executive Officer to purchase 100,000 shares of its Common Stock and warrants to the Company's Board members to purchase 50,000 shares of Common Stock at $3.43 per share, all of which were fully exercisable. The term of the warrants was one year and in fiscal 2001 they were extended one more year. Under the terms of the warrant agreements, upon exercise of the warrant, the warrant holders can pay the exercise price by having the Company issue the number of shares under the warrant less the number of shares having a fair value on the date exercised equal to the exercise price. As a result, the Company has used variable accounting to account for these awards and has recorded $2,036,000 of stock-based compensation related to the warrants during fiscal year 2000 which was reversed in fiscal year 2001 because of the decline in the fair market value of the Company's common stock. At September 30, 2001, all these warrants to purchase the Company's Common Stock have expired.

On January 21, 2000 the Company issued warrant to purchase 250,000 of Company's common stock at $1.53 to former owners of Trimark, Inc. (see Note 3). The warrants are fully exercisable and expire in 3 years. In December 2000, 150,000 of these warrants were exercised.

In July 2000, the Company issued warrants to purchase 300,000 shares of its Common Stock with an exercise price of $6.00 per share to an external financial advisor and shareholder for past services. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of one year, a risk free interest rate of 5.49%, a dividend yield of 0% and volatility of 133%. The estimated value of $1,912,000 was expensed during fiscal year 2000.

In connection with a software purchase agreement, the Company on May 1, 2000 issued to the supplier a warrant to purchase 45,600 shares of its Common Stock at an exercise price of $15.50 per share. The Black-Scholes option pricing model was used to value the warrants with the following assumptions: contractual term of five years, a risk free interest rate of 5.8%, a dividend yield of 0% and volatility of 135%. The estimated value of approximately $684,000 was accounted for as purchased capitalized software.

In October 2000 the Company issued a warrant to purchase 75,000 shares of common stock at $13.50 to its investment bankers for its Series B Preferred Stock
(see Note 8) The warrants were valued using Black-Sholes option pricing model with the following assumptions: expected volatility of 135%, weighted average risk free interest rate of 5.80%, term of 1 year, and no expected dividend. The estimated value of the warrants of $1,107,000 was accounted as stock issuance costs in fiscal 2001.

In November 2000, the Company issued a fully exercisable warrant to purchase 30,000 shares to a professional services firm in consideration for certain services rendered to us at an exercise price of $8.34 per share. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of five years, a risk free interest rate of 5.08%, a dividend yield of 0% and volatility of 135%. The estimated fair value of the warrants of $413,000 was expensed during the fiscal year 2001.

In April 2001, the Company issued a warrant to purchase 200,000 shares of its common stock with an exercise price of $2.00 to a customer in connection with a Master Service Agreement. The warrant is immediately exercisable and expires in 5 years. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The estimated value of $449,000 was accounted for as a deferred cost of sales and recorded as an "Other asset." The deferred cost of sales will be amortized over the Master Service Agreement term and after the InUnison product is launched.

On August 21, 2001 the company issued warrants to purchase 10,000 shares of its common stock to a consultant with an exercise price of $1.95 per share. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.51%, a dividend yield of 0% and a volatility of 144%. The estimated value of $18,000 was expensed during fiscal year 2001.

At September 30, 2001, the following warrants to purchase the Company's common stock were outstanding, all of which were exercisable:

                                SHARES
                                UNDER
EXPIRATION DATE                WARRANTS             EXERCISE PRICE
---------------              -----------            --------------
December, 2001                   150,000            $         3.43
October, 2002                     75,000                     13.50
January, 2003                    100,000                      1.53
May, 2003                        120,000                     13.50
May, 2005                         45,600                     15.50
November, 2005                    30,000                      8.34
April, 2006                      200,000                      2.00
May, 2006                        120,000                      1.57
June, 2006                     1,065,152                      2.64
August, 2006                      10,000                      1.95
March, 2008                    1,962,963                      2.70
December, 2002                   300,000                      6.00
May, 2006                         50,000                      1.80
                             -----------
Total                          4,228,715
                             ===========

STOCK-BASED COMPENSATION

In connection with stock option grants to employees to purchase 527,000 shares of the Company's Common Stock during fiscal year 2000, the Company recognized $2,073,000 of unearned stock-based compensation for the excess of the fair market value of the shares of common stock subject to such options over the exercise price of the options at the date of grant. Such amounts are included in stockholders' equity and are being amortized over the vesting period of generally four years. The Company recorded stock-based compensation expense of $91,000, $61,000, and $0 for fiscal year 2001, 2000, and 1999 respectively.

11.  EMPLOYEE COMPENSATION AND BENEFITS

The Company's APPIANT NA subsidiary maintains a Sec. 401(k) profit sharing plan in which all qualifying employees with a minimum of 1,000 hours of service at year end are eligible to participate. Matching contributions are made at the discretion of the Company's Board of Directors. The Company pays all fees to administer the plan. The Company did not make any matching contributions the fiscal years 2001, 2000 and 1999, respectively.

12.  INCOME TAXES


Income taxes are summarized below:
                                                                FISCAL YEARS,

                                                      2001           2000         1999
                                               ---------------  -------------  ----------
     Current:
          U.S. federal                         $                $              $
          Foreign                                     279,000        250,000      32,000
          State                                             -         17,000       2,000
                                               ---------------  -------------  ----------
                Total Current                         279,000        268,000      34,000
                                               ---------------  -------------  ----------

     Deferred:                                              -              -           -
          U.S. federal                                      -              -           -
          Foreign                                           -              -           -
          State                                             -              -           -
                                               ---------------  -------------  ----------
                Total deferred                              0              0           0
                                               ---------------  -------------  ----------
     Total provision for income taxes          $      279,000   $    268,000   $  34,000
                                               ---------------  -------------  ----------


The Company's net loss is taxable as follows:
                                                                FISCAL YEARS,
                                                     2001           2000          1999
                                               ---------------  -------------  ----------
     Continuing operations:
          United States                        $  (30,723,000)  $(13,645,000)  $(863,000)
          Foreign                                   1,073,000      1,069,000     180,000
                                               ---------------  -------------  ----------
                Total Current                  $  (29,650,000)  $(12,576,000)  $(683,000)
                                               ===============  =============  ==========


Tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows:

                                               2001          2000
                                           ------------  ------------
Net operating loss carryforward            $10,784,000   $ 4,073,000
Reserve and accrued liabilities              1,700,000     1,598,000
Tax Credits                                    105,000       105,000
Accumulated depreciation and amortization      327,000             -
                                           ------------  ------------
                                            12,916,000      5,776000

Capitalized Software                        (3,853,000)   (2,798,000)
Accumulated Depreciation and amortization            -      (108,000)
                                           ------------  ------------
                                            (3,853,000)   (2,906,000)

Net total deferred assets/liabilities         9,063,000     2,870,000

Valuation allowance                         (9,063,000)   (2,870,000)
                                           ------------  ------------
                                           $         -   $         -
                                           ============  ============


Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a 100% valuation allowance against its deferred tax assets. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

As of September 30, 2001 the Company's net operating losses for federal income tax purposes were approximately $41.6 million, and will expire between the years 2008 and 2020. For state income tax purposes, as of September 30, 2001, the Company had net operating loss carry forwards of approximately $16.8 million, which begins to expire in 2003. The use of federal net operating loss carry forwards is subject to an annual limit of approximately $250,000 as the Company has incurred an 'ownership change'.

The principal items accounting for the difference between income tax benefit at the U.S. statutory rate and total income taxes reflected in the statement of operations are as follows.

                                                                2001           2000         1999
                                                          --------------  -------------  -----------
     Federal tax                                           ($10,446,000)   ($4,276,000)   ($258,000)
     State tax                                                        -         12,000      (45,000)
     Foreign taxes                                              279,000        250,000       32,000
     Goodwill amortization                                      624,000         98,000      300,000
     Stock-based compensation Charges                            31,000      1,379,000            0
     Changes in valuation allowance                           7,190,000      3,294,000      (51,000)
     Impairment charges                                       1,247,000              -            -
     Interest charges on warrant                              1,292,000              -            -
     Other                                                       61,000       (490,000)      56,000
                                                          --------------  -------------  -----------
                                                          $     279,000   $    267,000   $   34,000
                                                          ==============  =============  ===========


13.   SEGMENT REPORTING

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

The Company's reportable operating segments include Appiant Technologies Inc. (Appiant NA)and Infotel. This represents a change in the Company's internal organization. Accordingly, segment information for the years ending September 30, 2000 and 1999 have been reclassed to conform to the current year presentation. Appiant NA includes the Company's enterprise operations in the US. Appiant NA enterprise operations include systems integration and distribution of voice processing and multimedia messaging equipment, technical support, ongoing maintenance and product development. The Company acquired Quaartz on May 23, 2001, an application and service provider primarily involved in software development. The results of Quaartz have been included with those of Appiant NA since the date of acquisition. The periods ended September 30, 2000 have been reclassified to conform to the current fiscal year presentation. The following table presents APPIANT NA's net revenue by country and is attributed to countries based on location of the customer:

                                     For the fiscal year ended
                                            September 30,
                              ---------------------------------------
                                  2001          2000         1999
                              ------------  -----------  ------------
              United States     18,710,000   25,529,000    13,660,000
              Asia               3,038,000            -             -
                              ------------  -----------  ------------
                                21,748,000   25,529,000    13,660,000
                              ============  ===========  ============


Infotel is a distributor and integrator of telecommunications and other electronics products operating in Singapore and provides radar system integration, turnkey project management, networking and test instrumentation services. Infotel derives substantially all of its revenue from sales from Singapore to Asia. There are no intersegment revenues.

The revenues from our five largest customers for approximately 9.4%, 9.3%, 7.0%, 5.5% and 5.2% of total revenues during our fiscal year ended September 30, 2001.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

FISCAL YEAR 2001 AND AT SEPTEMBER 30, 2001
(in thousands)                                      APPIANT NA       INFOTEL       OTHER (2)          TOTAL

Net sales to external customers                    8,291,000      13,085,000         372,000       21,748,000

Net income (loss)                                (15,757,000)        712,000      (5,964,000)      21,009,000
Interest income(2)                                   129,000         136,000                          265,000
Interest expense                                  (8,732,000)                        (70,000)      (8,802,000)
Tax expense                                            -             (29,000)                         (29,000)
Total assets                                      23,673,000       9,939,000       6,754,000       40,366,000
Property and equipment, net                        4,690,000         398,000         293,000        5,381,000
Depreciation and Amortization                       (646,000)       (380,000)     (1,493,000)      (2,519,000)


FISCAL YEAR 2000 AND AT SEPTEMBER 30, 2000
(in thousands)                                    APPIANT NA         INFOTEL        OTHER (2)        TOTAL

Net sales to external customers                  $13,979,000     $11,550,000     $         -      $25,529,000

Net income (loss)                                 (5,700,000)        432,000      (7,576,000)     (12,844,000)
Interest income(2)                                    20,000         153,000          44,000          217,000
Interest expense                                    (441,000)              -      (1,866,000)      (2,307,000)
Tax expense                                          (18,000)              -               -         (268,000)
Total assets                                      15,801,000        (332,000)     15,548,000       38,785,000
Property and equipment, net                        2,336,000          78,000         308,000        3,395,000
Depreciation and Amortization                       (732,000)        (12,000)       (166,000)      (1,395,000)


FISCAL YEAR 1999 AND AT SEPTEMBER 30, 1999
(in thousands)                                APPIANT NA            INFOTEL        OTHER (2)         TOTAL

Net sales to external customers                  $13,660,000      $9,680,000      $        -      $23,340,000

Net income (loss)                                  1,312,000         840,000      (2,869,000)         717,000
Interest income(2)                                    14,000          64,000          30,000          108,000
Interest expense                                    (327,000)            -           (86,000)        (413,000)
Tax expense                                            1,000          32,000           1,000           34,000
Total assets                                       6,630,000       6,298,000       3,093,000       16,021,000
Property and equipment, net                          639,000         179,000         337,000        1,155,000
Depreciation and Amortization                        446,000         333,000          69,000          848,000

(1) Other includes corporate expenses. Additionally, management reports include goodwill for Infotel in total assets.

(2)     Intercompany interest is eliminated.

Subsequent Events

In October, November and December of fiscal year 2002, the Company issued promissory notes totaling $1,290,000 bearing interest at 8% and maturing within 60 to 180 days. In conjunction with these promissory notes, the Company issued warrants to purchase 963,977 shares of the Company's Common Stock.

                                   SCHEDULE II


                            Appiant Technologies Inc.


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FISCAL YEARS 1999, 2000 AND 2001


   Column A                    Column B     Column C     Column D    Column E
   --------                  -----------  -----------  ----------  -----------
                                            Additions
                                           Charged to
                                 Balance     Revenues  Write-offs   Balance at
                               Beginning    and Costs         and       End of
  Description                  of Period  and Expense  Deductions       Period
  -----------                -----------  -----------  -----------  -----------

1999
--------------
Allowance for Doubtful
  Accounts                   $   246,000  $  (88,000)  $            $  158,000


Valuation Allowance on
  Deferred Tax Assets        $ 3,626,000  $        -   $   50,000   $3,576,000

Provision for excess and
  Obsolete inventory         $    84,000  $   98,000   $  (63,000)  $  119,000

2000
--------------
Allowance for Doubtful
  Accounts                   $   158,000  $  411,000   $ (167,000)  $  402,000


Valuation Allowance on
  Deferred Tax Assets        $ 3,576,000  $        -   $ 706,000    $2,870,000

Provision for excess and
  Obsolete inventory         $   119,000  $   44,000   $ (62,000)   $  101,000


2001
--------------
Allowance for Doubtful
  Accounts                   $   402,000  $  622,000   $(689,000)   $  335,000


Valuation Allowance on
  Deferred Tax Assets        $ 2,870,000  $6,193,000   $       -    $9,063,000

Provision for excess and
  Obsolete inventory         $   101,000  $  397,000   $(357,000)   $  141,000