Form 10-Q
period 2001-12-31
APPIANT TECHNOLOGIES INC
filed 2002-02-19
CIK 1025985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                   FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 2001

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

As of January 31, 2002, there were 15,983,000 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at December 31,
         2001 and September 30, 2001                                           3

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the three months ended December
         31, 2001 and 2000                                                     4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended December 31, 2001 and 2000                         5

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  12

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk                                                                 32

PART II. OTHER INFORMATION                                                    33

Item 1.  Legal Proceedings                                                    33

Item 2.  Changes in Securities and Use of Proceeds                            34

Item 3.  Defaults on Senior Securities                                        35

Item 4.  Submission of Matters to a Vote of Security Holders                  35

Item 5.  Exhibits and Reports on Form 8-K                                     35

  Signatures                                                                  36

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

                    APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,    September 30,
                                                          2001            2001
                                                     --------------  ---------------
ASSETS                                                (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                         $   1,678,000   $    3,379,000
   Restricted cash                                         112,000          117,000
   Accounts receivable, less allowance for
    doubtful accounts of $328,000  and $335,000          2,276,000        1,123,000
   Inventory                                             1,239,000          890,000
   Equipment at customers under integration                127,000          206,000
   Prepaid expenses and other                              541,000          418,000
                                                     --------------  ---------------

TOTAL CURRENT ASSETS                                     5,973,000        6,133,000

   Property and equipment, net                           4,305,000        5,381,000
   Capitalized software, net                            17,460,000       16,664,000
   Goodwill and other intangible assets, net             8,981,000       10,255,000
   Other assets                                          1,900,000        1,933,000
                                                     --------------  ---------------

TOTAL ASSETS                                         $  38,619,000   $   40,366,000
                                                     ==============  ===============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Lines of credit                                   $     300,000   $      300,000
   Accounts payable                                      9,112,000        8,834,000
   Accrued liabilities                                   2,221,000        3,209,000
   Deferred revenue                                      1,396,000        1,041,000
   Income tax payable                                      302,000          302,000
   Accrued liability related to warrants                   812,000        1,818,000
   Convertible promissory notes payable, net of
    discounts                                            3,830,000        2,700,000
   Notes payable                                         5,547,000        5,726,000
   Capital lease obligations, current portion              294,000        4,085,000
                                                     --------------  ---------------

TOTAL CURRENT LIABILITIES                               23,814,000       28,015,000

   Long term notes payable                                 419,000          379,000
   Capital lease obligations, net of
    Current portion                                        112,000           93,000
   Other                                                    25,000           39,000
                                                     --------------  ---------------
TOTAL LIABILITIES                                       24,370,000       28,526,000

REDEEMABLE CONVERTIBLE PREFERRED STOCK                     253,000          253,000

STOCKHOLDERS' EQUITY
   Common stock                                            157,000          157,000
   Additional paid-in capital                           82,691,000       80,657,000
   Unearned stock-based compensation                      (368,000)        (401,000)
   Accumulated deficit                                 (68,160,000)     (68,364,000)
   Accumulated other comprehensive loss                   (324,000)        (462,000)
                                                     --------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                              13,326,000       11,587,000
                                                     --------------  ---------------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY                      $  38,619,000   $   40,366,000
                                                     ==============  ===============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                    (unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                           2001          2000
                                                       ------------  -------------
NET REVENUES:
Products and integration services                      $   307,000   $  1,273,000
Other services                                           3,076,000      4,842,000
                                                       ------------  -------------

TOTAL NET REVENUES                                       3,383,000      6,115,000
Cost of revenues:
Products and integration services                          195,000      1,490,000
Other services                                           2,073,000      2,871,000
                                                       ------------  -------------

TOTAL COST OF REVENUES                                   2,268,000      4,361,000

GROSS PROFIT                                             1,115,000      1,754,000

OPERATING EXPENSES
Selling, general and administrative                      1,074,000      4,483,000
Research and development                                   617,000        684,000
Amortization of goodwill and other intangibles           1,042,000        201,000
Release of capitalized lease obligation                 (2,839,000)            --
                                                       ------------  -------------

TOTAL OPERATING EXPENSES                                  (106,000)     5,368,000

INCOME (LOSS) FROM OPERATIONS                            1,221,000     (3,614,000)
OTHER INCOME (EXPENSE)
Interest income                                            391,000        108,000
Interest expense                                        (1,556,000)      (464,000)
Other                                                      172,000        104,000
                                                       ------------  -------------

Total other expense                                       (993,000)      (252,000)
Income (loss) from continuing operations before
  income tax                                               228,000     (3,866,000)
Provision for income tax                                    24,000        115,000
                                                       ------------  -------------

NET INCOME (LOSS)                                          204,000     (3,981,000)
Preferred dividends                                             --     (7,626,000)
                                                       ------------  -------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS              $   204,000   $(11,607,000)
                                                       ============  =============

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE   $      0.01   $      (0.92)
                                                       ============  =============

COMPREHENSIVE INCOME (LOSS)
 Net income (loss)                                     $   204,000   $ (3,981,000)
 Other comprehensive income
   Translation gain                                        138,000        100,000
                                                       ------------  -------------

COMPREHENSIVE INCOME (LOSS)                            $   342,000   $ (3,881,000)
                                                       ============  =============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                               Three Months Ended
                                                                  December 31,
                                                               2001          2000
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITES
  Net income (loss)                                        $   204,000   $(3,981,000)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
  Depreciation and amortization                                351,000       435,000
  Accretion of discounts on notes payable                    1,549,000            --
  Amortization of goodwill and other intangible assets       1,019,000       201,000
  Stock-based compensation relating to stock
   options and warrants                                             --    (1,445,000)
  Release of capitalized lease obligation                   (2,839,000)           --
  Changes in operating assets and liabilities:
    Accounts receivable                                     (1,109,000)      (45,000)
    Inventory                                                 (271,000)     (186,000)
    Prepaid expenses and other                                (164,000)     (378,000)
    Other assets                                               123,000        16,000
    Accounts payable and other current liabilities          (1,138,000)      951,000
    Income tax payable                                          (1,000)       78,000
    Deferred revenue                                           355,000       278,000
                                                           ------------  ------------
CASH USED IN OPERATING ACTIVITIES                           (1,921,000)   (4,076,000)
                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted cash                                                5,000        (1,000)
  Proceeds loaned to related party                                  --      (250,000)
  Capitalization of software development costs              (1,210,000)     (272,000)
  Purchase of property and equipment                          (101,000)     (260,000)
                                                           ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                       (1,306,000)     (783,000)
                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment under line of credit                                    --      (343,000)
  Proceeds from issuance of notes, convertible notes
   and warrants                                              1,390,000            --
  Proceeds from issuance of Series B preferred
   Stock, net of issuance costs                                     --     4,959,000
  Proceeds from warrants and options exercised
   for common stock                                                 --       784,000
  Principal payments on capital lease obligations                   --    (1,729,000)
                                                           ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,390,000     3,671,000
  Effect of exchange rate changes on cash                      136,000       100,000
                                                           ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,701,000)   (1,088,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               3,379,000     5,603,000
                                                           ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,678,000   $ 4,515,000
                                                           ============  ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

--------------------------------------------------------------------------------
Supplemental disclosures for cash flow information:
 Cash paid during the period for:
  Interest                                                  $  7,000  $  441,000
  Income taxes                                              $ 24,000  $   37,000
 NONCASH TRANSACTIONS:
  Beneficial conversion feature on convertible promissory
   Notes payable                                            $727,000  $       --
  Reclassification of warrant liability to equity           $670,000  $       --
  Release of capitalized lease obligation and write-off
   of related assets                                        $682,000  $       --
  Property and equipment acquired under capital leases      $     --  $3,483,000
  Deemed dividend on beneficial conversion feature of
   Series B Preferred Stock                                 $         $7,626,000
  Issuance of warrants to underwriters in conjunction
   with sale of Series B Preferred Stock                    $     --  $1,107,000
  Modification of warrant exercise price in
   conjunction with sale of Series B Preferred Stock        $     --  $1,847,000
  Liability for future issuance of common stock to
   underwriters in conjunction with sale of Series B
   Preferred Stock                                          $     --  $  573,000
  Payable for purchases of property and equipment financed
   under capital leases during quarter                      $     --  $1,503,000
  Software assets acquired under capital leases             $     --  $  563,000
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The balance sheet as of September 30, 2001 is derived from the Company's audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2001 but does not include all disclosures required by generally accepted accounting principles in the United States. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending September 30, 2002.

The consolidated financial statements include our results as well as the results of our significant operating subsidiaries: Appiant Technologies North America, Inc. ("Appiant NA") and Infotel Technologies (Pte) Ltd ("Infotel").

Appiant NA revenues were 28% and 39% of consolidated net revenues for the three months ended December 31, 2001 and 2000. Infotel revenues were 72% and 61% of consolidated net revenues for the three months ended December 31, 2001 and 2000. No revenues have been recorded through December 31, 2001 from the Company's hosted internet inUnison-TM- unified communication and unified information portal services.

LIQUIDITY

The consolidated financial statements of the Company and its subsidiaries contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company recorded a net profit of $204,000 on net revenues of $3.4 million for three months ended December 31, 2001 and sustained significant losses for the fiscal years ended 2000 and 1999. At December 31, 2001, the Company had an accumulative deficit of $68.2 million. As a result, the Company will need to generate significantly higher revenue to reach profitability as the organization of the new inUnison(TM) portal business is built. In addition, the amortization of capitalized software and other assets that the Company has purchased or developed for the new inUnison-TM- portal commenced on December 17, 2001. The Company is developing other technologies and amortization of the costs associated with these technologies will commence upon the completion of development.

Management's plans to reverse the recent trend of losses are to increase revenues and gross margins while controlling costs, primarily based on expected revenues for the Company's inUnison-TM- portal services applications. Continued existence of the Company is dependent on the Company's ability to obtain adequate funding and eventually establish profitable operations. The Company intends to obtain additional equity and/or debt financing in order to further finance the market introduction of its inUnison-TM- portal services and to meet working capital requirements. There remains significant uncertainly, however, about the Company's ability to continue as going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   NET  INCOME  (LOSS)  PER  SHARE

Net income (loss) per share for both basic net income (loss) per share, which is the weighted-average number of common shares outstanding, and diluted net income
(loss) per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, is calculated using the treasury stock method. For the three months ended December 31, 2001 and 2000, dilutive potential common shares outstanding reflects convertible promissory notes payable, convertible preferred stock, and shares and warrants to purchase the Company's common stock. The following table summarizes the Company's net income (loss) per share computations for the three months ended December 31, 2001 and 2000 (in thousands, except per share amounts):

                                             Three Months Ended
                                                December 31,
                                          --------------------------
                                             2001          2000
                                          -----------  -------------

Net income (loss)                         $   204,000  $ (3,981,000)
Preferred stock dividends                          --    (7,626,000)
                                          -----------  -------------
Basic net income (loss) applicable
 to common stock                          $   204,000  $(11,607,000)
                                          ===========  =============
Weighted average shares used in net
 Income (loss) per share - basic and
 diluted                                   15,983,000    12,575,500
                                          -----------  -------------

Incremental common shares attributed to
 shares issuable under employee common
 stock plans and warrants exercisable         363,000            --
Incremental common shares attributable
 to shares issuable for convertible
 preferred shares                              69,000            --
                                          -----------  -------------
Weighted average shares used in diluted
 net income (loss) per share               16,415,000    12,575,000
                                          ===========  =============

Net income (loss) per share - basic       $      0.01  $      (0.92)
                                          ===========  =============

Net income (loss) per share - diluted     $      0.01  $      (0.92)
                                          ===========  =============

3.   INVENTORY

Inventory consists of systems and system components and is valued at the lower of cost (first-in, first-out method) or market.

4.   RECENT  ACCOUNTING  PRONOUNCMENTS

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

In October 2001, the FASB issued SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be applied in fiscal years beginning after December 15, 2001. SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The Company believes that the adoption of SFAS 144 will not have a significant impact on its financial position or results of operations.

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor s products and, therefore, should be deducted from revenue when recognized in the vendor s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company is currently assessing the impact of the adoption of these issues on its financial statements.

5.   COMMITMENTS  AND  CONTINGENCIES

CAPITAL LEASES

In December 2001, the Company reached an agreement with a vendor under which the vendor agreed to release the Company from capital lease obligations of $3.5 million. The agreement also provided for the return of equipment capitalized under the capital lease obligations of $0.7 million. In June 2001, the Company charged to operating expenses $3.7 million of consulting services related to its first data center in Atlanta, Georgia, when its data center was relocated to Sunnyvale, California, as such costs had no future value following the relocation. According, the Company has recorded a gain of $2.8 million within operating expenses equal to the difference between the capital lease obligation and the book value of the capitalized equipment returned to the vendor.

At December 31, 2001, the Company leased other computer equipment and software under capital leases. These leases extend for varying periods through 2004.

Equipment and software under capital leases included in property and equipment are as follows:

                                  December 31,         September 30,
                                      2001                  2001
                                  ------------          ------------
Equipment and software            $    958,000          $  2,112,000
Less:  accumulated amortization       (414,000)             (614,000)
                                  ------------          ------------
                                  $    544,000          $  1,498,000
                                  ============          ============

Future capital lease payments are as follows:

FISCAL YEAR
                                                  December 31,
                                                      2001
                                                  ------------
              2002                                $    324,000
              2003                                      96,000
              2004                                      27,000
                                                  ------------
                                                       447,000
                                                  ------------
              Less amount representing interest        (41,000)
                                                  ------------
              Present value of minimum future
               payments                                406,000
              Less current portion                     294,000
                                                  ------------
                                                  $    112,000
                                                  ============

CONTINGENCIES

In January 2002, a default judgment was issued against the Company in favor of an equipment vendor in the amount of $123,000. The Company was successful in
having that default judgment set aside on February 6, 2002.   The Company is in
discussions to establish a mutually agreed upon payment plan and expects to settle this issue.

In October 2001, a software vendor filed suit against the Company for breach of contract totaling approximately $703,000 plus interest and attorney's fees. On December 28, 2001, Appiant filed an answer denying this general demand, and is preparing a counter-suit for return of over $600,000 paid to this vendor. The Company will continue to otherwise vigorously pursue this matter.

In December 2001, a major customer tendered its internal defense costs and expenses arising from its defense of a lawsuit involving claims of infringement of certain patents. It is seeking reimbursement from Company of approximately $53,000. As the Company is only a distributor of these systems, any liability suffered by us is reimbursable by the supplier of these systems. The Company will continue to vigorously defend this matter.

In January 2002, a note holder filed suit demanding payment on a Note in the amount of $1.2 million. The Company is currently in negotiations toward an agreement to extend the date of this note.

In January 2002, a services and equipment provider filed suit in Texas for breach of contract totaling $117,000. The Company is currently in negotiations to resolve this claim.

In February 2002, the Company resolved an arbitration matter and litigation action involving a dispute over employment contract terms for two former Company management employees. The settlement provides for payment of $88,000 to one claimant over six months, and payment of $147,000 to the second claimant over a total of twelve months. The Company and claimants are currently in negotiations regarding Company common stock that may be due to the claimants under an unrelated agreement, and the Company expects to resolve this issue. The company has accrued $235,000 for this matter.

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

6.   CONVERTIBLE  PROMISSORY  NOTES  PAYABLE  AND  WARRANTS

Between October 31, 2001 and December 20, 2001, the Company entered into several Convertible Promissory Notes Payable (the "Convertible Notes") with certain investors in the aggregate principal amount of $1,390,000, of which $400,000 was with members of the board of directors or shareholders. The Notes accrue interest at 8% per annum, which is payable in common stock at the time of conversion and are collateralized by the Company's legacy business accounts receivables, and the assets of the Infotel subsidiary, and mature on various dates from December 27, 2001 to November 16, 2003. The conversion price is equal to the lower of 90% of the closing price of the Company's common stock on the trading day immediately preceding the maturity date, or 90% of any subsequent interim financing that occurs between the issuance date of the notes and the maturity date. Upon conversion, the Convertible Notes have no specific registration rights.

In connection with these Convertible Notes, the Company issued warrants to purchase 945,000 shares of the Company's common stock at an exercise price of ranging from $1.20 per share to $1.77 per share. The estimated value of the warrants of $1,269,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.92%, a dividend yield of 0% and volatility of 148%. The allocation of the Convertible Notes proceeds to the fair value of the warrants of $663,000 was recorded as a discount on the Convertible Notes and as additional paid in capital. Upon exercise of the warrants, the holder has no specific registration rights.

The discount on the Convertible Notes related to the warrants is accreted over the note maturity period and, as a result, $310,000 was recorded as non-cash interest expense for the three months ended December 31, 2001.

In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $726,000 additional paid-in capital, and a discount on the notes payable which is accreted over the note maturity period to interest expense. As a result, $361,000 was recorded as interest expense for the three months ended December 31, 2001.

Under the June 8, 2001 Convertible Notes Payable purchase agreement, the common stock issuable pursuant to the conversion of the notes and exercise of the related warrants were to be registered within 30 days after the next round of financing. Due to the registration requirement, the warrants were classified as liabilities and remeasured at each reporting date. On December 1, 2001, certain of the warrant agreements were amended to remove the requirement to register the common stock under these warrants. Accordingly, the liability related to these warrants on December 1, 2001 of $670,000 was reclassified to stockholders' equity, additional paid-in capital.

7.   SEGMENT  REPORTING

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

The Company's reportable operating segments include Appiant Technologies Inc. (Appiant NA) and Infotel. This represents a change in the Company's internal organization. Accordingly, segment information for the quarter ending December 31, 2000 have been reclassed to conform to the current year presentation. Appiant NA includes the Company's enterprise operations in the US. Appiant NA enterprise operations include systems integration and distribution of voice processing and multimedia messaging equipment, technical support, ongoing maintenance and product development.

Infotel is a distributor and integrator of telecommunications and other electronics products operating in Singapore and provides radar system integration, turnkey project management, networking and test instrumentation services. Infotel derives substantially all of its revenue from sales in Singapore. There are no intersegment revenues.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for our fiscal year ended September 30, 2001.

                                       APPIANT NA     INFOTEL      OTHER(1)       TOTAL
                                      ------------  -----------  ------------  -----------
THREE MONTHS ENDED December 31, 2001
  Net sales to external customers     $   955,000   $ 2,428,000  $        --   $ 3,383,000
  Income (loss) from operations         1,208,000        67,000      (54,000)    1,221,000
  Total assets                         24,784,000     4,198,000    7,637,000    38,619,000

THREE MONTHS ENDED December 31, 2000
  Net sales to external customers     $ 2,366,000   $ 3,749,000  $        --   $ 6,115,000
  Income (loss) from operations        (4,761,000)      224,000      923,000    (3,614,000)
  Total assets                         14,187,000    10,206,000   15,973,000    40,366,000

(1) Other includes corporate expenses. Additionally, management reports include goodwill for Infotel in total assets.

8.   SUBSEQUENT  EVENTS

On January 24, 2002, the Company issued a convertible promissory note payable in the principal amount of $500,000 to an investor and significant shareholder in the Company. The notes accrue interest at 10% per annum, are convertible into common stock and mature on October 15, 2002. The conversion price is equal to of 90% of the closing price of common stock on the trading day immediately preceding maturity date. Upon conversion, the Company is required to attempt its 'best efforts' to have the common stock issuable upon conversion of the note registered. In connection with these convertible notes, the Company has issued warrants to purchase 277,778 shares of the Company's common stock at an exercise price of $1.80. Upon exercise, the Company is required to attempt its 'best efforts' to have the common stock issuable under the warrants registered.

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

Certain of these factors are discussed in more detail elsewhere in this Report and the Annual Report on Form 10-K for the fiscal year ended September 30, 2001, including under the caption "Risk Factors; Factors That May Affect Operating Results".

We do not undertake any obligation to publicly update or revise any forward-looking statements contained in this Report or incorporated by reference, whether as a result of new information, future events or otherwise. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this Report might not transpire.

OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements included herein. In addition, you are urged to read this report in conjunction with the risk factors described herein. The discussion of financial condition includes changes taking place or believed to be taking place in connection with: our execution of our new, unified communications and unified information hosted business model; the software, voice processing, data processing and communications industry in general and how we expect these changes to influence future results of operations; and liquidity and capital resources, including discussions of capital financing activities and uncertainties that could affect future results.

We are a software applications and services company that has changed its business model to specialize in unified communications and unified information (UC/UI) solutions. Our new business model is to provide our hosted, IP-based unified communications and unified information portal and applications branded under the name "inUnison-TM-" in a recurring revenue model.

Our consolidated financial statements include our results as well as the results of our significant operating subsidiaries: Appiant Technologies North America, Inc. ("Appiant NA") and Infotel Technologies (Pte) Ltd ("Infotel").

While we have been and are in the process of launching our new, hosted unified communications and unified information applications business model, our results for the three months ended December 31, 2001 reflect generally the results of our legacy business in North America, as well as that of Infotel. Our revenues for the three months ended December 31, 2001 were derived solely from our legacy businesses. During the first quarter of fiscal 2002, we received revenue from beta testing and activation fees of our inUnison-TM- services which were deferred in accordance with our revenue recognition policy, as described below.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

 - revenue recognition;
 - estimating the allowance for doubtful accounts and inventory, and accruals for litigation;
 - accounting for income taxes;
 - valuation of long-lived and intangible assets and goodwill; and
 - determining functional currencies for the purposes of consolidating our international operations.

REVENUE RECOGNITION. For our legacy operations, the Company derives its revenue primarily from Appiant NA and Infotel subsidiaries. Generally, revenue derived from Appiant NA relates to the distribution and integration of voice processing and multimedia messaging equipment manufactured by others and maintenance services. The revenue derived from Infotel primarily relates to the distribution and integration of telecommunications and other electronic products, and providing services primarily for radar system integration, turnkey project management and test instrumentation and networking. Equipment sales and related integration services revenue is recognized upon acceptance and delivery if a signed contract exists, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Acceptance occurs for the legacy Appiant NA products and services when the Company receives an acceptance form signed by its customer acknowledging the product has been installed and services completed to the customer's satisfaction. Provisions for estimated warranty costs are made when the related revenue is recognized. Revenue from maintenance services related to ongoing customer support is recognized ratably over the period of the maintenance contact. Maintenance service fees are generally received in advance and are non-refundable. Service revenue is recognized as the related services are performed. Revenues from projects undertaken for customers under fixed price contracts are recognized under the percentage-of-completion method of accounting for which the estimated revenue is based on the ratio of cost incurred to costs incurred plus estimated costs to complete. The Company uses its judgment to estimate total cost of a project based on facts and circumstances at the time. These facts and circumstances can change over time. When the Company's current estimates of total contract revenue and cost indicate a loss, the Company records a provision for estimated loss on the contract.

Appiant will recognize revenue from its inUnison-TM- services upon delivery of the services if a signed contract exists, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Generally, any fees received in advance or up-front, such as activation fees, if any, billed during the beta testing phases of the inUnison-TM- services for a specific customer, will be recognized over the estimated life of the customer or the term of the contract.

ALLOWANCE FOR DOUBTFUL ACCOUNTS, INVENTORY AND ACCRUALS FOR LITIGATION. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2.3 million, net of allowance for doubtful accounts of $0.3 million as of December 31, 2001. Appiant provides an allowance for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory provisions may be required and such provisions could be material to our financial position and results of operations.

Management's current estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance against our United States deferred tax assets of $9.0 million as of December 31, 2001, due to uncertainties related to our ability to utilize such deferred tax assets, primarily consisting of certain net operating loss carried forwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS, INCLUDING CAPITALIZED SOFTWARE, AND GOODWILL. We assess the impairment of identifiable intangibles, long-lived assets, capitalized software and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

 - significant underperformance relative to expected historical or projected future operating results;
 - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
 - significant negative industry or economic trends;
 - significant decline in our stock price for a sustained period; and
 - our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets, capitalized software and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, capitalized software, long-lived assets, and goodwill amounted to $26.4 million as of December 31, 2001.

Appiant is in the process of developing certain technologies. As of December 17, 2001, Appiant determined that one of these technologies, inUnison, was ready for its intended use. Appiant assessed the period of benefit from this technology at 4 years. Amortization commenced upon December 17, 2001.

DETERMINING FUNCTIONAL CURRENCIES FOR THE PURPOSE OF CONSOLIDATION. We have a foreign subsidiary which accounted for approximately 72% of our net revenues for the three months ended December 31, 2001, and 11% of our assets and 17% of our total liabilities as of December 31, 2001.

In preparing our consolidated financial statements, we are required to translate the financial statements of this foreign subsidiary from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting literature are either included as a separate part of our net equity under the caption "cumulative translation adjustment."

Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon our management's determination of the functional currency of this subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiarys' operations must also be considered.

If our subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of the subsidiary's financial statements is included in cumulative translation adjustments. However, if our subsidiary's functional currency is deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of the subsidiary, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of the subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we considered our subsidiary's local currency to be the functional currency. Accordingly we had cumulative translation losses of approximately $324,000 and $462,000 which were included as part of accumulated other comprehensive loss within our balance sheet at December 31, 2001 and September 30, 2001, respectively. During the three months ending December 31, 2001 and 2000, translation adjustments of $135,000 and $100,000, respectively, were included under accumulated other comprehensive loss. Had we determined that the functional currency of the subsidiary was the United States dollar, these gains would have improved our result for each of the periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the Singapore dollar. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if we determine that a change in the functional currency of our subsidiary has occurred at any point in time we would be required to include any translation gains or losses from the date of change in our statement of operations.

RECENT ACCOUNING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue No. 00-14, dictating that a company should apply this consensus no later than the company's annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 address whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of these EITFs, financial statements for periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to Customer or a Reseller of the Vendor's Products", which is a codification of Issues No. 00-14, No. 00-25 and No. 00-22 "Accounting for 'Points' and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." We are currently assessing the impact of the adoption of these issues on our financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combination initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on the financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the

Standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, in our fiscal year 2003 we will cease to amortize goodwill, recorded at approximately $8.4 million at December 31, 2001. We recorded approximately $1.0 million of amortization during the three months ended December 31, 2001. In addition, we will be required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

 - Step 1 - We will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit fair value, we will move onto Step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

 - Step 2 - We will perform allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. We will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

We are currently assessing the impact of SFAS No. 142 on our financial position and results of operation.

In October 2001, the FASB issued SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be applied in fiscal years beginning after December 15, 2001. SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The Company believes that the adoption of SFAS 144 will not have a significant impact on its financial position or results of operations.

RESULTS OF OPERATIONS

The following table shows results of operations, as a percentage of net revenues, for the three months ended December 31, 2001 and 2000:

                                                       Three Months Ended
                                                         December 31,
                                                         2001      2000
                                                       --------  --------

                Net revenues                            100.0%   100.0%
                Cost of revenues                         67.0%    71.3%
                Gross profit                             33.0%    28.7%
                Selling, general and administrative      31.7%    73.3%
                Research and development                 18.2%    11.2%
                Amortization of goodwill and
                 other intangibles                       30.8%     3.3%
                Release of capitalized lease
                 obligations                            (83.9%)      --
                Income (loss) from operations            36.1%   (59.1%)
                Other income (expense)                  (29.4%)   (4.1%)
                Income (loss) from operations before
                 income taxes                             6.7%   (63.2%)
                Provision for income tax                  0.7%     1.9%
                Net income (loss)                         6.0%   (65.1%)

Net Revenues

For the three months ended December 31, 2001, our net revenues were $3.4 million as compared to $6.1 million for the same period ending December 31, 2000, representing a decrease of $2.7 million or 44.3%. Our net revenues for the three months ended December 31, 2001 were affected by the transition to our new business model of providing unified communications and unified information applications in our inUnison-TM- portal in a hosted service, recurring revenue model. The decline represents a decline in our legacy revenues in North America occurring mainly because customers have delayed additional purchases of legacy system in anticipation of the new inUnison-TM- product and a decision of management to de-emphasize several legacy products, such as call centers and proprietary voice messaging products.

Appiant NA's net revenues were $1.0 million for the three months ended December 31, 2001 as compared to $2.4 million for the period ending December 31, 2000. The quarter-to-quarter decrease in Appiant NA net revenues came from reduced enterprise information center product sales, as well as lower legacy system sales within our existing customer base.

Net revenues for our Infotel subsidiary decreased to $2.4 million for the three months ended December 31, 2001 as compared to $3.7 million for the three months ended December 31, 2000. This decrease occurred primarily as a result of a decrease in the sale of radio communications equipment which was unusually high in 2000.

Our legacy business backlog decreased to $1.1 million at December 31, 2001 as compared to $10.1 million as of December 31, 2000. Our inUnison-TM- backlog increased to $2.5 million at December 31, 2001 while we had not yet offered inUnison-TM- services as of December 31, 2000, and Infotel's backlog decreased to $4.6 million at December 31, 2001 from $6.1 million at December 31, 2000.

Gross Margin

Our gross margin for the three months ended December 31, 2001 was $1.1 million or 33.0% of net revenues, as compared to $1.8 million or 28.7% for the three months ended December 31, 2000. Appiant NA's gross margin on a stand-alone basis for the three months ended December 31, 2001 was $0.2 million or 19.9%, as compared to $0.8 million or 33.6% for the three months ended December 31, 2000. Infotel's gross margin percentage on a stand-alone basis was 29.8% for the three months ended December 31, 2000 compared to 25.7% for the three months ended December 31, 2000. This decrease in gross margin in Appiant NA was due to the reduction in legacy revenues as we execute our new business model coupled with the fixed nature of operating costs. The increase in Infotel's gross margin was due to an emphasis on more profitable product lines.

Research and Development

Our industry is characterized by rapid technological change and product innovation. We have changed our business model that requires significant focus on developing new applications to be offered in our hosted inUnison-TM- portal, as well as integrating third party applications. We are also conducting research and development into our own advanced speech recognition to be offered in our portal. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. Our capitalized research and development expenditures increased to $0.9 million in three months ended December 31, 2001 from $272,000 in the three months ended December 31, 2000, reflecting our increased investment in research and development. We have adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," ("SOP 98-1") and capitalize our research and development costs related to software development. We began amortizing $10.4 million of these costs on December 17, 2001 as the capitalized software was substantially complete and ready for its intended use.
Amortization for the quarter ended December 31, 2001 was $106,000. Unamortized, capitalized costs of $7.3 million relate to those projects that are not as yet ready for their intended use.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses ("SG&A"), including non-cash charges related to options and warrants, as a percentage of net sales decreased to 31.7% of net revenues for the three months ended December 31, 2001, as compared to 73.3% for three months ended December 31, 2000. This decrease is due to the reduction of United States sales and marketing personnel and related expenses, coupled with the reduction in revenues in Appiant NA as we execute our new business model. SG&A for Appiant NA on a stand-alone basis decreased to $0.7 million or 68.4% for the three months ended December 31, 2001 from $5.0 million or 212.0% in the three months ended December 31, 2000. The decrease as a percentage of net revenues was due primarily to a decrease in sales and marketing and general and administrative personnel and related expenses coupled with a decline in legacy system and maintenance revenue. On a stand-alone basis, Infotel's SG&A as a percentage of revenues increased to 23.1% for the three months ended December 31, 2001 as compared to 17.3% for the three months ended December 31, 2000. During year three months ended December 31, 2001, we recorded unearned stock-based compensation of $33,000 in connection with stock option grants. We are amortizing this amount over the vesting periods of the applicable options.

Amortization of goodwill and other intangibles

Our amortization of goodwill and other intangibles for the three months ended December 31, 2001 increased to $1.0 million or 30.8% of net revenue from $201,000 or 3.2% of net revenue for the three months ended December 31, 2000. The increase is primarily due to $800,000 of amortization in relation to our acquisition of Quaartz, Inc. in 2001.

Interest income and other

Our interest income and other increased to $563,000 or 16.6% of net revenues in the three months ended December 31, 2001 from $212,000 or 3.5% in the three months ended December 31, 2000. The increase in interest income and other results primarily from the remeasurement of warrants with registration rights.

Interest expense

Our interest expense increased to $1.6 million or 46.0% of net revenues in the three months ended December 31, 2001 from $464,000 or 7.6% in the three months ended December 31, 2000. The increase in interest expense resulted from the accrual of interest and the accretion of discount on the issuance of convertible promissory notes payable issued with warrants on March 21, 2001, June 8, 2001, and in the current quarter. See the Company's Form 10-K for the year ended September 30, 2001 and Note 6 to this Form 10-Q.

Income taxes

We currently have approximately $41.0 million in United States federal net operating loss carry-forwards. The use of certain of these net operating losses are subject to an annual limitation of $250,000. At December 31, 2001, we provided a full valuation allowance against our United States deferred tax asset. We believe that since sufficient uncertainty exists regarding the realization of the deferred tax asset, a full valuation allowance is required. Income tax expense of $24,000 relates to the provision for income tax for Infotel.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our capital requirements through a combination of sales of equity securities, convertible and other debt offerings, bank borrowings, asset-based secured financing, structured financing and cash generated from operations.

During the three months ended December 31, 2001 net cash used in operating activities was $1.9 million. Net cash used to fund operating activities reflects our net income, net of non-cash charges, offset by changes in operating assets and liabilities. Net cash provided by investing and financing activities totaled $180,000 consisting of proceeds from the issuance of convertible notes, which were offset by purchases of property and equipment and development of software assets.

Future payments due under debt and lease obligations as of December 31:

             Convertible                    Non-Cancelable
              Promissory      Promissory       Operating
            Notes Payable   Notes Payable       Leases         Total
            --------------  --------------  ---------------  -----------
2002        $    1,290,000  $    6,000,000  $       515,000  $ 7,805,000
2003             5,200,000              --          470,000    5,670,000
2004                    --              --          300,000      300,000
2005                    --              --          288,000      288,000
2006                    --              --          274,000      274,000
Thereafter              --              --          385,000      385,000
            --------------  --------------  ---------------  -----------
            $    6,490,000  $    6,000,000  $     2,232,000  $14,722,000
            ==============  ==============  ===============  ===========

Our principal sources of liquidity at December 31, 2001 were as follows.

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

Despite our negative working capital at December 31, 2001, we believe that our anticipated cash flows from both operations and available to us through financing arrangements that are presently in place are sufficient to meet our operating and capital requirements for at least the next 12 months. Our capital requirements in the next 12 months will mainly result from hardware and software purchases and professional services to launch our hosted services, as well as costs to develop and execute customer subscriber acquisition programs, marketing and advertising. We anticipate financing hardware, software and related consulting services through structured financing from our vendors and partners. Other financing requirements for customer and subscriber acquisition marketing will need to be financed through equity and debt offerings and cash generated from operations. We could be required, or could elect, to raise additional funds during that period, and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

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

WE HAVE CURRENTLY RECORDED A NET LOSS, WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

Although the Company recorded a net profit for the quarter ended December 31, 2001, we recorded a net loss of $29.9 million on net revenues of $21.7 million for our fiscal year ended September 30, 2001. We also sustained significant losses for the fiscal years ended September 30, 1999 and 2000. Although we anticipate a net operating profit for our fiscal year ended September 30, 2002, operating losses in the quarters could occur.

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

WE PRESENTLY RELY UPON LEGACY VOICEMAIL SYSTEMS AND ENTERPRISE INFORMATION REVENUES.

For our fiscal quarter ended December 31, 2001, legacy voicemail systems revenues (which includes customer premises equipment revenues) accounted for approximately 28% of Company's total revenues and 100% of our North American revenues. Revenue from the sales of enterprise information and call center products accounted for approximately 63.3% of our North America revenue for the fiscal year ended September 30, 2001. The Company discontinued its enterprise information and call center products during fiscal year 2001 and did not record revenues from these products in the quarter ended December 31, 2001. The projected decline in our legacy business will have an adverse effect on our revenues and financial performance. Management believes that future revenues from legacy voicemail systems will steadily decline due to the introduction of inUnison-TM-. Our ability to transition our product sales to our UC/UI hosted, recurring revenue model will be critical to our future growth.

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

WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS.

We have serviced approximately 1,000 customers worldwide. However, the revenues from our four largest customers accounted for approximately 20%, 17%, 16%, and 8% of total revenues during the fiscal quarter ended December 31, 2001. No other customer accounted for over 5% of total revenues during this period. This concentration of revenue has resulted in additional risk to our operations, and any disruption of orders from our largest customers would adversely affect on our results of operations and financial condition.

Our Singapore subsidiary, Infotel Technologies (Pte) Ltd., offers a wide range of infrastructure communications equipment products. It has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel is also a networking service provider, and manages data networks for various customers. Infotel's financial performance depends in part on a steady stream of revenues relating to the services performed for Rohde &Schwarz test instruments. Infotel's revenues constituted approximately 72% of our total revenues for the quarter ended December 31, 2001. Any material change in our relationship with our manufacturers, including but not limited to Rohde & Schwarz, would materially adversely affect our results of operations and financial condition.

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

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Infotel, our Singapore subsidiary, accounted for approximately 72% of our revenues for the fiscal quarter ended December 31, 2001. Infotel accounted for approximately 60% of our revenues for the quarter ended September 30, 2001, and approximately 45% of our revenues for the fiscal year ended September 30, 2001. There are risks associated with our international operations, including, but not limited to:

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS WILL HARM OUR ABILITY TO COMPETE.

We have a number trademarks and copyrights, and while we are in the process of filing for trademark and patent protection on selected product names, technologies and processes which we have developed, we currently rely and have relied on general common law and confidentiality and non-disclosure agreements with our key employees to protect our trade secrets. We also have recently applied for trademark protection for the names Appiant Technologies and inUnison. Our success depends on our ability to protect our intellectual property rights. Our efforts to protect our intellectual property may not be sufficient against unauthorized third-party copying or use or the application of reverse engineering, and existing laws afford only limited protection. In addition, existing laws may change in a manner that adversely affects our proprietary rights. Furthermore, policing the unauthorized use of our product is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

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

We need significant capital to design, develop and commercialize our products. Currently available funds may be insufficient to fund operations. We may be required to seek additional financing sooner than currently anticipated or maybe required to curtail our activities. Based on our past financial performance, coupled with our return to incurring operating losses with our transition to our new business model, our ability to obtain conventional credit has been substantially limited. Our ability to raise capital may also be limited or, if available, be very costly and possibly dilutive to our shareholders.

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

INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates to our short-term investments and line of credit. At December 31, 2001, our cash and cash equivalents consisted of demand deposits and commercial paper held by large institutions in the U.S. As of December 31, 2001 there was $300,000 balance outstanding under the line of credit. We believe that a 10% change in the long-term interest rates would not have a material effect on our financial condition, results of operations or cash flows.

FOREIGN CURRENCY RISK. International revenues from the Company's foreign subsidiary accounted for approximately 72% of total revenues for the three-month period ended December 31, 2001. International sales are made from the Company's foreign subsidiary in its respective country.

This subsidiary also incurs most of its expenses in the local currency. Accordingly, our foreign subsidiary uses the local currency as its functional currency. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2002, a default judgment was issued against the Company in favor of an equipment vendor in the amount of $123,000. The Company was successful in
having that default judgment set aside on February 6, 2002.   The Company is in
discussions to establish a mutually agreed upon payment plan and expects to settle this issue.

In October 2001, a software vendor filed suit against the Company for breach of contract totaling approximately $703,000 plus interest and attorney's fees. On December 28, 2001, Appiant filed an answer denying this general demand, and is preparing a counter-suit for return of over $600,000 paid to this vendor. The Company will continue to otherwise vigorously pursue this matter.

In December 2001, a major customer tendered its internal defense costs and expenses arising from its defense of a lawsuit involving claims of infringement of certain patents. It is seeking reimbursement from Company of approximately $53,000. As the Company is only a distributor of these systems, any liability suffered by us is reimbursable by the supplier of these systems. The Company will continue to vigorously defend this matter.

In January 2002, a note holder filed suit demanding payment on a Note in the amount of $1.2 million. The Company is currently in negotiations toward an agreement to extend the date of this note.

In January 2002, a services and equipment provider filed suit in Texas for breach of contract totaling $117,000. The Company is currently in negotiations to resolve this claim.

In February 2002, the Company resolved an arbitration matter and litigation action involving a dispute over employment contract terms for two former Company management employees. The settlement provides for payment of $88,000 to one claimant over six months, and payment of $147,000 to the second claimant over a total of twelve months. The Company and claimants are currently in negotiations regarding Company common stock that may be due to the claimants under an unrelated agreement, and the Company expects to resolve this issue. The company has accrued $235,000 for this matter.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2001.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K


                                  EXHIBIT INDEX
-------------------------------------------------------------------------------
        EXHIBIT NUMBER                    DESCRIPTION OF EXHIBIT
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Incorporated by reference to the identically numbered exhibit in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 19, 2002

                                     By:  /s/ DOUGLAS S. ZORN
                                          -------------------------------------
                                          Douglas S. Zorn
                                          President and Chief Executive Officer