Form 10-Q
period 2002-03-31
APPIANT TECHNOLOGIES INC
filed 2002-05-20
CIK 1025985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

As  of April 30, 2002, there were 16,229,901 shares of Common Stock outstanding.

                                 TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at March 31, 2002 and September 30, 2001. . . . . .   3

          Condensed Consolidated Statements of Operations and Comprehensive Loss for the
          three and six months ended March 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the six months ended March
          31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .   7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . . . . . . . . .  32

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . .  33

Item 3.   Defaults on Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .  37

Item 5.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

          Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements


                      APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)


                                                          March 31,     September 30,
                                                            2002            2001
                                                        -------------  ---------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . .  $  1,225,000   $    3,379,000
Restricted cash. . . . . . . . . . . . . . . . . . . .       113,000          117,000
Accounts receivable, less allowance for doubtful
 accounts of $250,000 and $328,000 . . . . . . . . . .       478,000        1,123,000
Inventory. . . . . . . . . . . . . . . . . . . . . . .       799,000          890,000
Equipment at customers under integration . . . . . . .       127,000          206,000
Prepaid expenses and other . . . . . . . . . . . . . .     1,358,000          418,000
                                                        -------------  ---------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .     4,100,000        6,133,000
Property and equipment, net. . . . . . . . . . . . . .     3,870,000        5,381,000
Capitalized software, net. . . . . . . . . . . . . . .    17,269,000       16,664,000
Goodwill and other intangible assets, net. . . . . . .     8,340,000       10,255,000
Other assets . . . . . . . . . . . . . . . . . . . . .       540,000        1,933,000
                                                        -------------  ---------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $ 34,119,000   $   40,366,000
                                                        =============  ===============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
 AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Lines of credit. . . . . . . . . . . . . . . . . . . .  $    300,000   $      300,000
Accounts payable . . . . . . . . . . . . . . . . . . .     6,733,000        8,834,000
Accrued liabilities. . . . . . . . . . . . . . . . . .     2,908,000        3,209,000
Deferred revenue . . . . . . . . . . . . . . . . . . .       502,000        1,041,000
Income tax payable . . . . . . . . . . . . . . . . . .       141,000          302,000
Accrued liability related to warrants. . . . . . . . .       370,000        1,818,000
Convertible promissory notes payable, net of
 Discounts . . . . . . . . . . . . . . . . . . . . . .     3,830,000        2,700,000
Notes payable. . . . . . . . . . . . . . . . . . . . .     7,286,000        5,726,000
Capital lease obligations, current portion . . . . . .       286,000        4,085,000
                                                        -------------  ---------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .    22,356,000       28,015,000
Long term notes payable, net of current portion. . . .       419,000          379,000
Capital lease obligations, net of current portion. . .        98,000           93,000
Other. . . . . . . . . . . . . . . . . . . . . . . . .        26,000           39,000
                                                        -------------  ---------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .    22,899,000       28,526,000
REDEEMABLE CONVERTIBLE PREFERRED STOCK . . . . . . . .       253,000          253,000
STOCKHOLDERS' EQUITY
Common stock . . . . . . . . . . . . . . . . . . . . .       159,000          157,000
Additional paid-in capital . . . . . . . . . . . . . .    85,142,000       80,657,000
Unearned stock-based compensation. . . . . . . . . . .      (292,000)        (401,000)
Accumulated deficit. . . . . . . . . . . . . . . . . .   (73,730,000)     (68,364,000)
Accumulated other comprehensive loss . . . . . . . . .      (312,000)        (462,000)
                                                        -------------  ---------------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .    10,967,000       11,587,000
                                                        -------------  ---------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY . . . . . . . . . . .  $ 34,119,000   $   40,366,000
                                                        =============  ===============



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                (unaudited)



                                              Three Months Ended                  Six Months Ended
                                                   March 31,                         March 31,
                                      ----------------------------------  --------------------------------
                                            2002              2001             2002             2001
                                      -----------------  ---------------  --------------  ----------------
NET REVENUES:
Products and integration services. .  $        380,000   $    2,111,000   $     687,000   $     3,384,000
Other services . . . . . . . . . . .         2,056,000        4,389,000       5,132,000         9,231,000
                                      -----------------  ---------------  --------------  ----------------
TOTAL NET REVENUES . . . . . . . . .         2,436,000        6,500,000       5,819,000        12,615,000
COST OF REVENUES:
Products and integration services. .           157,000        1,691,000         352,000         3,181,000
Other services . . . . . . . . . . .         2,854,000        3,383,000       4,927,000         6,254,000
                                      -----------------  ---------------  --------------  ----------------
TOTAL COST OF REVENUES . . . . . . .         3,011,000        5,074,000       5,279,000         9,435,000
                                      -----------------  ---------------  --------------  ----------------
GROSS (LOSS) PROFIT. . . . . . . . .          (575,000)       1,426,000         540,000         3,180,000
OPERATING EXPENSES:
Selling, general and administrative.         1,730,000        5,537,000       2,827,000        10,020,000
Research and development . . . . . .           521,000          526,000       1,138,000         1,210,000
Amortization of goodwill and other
 intangibles . . . . . . . . . . . .           994,000          201,000       2,013,000           402,000
Release of capitalized lease
 obligation. . . . . . . . . . . . .                --               --      (2,839,000)               --
                                      -----------------  ---------------  --------------  ----------------
TOTAL OPERATING EXPENSES . . . . . .         3,245,000        6,264,000       3,139,000        11,632,000
LOSS FROM OPERATIONS . . . . . . . .        (3,820,000)      (4,838,000)     (2,599,000)       (8,452,000)
OTHER INCOME (EXPENSE):
Interest income. . . . . . . . . . .            18,000           72,000         409,000           180,000
Interest expense . . . . . . . . . .        (1,762,000)        (889,000)     (3,318,000)       (1,353,000)
Other. . . . . . . . . . . . . . . .           (10,000)        (145,000)        162,000           (41,000)
                                      -----------------  ---------------  --------------  ----------------
Total other expense. . . . . . . . .        (1,754,000)        (962,000)     (2,747,000)       (1,214,000)
Loss from operations before income
tax. . . . . . . . . . . . . . . . .        (5,574,000)      (5,800,000)     (5,346,000)       (9,666,000)
(Benefit) Provision for income tax .            (4,000)         111,000          20,000           226,000
                                      -----------------  ---------------  --------------  ----------------
NET LOSS . . . . . . . . . . . . . .        (5,570,000)      (5,911,000)     (5,366,000)       (9,892,000)
Preferred stock dividends. . . . . .                --               --              --        (7,626,000)
                                      -----------------  ---------------  --------------  ----------------
NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS . . . . . . . . . . . .  $     (5,570,000)  $   (5,911,000)  $  (5,366,000)  $   (17,518,000)
                                      =================  ===============  ==============  ================

BASIC AND DILUTED NET LOSS PER
COMMON SHARE . . . . . . . . . . . .  $          (0.35)  $        (0.43)  $       (0.34)  $         (0.92)
                                      =================  ===============  ==============  ================

COMPREHENSIVE LOSS
Net loss . . . . . . . . . . . . . .  $     (5,570,000)  $   (5,911,000)  $  (5,366,000)  $    (9,892,000)
Other comprehensive income
 Translation gain (loss) . . . . . .            12,000         (163,000)        150,000           (63,000)
                                      -----------------  ---------------  --------------  ----------------
COMPREHENSIVE LOSS . . . . . . . . .  $     (5,558,000)  $   (6,074,000)  $  (5,216,000)  $    (9,955,000)
                                      =================  ===============  ==============  ================



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                 Six Month Ended
                                                                     March 31,
                                                              2002             2001
                                                          -------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss . . . . . . . . . . . . . . . . . . . . . . .    $ (5,366,000)  $     (9,892,000)
Reduction in allowance for doubtful accounts . . . . .         (78,000)           (26,000)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization. . . . . . . . . . . . .     1,618,000            964,000
  Accretion of discounts on notes payable. . . . . . . .     3,338,000            147,000
  Amortization of goodwill and other intangible assets .     2,013,000            402,000
  Provision for excess and obsolete inventory. . . . . .            --            197,000
  Stock-based compensation relating to stock options
  and warrants . . . . . . . . . . . . . . . . . . . . .        64,000         (1,794,000)
  Release of capitalized lease obligation. . . . . . . .    (2,839,000)                --
Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . .       782,000         (1,723,000)
  Inventory. . . . . . . . . . . . . . . . . . . . . . .       169,000            (31,000)
  Prepaid expenses and other . . . . . . . . . . . . . .      (727,000)          (475,000)
  Other assets . . . . . . . . . . . . . . . . . . . . .     1,230,000           (458,000)
  Accounts payable and other current liabilities . . . .    (3,660,000)         2,980,000
  Accrued liability related to warrants. . . . . . . . .       370,000                 --
  Income tax payable . . . . . . . . . . . . . . . . . .      (163,000)            44,000
  Deferred revenue . . . . . . . . . . . . . . . . . . .      (539,000)           551,000
                                                          -------------  -----------------
CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . .      (3,788,000)        (9,114,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash. . . . . . . . . . . . . . . . . . . .           5,000              3,000
Cash acquired in connection with acquisition . . . . .          89,000                 --
Capitalization of software development costs . . . . .      (1,800,000)        (1,571,000)
Purchase of property and equipment . . . . . . . . . .        (151,000)        (1,164,000)
                                                          -------------  -----------------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . .      (1,857,000)        (2,732,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment under line of credit . . . . . . . . . . . .              --           (343,000)
Proceeds from draw on equity line. . . . . . . . . . .              --          1,745,000
Proceeds from issuance of notes, convertible notes and
 warrants  . . . . . . . . . . . . . . . . . . . . . .       3,415,000          2,500,000
Proceeds from issuance of Series B preferred Stock,
 net of issuance costs . . . . . . . . . . . . . . . .              --          4,959,000
Proceeds from warrants and options exercised for
 common stock  . . . . . . . . . . . . . . . . . . . .              --          1,640,000
Principal payments on capital lease obligations. . . .         (22,000)        (2,671,000)
Principal payment on notes payable to stockholders . .         (50,000)                --
                                                          -------------  -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . .       3,343,000          7,830,000
Effect of exchange rate changes on cash. . . . . . . .         148,000            (62,000)
                                                          -------------  -----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . .      (2,154,000)        (4,078,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . .       3,379,000          5,603,000
                                                          -------------  -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . .    $  1,225,000   $      1,525,000
                                                          =============  =================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)


                                                              Six Months Ended
                                                                  March 31,
                                                            2002            2001
                                                        -------------  --------------
Supplemental disclosures for cash flow information:
 Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . .   $      22,000  $      623,000
  Income taxes. . . . . . . . . . . . . . . . . . . .          24,000         177,000

NONCASH TRANSACTIONS:
  Beneficial conversion feature on convertible
   promissory Notes payable. . . . . . . . . . . . . .      2,752,000       1,274,000
  Reclassification of warrant liability to equity. . .        670,000         950,000
  Write-off of assets related to release of capital
   lease liability . . . . . . . . . . . . . . . . . .        682,000              --
  Property and equipment and software acquired under
   capital leases. . . . . . . . . . . . . . . . . . .             --       4,217,000
  Preferred dividend on beneficial conversion feature
   of Series B Preferred Stock . . . . . . . . . . . .             --       7,626,000
  Issuance of warrants to underwriters in conjunction
   with sale of Series B Preferred Stock . . . . . . .             --       1,107,000
  Modification of warrant exercise price in
   conjunction with sale of Series B Preferred Stock .             --       1,847,000
  Liability for future issuance of common stock to
   underwriters in conjunction with sale of Series B
  Preferred Stock. . . . . . . . . . . . . . . . . . .             --         573,000
  Payable for purchases of property and equipment and
   software. . . . . . . . . . . . . . . . . . . . . .             --       4,913,000
  Costs of borrowings on equity line . . . . . . . . .             --       1,745,000
  Conversion of Series B Preferred Stock into Common
   Stock . . . . . . . . . . . . . . . . . . . . . . .             --       4,678,000
                                                        -------------  --------------
TOTAL NONCASH TRANSACTIONS . . . . . . . . . . . . . .  $   4,104,000  $   28,930,000
                                                        =============  ==============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The balance sheet as of September 30, 2001 is derived from the Company's audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2001 but does not include all disclosures required by generally accepted accounting principles in the United States.
These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

Appiant NA revenues were 28% and 41% of consolidated net revenues for the six months ended March 31, 2002 and 2001, respectively. Infotel revenues were 72% and 59% of consolidated net revenues for the six months ended March 31, 2002 and 2001, respectively.

LIQUIDITY

The condensed consolidated financial statements of the Company and its subsidiaries contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company recorded a net loss of $5.4 million on net revenues of $5.8 million for the six months ended March 31, 2002 and sustained significant losses for the fiscal years ended 2001 and 2000. At March 31, 2002, the Company had an accumulative deficit of $73.7 million. As a result, the Company will need to generate significantly higher revenue to reach profitability as the organization of the new inUnison(SM) portal business is built. In addition, the amortization of capitalized software and other assets that the Company has purchased or developed for the new inUnison(SM) portal commenced on December 17, 2001. The Company is developing other technologies and amortization of the costs associated with these technologies will commence upon the completion of development.

Management's plans to reverse the recent trend of losses are to increase revenues and gross margins while controlling costs, primarily based on expected revenues for the Company's inUnison(SM) portal services applications. Continued existence of the Company is dependent on the Company's ability to obtain adequate funding and eventually establish profitable operations. The Company intends to obtain additional equity and/or debt financing in order to further finance the market introduction of its in Unison(SM) portal services and to meet working capital requirements. There remains significant uncertainly, however, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   NET LOSS PER SHARE

Net loss per share for both basic net loss per share, which is the weighted-average number of common shares outstanding, and diluted net loss per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, is calculated using the treasury stock method. For the three and six months ended March 31, 2002 and

2001, dilutive potential common shares outstanding reflects convertible promissory notes payable, convertible preferred stock, and shares and warrants to purchase the Company's common stock. The following table summarizes the Company's net loss per share computations for the three and six months ended March 31, 2002 and 2001 (in thousands, except per share amounts):

                                        Three Months Ended March 31,       Six Month Ended March 31,
                                     ---------------------------------  -------------------------------
                                          2002             2001             2002             2001
                                     --------------  -----------------  -------------  ----------------
Net loss                             $      (5,570)  $         (5,911)  $     (5,366)  $        (9,892)
Preferred stock dividends                       --                 --             --            (7,626)
                                     --------------  -----------------  -------------  ----------------
Net loss applicable to common
 stock                               $      (5,570)  $         (5,911)  $     (5,366)  $       (17,518)
                                     ==============  =================  =============  ================

Weighted average shares used in net
 loss per share - basic and diluted         16,147             13,701         16,063            13,123
                                     ==============  =================  =============  ================

Net loss per share - basic and
 diluted                             $       (0.35)  $          (0.43)  $      (0.34)  $         (0.92)
                                     ==============  =================  =============  ================

Antidilutive Securities:
  Shares issuable under employee
   common stock plans and warrants
   exercisable                               9,266              5,969          9,266             5,969
  Convertible promissory notes               4,110                 --          4,110                --
  Shares issuable for convertible
   referred shares                              69                 36             69                36
                                     --------------  -----------------  -------------  ----------------
Antidilutive securities not
 included in net loss per share
 calculation                                13,445              6,005         13,445             6,005
                                     ==============  =================  =============  ================

3.   INVENTORY

Inventory consists of systems and system components and is valued at the lower of cost (first-in, first-out method) or market.

4.   SOFTWARE DEVELOPMENT COSTS

The Company has adopted SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as it intends to offer its software applications in a hosted service model. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company's management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of two to seven years using the straight-line method. To the extent that the Company were to license software, any revenues net of any direct incremental costs such as marketing, commissions, software reproduction costs, warranty, and service obligations, would be applied against the capitalized cost of software, and no profit would be recognized from such transactions unless and until net proceeds from licenses and amortization have reduced the capitalized carrying amount of the software to zero.
Subsequent proceeds from licensing the software would be recognized as revenue.

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

Our capitalized software costs were $1.5 million for the six months ended March 31, 2002 and $1.2 million in the six months ended March 31, 2001. On December 17, 2001 the Company began amortizing $10.4 million of these costs as the product was substantially complete and ready for its intended use. Amortization for the quarter ended March 31, 2002 was $782,000. Unamortized, capitalized costs of $7.3 million relate to those projects that are not as yet ready for their intended use.

5.   RECENT ACCOUNTING PRONOUNCMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 did not have a significant impact on its financial statements.

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

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor s products and, therefore, should be deducted from revenue when recognized in the vendor s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company has adopted these pronouncements in fiscal year 2002 and has recorded an offset to revenues of $28,000 in the second quarter of fiscal 2002.

6.   COMMITMENTS AND CONTINGENCIES

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

At March 31, 2002, the Company leased other computer equipment and software under capital leases. These leases extend for varying periods through 2004.

Equipment and software under capital leases included in property and equipment are as follows:

                                        March 31,    December 31,
                                          2002           2001
                                       -----------  --------------
      Equipment and software           $  958,000   $     958,000
      Less:  accumulated amortization    (472,000)       (414,000)
                                       -----------  --------------
                                       $  486,000   $     544,000
                                       ===========  ==============

Future capital lease payments are as follows:

                                                 March 31,
                                                   2001
                                                -----------
      Fiscal Year
         2002                                   $  200,000
         2003                                      203,000
         2004                                       31,000
                                                -----------
                                                   434,000
      Less amount representing interest            (50,000)
                                                -----------
      Present value of minimum future payments     384,000
      Less current portion                        (286,000)
                                                -----------
                                               $   98,000
                                                ===========

CONTINGENCIES

In January 2002, a default judgment was issued against the Company in favor of an equipment vendor in the amount of $123,000, which is recorded in accounts payable as of March 31, 2002. The Company was successful in having that default
judgment set aside on February 6, 2002.   The Company is in discussions to
establish a mutually agreed upon payment plan and expects to settle this issue.

In October 2001, a software vendor filed suit against the Company for breach of contract totaling approximately $703,000, which is recorded in accounts payable as of March 31, 2002, plus interest and attorney's fees. On December 28, 2001, Appiant filed an answer denying this general demand, and is preparing a counter-suit for return of over $600,000 paid to this vendor. The Company will continue to otherwise vigorously pursue this matter.

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

In January 2002, a note holder filed suit demanding payment on a Note in the amount of $1.2 million. The Company and note holder have negotiated an agreed resolution of these notes involving a repayment plan of a minimum of $100,000 per month until the outstanding balance plus accrued interest is paid in full.

In January 2002, a services and equipment provider filed suit in Texas for breach of contract totaling $117,000 which is recorded in accounts payable as of March 31, 2002. The Company is currently in negotiations to resolve this claim.

In February 2002, two former owners of an acquired entity filed suit for breach of contract regarding the calculation of additional compensation due to them on the second anniversary of the acquisition. The lawsuit seeks approximately

$450,000 in damages, interest and attorney's fees. The Company successfully defeated plaintiff's application for a writ of attachment in March 2002. The Company will continue to vigorously defend this matter.

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

7.   CONVERTIBLE PROMISSORY NOTES PAYABLE AND WARRANTS

During the three months ended March 31, 2002, the Company entered into several Convertible Promissory Notes Payable (the "Convertible Notes") with certain investors in the aggregate principal amount of $2,025,000, of which $1,550,000 was with members of the board of directors or shareholders. The Convertible Notes accrue interest at 10% per annum, which is payable in common stock at the time of conversion and are collateralized by the Company's legacy business accounts receivables, and the assets of the Infotel subsidiary, and mature on various dates from April 30, 2002 through October 15, 2002. The conversion price is equal to the lower of 90% of the closing price of the Company's common stock on the trading day immediately preceding the maturity date, or 90% of any subsequent interim financing that occurs between the issuance date of the notes and the maturity date. Upon conversion, the Convertible Notes have no specific registration rights.

In connection with these Convertible Notes, the Company issued warrants to purchase 1,315,000 shares of the Company's common stock at an exercise price of ranging from $1.32 per share to $1.80 per share. The estimated value of the warrants of $1,878,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.375%, a dividend yield of 0% and volatility of 145%. The allocation of the Convertible Notes proceeds to the fair value of the warrants of $974,000 was recorded as a discount on the Convertible Notes and as additional paid-in capital. Upon exercise of the warrants, the holder has no specific registration rights. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $1,051,000 additional paid-in capital, and a discount on the notes payable which is accreted over the note maturity period to interest expense. As a result, these discounts are accreted over the note maturity period and $498,000 was recorded as non-cash interest expense for the three months ended March 31, 2002.

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

The discount on the Convertible Notes related to the warrants is accreted over the note maturity period and $310,000 and $881,000 was recorded as non-cash interest expense for the three and six months ended March 31, 2002, resectively. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $726,000 additional paid-in capital, and a discount on the notes payable which is accreted over the note maturity period to interest expense. As a result, $361,000 was recorded as interest expense for the six months ended March 31, 2002.

Under the June 8, 2001 Convertible Notes Payable purchase agreement, the common stock issuable pursuant to the conversion of the notes and exercise of the related warrants were to be registered within 30 days after the next round of financing. Due to the registration requirement, the warrants were classified as liabilities and are remeasured to current estimated value at each reporting date using the Black-Scholes option pricing model. The change in estimated value is reported in the statement of operations. On December 1, 2001, certain of the warrant agreements were amended to remove the requirement to register the common stock under these warrants. Accordingly, the liability related to these warrants on December 1, 2001 of $670,000 was reclassified to stockholders' equity, additional paid-in capital. The Company recognized a reduction in interest expense of $442,000 and $778,000 for the three and six months ended March 31, 2002 due to the change in the estimated value of these warrants.

8.   SEGMENT REPORTING

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for fiscal year ended September 30, 2001.


                                       APPIANT NA(1)     INFOTEL       TOTAL
                                       --------------  -----------  ------------
THREE MONTHS ENDED March 31, 2002
   Net revenues to external customers  $     688,000   $1,748,000   $ 2,436,000
   Loss from operations                   (3,510,000)    (310,000)   (3,820,000)
   Non-current assets                     29,678,000      341,000    30,019,000

THREE MONTHS ENDED March 31, 2001
   Net revenues to external customers  $   2,817,000   $3,683,000   $ 6,500,000
   Loss (income) from operations          (5,387,000)     549,000    (4,838,000)
   Non-current assets                     32,214,000    2,092,000    34,306,000


SIX MONTHS ENDED March 31, 2002
   Net revenues to external customers  $   1,643,000   $4,176,000   $ 5,819,000
   Loss from operations                   (2,356,000)    (243,000)   (2,599,000)
   Non-current assets                     29,678,000      341,000    30,019,000

SIX MONTHS ENDED March 31, 2001
   Net revenues to external customers  $   5,180,000   $7,435,000   $12,615,000
   Loss (income) from operations          (9,500,000)     958,000    (8,542,000)
   Non-current assets                     32,214,000    2,092,000    34,306,000

(1) Includes corporate expenses. Additionally, management reports include goodwill for Infotel in total assets.

9.   SUBSEQUENT EVENTS

Effective April 19, 2002, the Company commenced a secured financing of up to $4,025,000 with certain accredited investors ("Investors") pursuant to a Debenture and Warrant Purchase Agreement (the "Agreement"), dated April 19, 2002. As of May 14, 2002, $3,025,000 of the financing has closed (consisting of $3,025,000 of Convertible Debentures and $90,750 of Debentures issued as a finder's fee). Under the terms of the Agreement, the Company agreed to issue to the Investors Convertible Debentures bearing an interest rate of 8%. The Convertible Debentures may be converted into unregistered, restricted shares of the Company's Common Stock for a purchase price per share equal to the lower of
(a) $1.21, which was the deemed closing price and was determined based on the closing bid prices of the Common Stock for the five trading days immediately prior to the closing date of the initial sale of the Debentures, or (b) the average of the five lowest closing bid prices of the Company's shares for the 20-day period immediately preceding any conversion. The Convertible Debenture can be converted, at the option of the holder, at any time until one year after the Closing Date. In the event the Convertible Debentures are not converted, the Company has the option to repay the indebtedness. The Company also has the right to redeem the Convertible Debentures prior to maturity for an amount per share equal to 110% to 125% of the principal amount of the Convertible Debentures being redeemed, as determined by the date of redemption.

In addition, the Company agreed to issue to Investors warrants to purchase up to an aggregate of 1,663,223 shares of unregistered, restricted the Company's Common Stock on the total financing of $4,025,000. As of April 30, 2002, the Company has agreed to issue warrants for 1,353,307 shares of unregistered, restricted the Company's Common Stock for the portion of the financing closed as of that date. The warrants have a term of five years and are exercisable at a warrant price equal to 110% of the closing price ($1.33).

Terms of the financing also provide that the Investors may nominate up to two additional members to the Company's Board of Directors, and provide the Investors certain rights and options regarding possible future equity based financings by the Company. The Company has agreed to pay a cash finder's fee of 7% of the gross proceeds and warrants to purchase 100,000 shares of Common Stock, and to pay other related expenses. No underwriters were involved in this private placement.

The sale of the debentures and the warrants to the investors was exempt from the registration provisions of the Securities Act, under Sections 4(2) and 4(6) of the Securities Act, and the rules and regulations there under, because of the nature of the offerees and Investors and the manner in which the offering was conducted. The investors have acknowledged that the securities cannot be resold unless registered or exempt from registration under the securities laws. the Company has agreed to register for resale on Form S-3 up to 12,000,000 shares of the Common Stock (the "Registrable Shares") issued to the Shareholders as soon as practicable following the Effective Date. Moreover, the Company has agreed to seek shareholder approval of the issuance of the Registrable Shares in excess of 19.99% of issued and outstanding the Company Common Stock.


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

Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, including our new inUnison(SM) unified communications and unified information applications; the levels of international sales; future expansion or utilization of production capacity; future expenditures; and statements regarding current or future acquisitions, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology.

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

We are a software applications and services company that has changed its business model to specialize in unified communications and unified information (UC/UI) solutions. Our new business model is to provide our hosted, IP-based unified communications and unified information portal and applications branded under the name "inUnison(SM)" in a recurring revenue model.

Our condensed consolidated financial statements include our results as well as the results of our significant operating subsidiaries: Appiant Technologies North America, Inc. ("Appiant NA") and Infotel Technologies (Pte) Ltd ("Infotel").

While we have been and are in the process of launching our new, hosted unified communications and unified information applications business model, our results for the three and six months ended March 31, 2002 reflect generally the results of our legacy business in North America, as well as that of Infotel.

Our revenues for the three and six months ended March 31, 2002 were derived primarily from our legacy businesses. During the first quarter of fiscal 2002, we received revenue from beta testing and activation fees of our inUnison(SM) services totaling $225,000 which was deferred in accordance with our revenue recognition policy. During the second quarter of fiscal 2002, we began recognizing the beta revenue ($28,000) as well as billing additional revenues ($144,000) from our inUnison(SM) services totaling $172,000 for the three months ended March 31, 2002. However, these revenues were fully offset by certain costs incurred in association with related business-partner arrangements.

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

Appiant will recognize revenue from its inUnison(TM) services upon delivery of the services if a signed contract exists, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Generally, any fees received in advance or up-front, such as activation fees, if any, billed during the beta testing phases of the inUnison(TM) services for a specific customer, will be recognized over the estimated life of the customer or the term of the contract.

ALLOWANCE FOR DOUBTFUL ACCOUNTS, INVENTORY AND ACCRUALS FOR LITIGATION. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $478,000, net of allowance for doubtful accounts of $250,000 as of March 31, 2002. Appiant provides an allowance for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory provisions may be required and such provisions could be material to our financial position and results of operations.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance against our United States deferred tax assets of $9.0 million as of March 31, 2002, due to uncertainties related to our ability to utilize such deferred tax assets, primarily consisting of certain net operating loss carried forwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

When we determine that the carrying value of intangibles, long-lived assets, capitalized software and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, capitalized software, long-lived assets, and goodwill amounted to $26.4 million as of March 31, 2002.

Appiant is in the process of developing certain technologies. As of December 17, 2001, Appiant determined that one of these technologies, inUnison(TM), was ready for its intended use. Appiant assessed the period of benefit from this technology at seven years. Amortization commenced upon December 17, 2001.

DETERMINING FUNCTIONAL CURRENCIES FOR THE PURPOSE OF CONSOLIDATION. We have a foreign subsidiary which accounted for approximately 72% of our net revenues for the six months ended March 31, 2002, and 6% of our total assets and 10% of our total liabilities as of March 31, 2002.

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

Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon our management's determination of the functional currency of this subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.

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

Based on our assessment of the factors discussed above, we considered our subsidiary's local currency to be the functional currency. Accordingly we had cumulative translation losses of approximately $312,000 and $324,000 which were included as part of accumulated other comprehensive loss within our balance sheet at March 31, 2002 and December 31, 2001, respectively. During the six months ending March 31, 2002 and 2001, translation adjustments of $150,000 and $418,000, respectively, were included under accumulated other comprehensive loss. Had we determined that the functional currency of the subsidiary was the United States dollar, these gains would have improved our result for each of the periods presented.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combination initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 did not have a significant impact on the financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the Standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, in our fiscal year 2003 we will cease to amortize goodwill, recorded at approximately $7.3 million at March 31, 2002. We recorded approximately $812,000 of amortization during six months ended March 31, 2002, respectively. In addition, we will be required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

     - Step 1: We will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit fair value, we will move onto Step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

     - Step 2: We will perform allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. We will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

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

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue No. 00-14, dictating that a company should apply this consensus no later than the company's annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 address whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of these EITFs, financial statements for periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to Customer or a Reseller of the Vendor's Products", which is a codification of Issues No. 00-14, No. 00-25 and No. 00-22 "Accounting for 'Points' and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." We have adopted these pronouncements in fiscal year 2002 and has recorded an offset to revenues of $28,000 in the second quarter of fiscal 2002.

RESULTS OF OPERATIONS

The following table shows results of operations, as a percentage of net revenues, for the three and six months ended March 31, 2002 and 2001:

                                         Three Months Ended          Six month Ended
                                              March 31,                  March 31,
                                     --------------------------  ----------------------
                                         2002          2001         2002        2001
                                     ------------  ------------  ----------  ----------
Net revenues                              100.0%        100.0%      100.0%      100.0%
Cost of revenues                          123.6%         78.1%       90.7%       74.8%
                                     ------------  ------------  ----------  ----------
Gross (loss) profit                       (23.6%)        21.9%        9.3%       25.2%
Selling, general and administrative        68.4%         81.1%       47.1%       79.4%
Research and development                   21.4%         12.2%       19.6%        9.6%
Amortization of goodwill and other
  intangibles                              43.4%          3.1%       36.1%        3.2%
Release of capitalized lease
  Obligations                                 --            --        48.8%         --
                                     ------------  ------------  ----------  ----------
Loss from operations                     (156.8%)       (74.5%)     (44.7%)     (67.0%)
Other expense                             (72.0%)       (14.8%)     (47.2%)      (9.6%)
                                     ------------  ------------  ----------  ----------
Loss from operations before income
  taxes                                  (228.8%)       (89.3%)     (91.9%)     (76.6%)
Provision for income tax                    0.2%          1.7%      (0.3%)        1.8%
                                     ------------  ------------  ----------  ----------
Net loss                                 (228.6%)       (91.0%)     (92.2%)     (78.4%)
                                     ============  ============  ==========  ==========

Net Revenues

Our net revenues were $2.4 million and $5.8 million for the three and six months ended March 31, 2002, respectively, as compared to $6.5 million and $12.6 for the same period ending March 31, 2001,respectively, representing a decrease of $4.1 million and $6.8 million or 62.5% and 53.9%, respectively. Our net revenues for the three and six months ended March 31, 2002 were affected by the transition to our new business model of providing unified communications and unified information applications in our inUnison(SM) portal in a hosted service, recurring revenue model. The decline represents a decline in our legacy revenues in America occurring mainly because customers have delayed additional purchases of legacy system in anticipation of the new inUnison(SM) product and a decision of management to de-emphasize several legacy products, such as call centers and proprietary voice messaging products.

Appiant NA's net revenues on a stand-alone basis were $688,000 and $1.6 million for the three and six months ended March 31, 2002, respectively, as compared to $2.8 million and $5.2 million for the same period ending March 31, 2001, respectively. The decrease in Appiant NA net revenues came from reduced enterprise information center product sales, as well as lower legacy system sales within our existing customer base.

Net revenues for our Infotel subsidiary decreased to $1.7 million and $4.2 million for the three and six months ended March 31, 2002, respectively, as compared to $3.7 million and $7.4 million for the three and six months ended March 31, 2001, respectively. This decrease occurred primarily as a result of a decrease in the sale of radio communications equipment which were unusually high in 2001, as well as a delay in a major order of approximately $1.4 million as of March 2002, which is expected to be realized in the subsequent quarter.

Gross Margin

Our gross margin for the three and six months ended March 31, 2002 was ($575,000) and $540,000 or (23.6%) and 9.3% of net revenues, respectively, as compared to $1.4 million and $3.2 million or $21.9% and 25.2% for the three and six months ended March 31, 2001, respectively.

Appiant NA's gross margin on a stand-alone basis for the three and six months ended March 31, 2002 was ($1.0) million and ($658,000) or (1.5%) and (40.1%), respectively, as compared to $267,000 or 9.5% and $1.1 million or 0.1% for the three and six months ended March 31, 2001, respectively. This decrease in gross margin was due to the reduction in legacy revenues as we execute our new business model coupled with the fixed nature of operating costs.

Infotel's gross margin on a stand-alone basis was $474,000 and $1.2 million or 27.1% and 28.7% for the three and six months ended March 31, 2002, respectively, compared to $1.2 million and $2.1 million or 31.4% and 28.5% for the three and six months ended March 31, 2001, respectively. The decrease in gross margin in 2002 was due to an economic slowdown in Asia while the increase in gross margin in 2001 was due to an emphasis on more profitable product lines.

Research and Development

Our industry is characterized by rapid technological change and product innovation. We have changed our business model that requires significant focus on developing new applications to be offered in our hosted inUnison(SM) portal, as well as integrating third party applications. We are also conducting research and development into our own advanced speech recognition to be offered in our portal. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. Our research and development costs expensed for the three and six months ended March 31, 2002 were $521,000 and $1.3 million, respectively. Our capitalized research and development expenditures for the three and six months ended March 31, 2002 amounted to $590,000 and $1.9 million compared to $1.3 million and $1.6 million in the three and six months ended March 31, 2001, respectively. We have adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," ("SOP 98-1") and capitalize our research and development costs related to software development. We began amortizing $10.7 million of these costs on December 17, 2001 as the product was substantially complete and ready for its intended use. We calculate amortization using the straight-line method based on estimated useful lives of 2 to 7 years. Amortization for the quarter ended March 31, 2002 was $782,000. Unamortized, capitalized costs of $7.4 million relate to those projects that are not as yet ready for their intended use.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses ("SG&A") excluding research and development, but including goodwill amortization and impairment charge, as a percentage of net revenues, decreased to 111.98% and 34.4% for the three and six months ended March 31, 2002, respectively, as compared to 84.2% and 82.6% for same period in 2001, respectively.

SG&A expenses for Appiant NA and Infotel on a stand-alone basis was as follows:

                           Three Months Ended        Six Months Ended
                                March 31,                March 31,
                         ----------------------  -----------------------
                            2002        2001        2002        2001
                         ----------  ----------  ----------  -----------

     Appiant NA          $1,042,000  $4,664,000  $1,579,000  $ 8,857,000

     Infotel                688,000     610,000   1,248,000    1,163,000
                         ----------  ----------  ----------  -----------
     Total SG&A Expense  $1,730,000  $5,274,000  $2,827,000  $10,020,000
                         ==========  ==========  ==========  ===========


On a stand-alone basis, Appiant NA's SG&A decreased to $1.0 million and $1.6 million for the three and six months ended March 31, 2002, respectively, compared to $4.7 million and $8.9 million for the same period in 2001, respectively. Appiant NA's SG&A decreased as a percentage of Appiant NA's net revenues to 151.6% and 96.1% for the three and six months ended March 31, 2002, respectively, from 165.6% and 171.0% for the same period in 2001, respectively, mainly because of the significant decrease in North American revenues and expenditures in Sales and Marketing related to the inUnison(SM) service offering.

On a stand-alone basis, Infotel's SG&A increased to $688,000 and $1.2 million from $610,000 and $1.2 million for the three and six months ended March 31, 2002 and 2001, respectively. Infotel's SG&A increased as a percentage of Infotel's net revenues to 39.4% and 29.9% for the three and six months ended March 31, 2002, respectively, from 16.6% and 15.6% for the same period in 2001, respectively, mainly because of the decrease in Infotel's revenues due to a decrease in the sale of radio communications equipment which was unusually high in 2001, as well as a delay in a major order as of March 2002 for approximately $1.4 million, which is expected to be realized in the subsequent quarter.

Amortization of goodwill and other intangibles

Our amortization of goodwill and other intangibles for the three and six months ended March 31, 2002 increased to $994,000 and $2.0 million or 56.9% and 30.8% of net revenue, respectively, from $200,000 and $201,000 or 3.1% and 3.2% of net revenue for the three and six months ended March 31, 2001, respectively. The increase is primarily due to $900,000 and $1.7 million of amortization for the three and six months ended March 31, 2002, respectively, in relation to our acquisition of Quaartz, Inc. in 2001.

Interest income and other

Our interest income and other decreased to $8,000 or 0.3% of net revenues for the three months ended March 31, 2002 from $212,000 or 3.5% for the three and six months ended March 31, 2001. Our interest income and other increased to

$571,000 or 9.8% of net revenues in the six months ended March 31, 2002 from $139,000 or 1.1% for the six months ended March 31, 2001. These changes in interest income and other results primarily from the remeasurement of warrants with registration rights.

Interest expense

Our interest expense increased to $1.8 million and $3.3 million or 72.3% and 57.0% of net revenues in the three and six months ended March 31, 2002, respectively, from $464,000 and $1.4 million or 7.9% and 10.7% in the three and six months ended March 31, 2001, respectively. The increase in interest expense resulted from the accrual of interest and the accretion of discount on the issuance of convertible promissory notes payable issued with warrants on March 21, 2001, June 8, 2001, and in the six-month period ended March 31, 2002. See the Company's Form 10-K for the year ended September 30, 2001 and Note 7 to this Form 10-Q.

Income taxes

We currently have approximately $46.4 million in United States federal net operating loss carry-forwards. The use of certain of these net operating losses are subject to an annual limitation of $250,000. At March 31, 2002, we provided a full valuation allowance against our United States deferred tax asset. We believe that since sufficient uncertainty exists regarding the realization of the deferred tax asset, a full valuation allowance is required. All income tax expense incurred for the six months ended March 31, 2002 relates to our Infotel subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our capital requirements through a combination of sales of equity securities, convertible and other debt offerings, bank borrowings, asset-based secured financing, structured financing and cash generated from operations.

During the six months ended March 31, 2002 net cash used in operating activities was $3.9 million. Net cash used in operating activities reflects our net loss, net of non-cash charges, offset by changes in operating assets and liabilities. Net cash provided by investing and financing activities totaled $3.3 million consisting of proceeds from the issuance of convertible notes, which were offset by purchases of property and equipment and development of software assets.

Future payments due under debt and lease obligations as of March 31:

              Convertible                    Non-Cancelable     Capital
               Promissory      Promissory       Operating        Lease
Fiscal Year  Notes Payable   Notes Payable       Leases       Obligations      Total
-----------  --------------  --------------  ---------------  ------------  -----------
2002         $    4,265,000  $    6,000,000  $       278,000  $    200,000  $10,743,000
2003              4,150,000              --          420,000       203,000    4,773,000
2004                     --              --          300,000        31,000      331,000
2005                     --              --          288,000            --      288,000
2006                     --              --          273,000            --      273,000
Thereafter               --              --          341,000            --      341,000
             --------------  --------------  ---------------  ------------  -----------
             $    8,415,000  $    6,000,000  $     1,900,000  $    434,000  $16,749,000
             ==============  ==============  ===============  ============  ===========

Our principal sources of liquidity at March 31, 2002 were as follows.

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

In November 2001, we issued a warrant to purchase up to 65,789 shares of common stock to Don Morse, as set forth in a Promissory Note and secured by the VoiceTel and Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until November 16, 2006. The exercise price per share of this warrant is $1.52.

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

In December 2001, we issued a warrant to purchase up to 37,500 shares of common stock to Chris Eickman, as set forth in a Promissory Note and secured by the

Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may exercised until December 12, 2006. The exercise price per share of this warrant is $1.20.

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

In January 2002, we issued a warrant to purchase up to 301,205 shares of common stock to Lucien Thomas Baldwin III, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until January 17, 2007. The exercise price per share of this warrant is $1.66.

In January 2002, we issued a warrant to purchase up to 277,778 shares of common stock to Lucien Thomas Baldwin III, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until January 24, 2007. The exercise price per share of this warrant is $1.80.

In February 2002, we issued a warrant to purchase up to 214,286 shares of common stock to Lucien Thomas Baldwin III, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 4,086 shares of common stock to Paul Teck Cheong Lim, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 35,714 shares of common stock to Esmond T. Goei, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 74,143 shares of common stock to Ang Kong Hua, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 14,003 shares of common stock to Koh Kwee Ngee, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 9,787 shares of common stock to Lee Thian Soon, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 9,741 shares of common stock to Keng Tee Low, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 35,714 shares of common stock to Ming Jen Hsu, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 35,714 shares of common stock to Lee Gim Teik, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 63,071 shares of common stock to NatSteel Technology Investment Pte Ltd., as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 4,086 shares of common stock to Phillip Securities, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In March 2002, we issued a warrant to purchase up to 100,000 shares of common stock to Douglas Zorn, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 8, 2007. The exercise price per share of this warrant is $1.54.

In March 2002, we issued a warrant to purchase up to 50,000 shares of common stock to Allen F. Jacobson, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 50,000 shares of common stock to Dr. Gabor Rubanyi, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 50,000 shares of common stock to Robert J. Schmier, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 25,000 shares of common stock to Edward Silberman, as set forth in a Promissory Note and secured by the

Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 50,000 shares of common stock to Douglas Zorn, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

Our capital requirements in the next 12 months will mainly result from hardware and software purchases and professional services to launch our hosted services, as well as costs to develop and execute customer subscriber acquisition programs, marketing and advertising. We anticipate financing hardware, software and related consulting services through structured financing from our vendors and partners. Other financing requirements for customer and subscriber acquisition marketing will need to be financed through equity and debt offerings and cash generated from operations. We will be required to raise additional funds during that period, and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

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

WE HAVE CURRENTLY RECORDED A NET LOSS, WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

The Company recorded a net loss for the six months ended March 31, 2002 and a net loss of $29.9 million on net revenues of $21.7 million for our fiscal year ended September 30, 2001. We also sustained significant losses for the fiscal years ended September 30, 2000 and 1999.

We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability as we build our organization for our new inUnison(SM) business model. In addition, we anticipate beginning amortizing capitalized software and other assets that we have purchased or developed for our new inUnison(SM) business model in our fiscal year 2002. We cannot be certain that we will continue to realize sufficient revenue to return to or sustain profitability.

Our financial condition and results of operations may be adversely affected if we fail to produce positive operating results. This could also:

     -    adversely affect the future value of our common stock;
     -    adversely affect our ability to obtain debt or equity financing on
     -    acceptable terms to finance our operations; and
     -    prevent us from engaging in acquisition activity.

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

We may experience a delay in generating or recognizing revenue because of a number of reasons. We may experience delays in completing our production environment for our new hosted inUnison(SM) unified communications and unified information business. We are dependent on our business partners and vendors to supply us with hardware, software, consulting services, hosting, and other support to launch and operate our new business.

Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

     -    Fluctuations in demand for our products and services;
     - Unexpected product returns or the cancellation or rescheduling of significant orders;
     - Our ability to develop, introduce, ship and support new products and product enhancements, and to project manage orders and installations;
     -    Announcement and new product introductions by our competitors;
     - Our ability to develop and support customer relationships with service providers and other potential large customers;
     -    Our ability to achieve required cost reductions;
     - Our ability to obtain sufficient supplies of sole or limited sourced third party products;
     - Unfavorable changes in the prices of the products and components we purchase;
     - Our ability to attain and maintain production volumes and quality levels for our products;
     -    Our ability to retain key employees;
     -    The mix of products and services sold;
     - Costs relating to possible acquisitions and integration of technologies or businesses; and
     - The effect of amortization of goodwill and purchased intangibles resulting from existing or future acquisitions.
     -    The  effect  of  accounting  for  variable  warrants.

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

OUR NEW PRODUCTS AND STRATEGIC PARTNERING RELATIONSHIPS MAY NOT BE SUCCESSFUL.

We have launched our inUnison(SM) UC/UI product applications that are designed to provide our customers with hosted unifying communications and unifying information solutions. While we believe that our inUnison(SM) applications will provide our customers with scaled, carrier grade IP-based solutions, we cannot assure you that our customers will accept or adopt them on a large scale. Our integration efforts with other third party software has and could continue to result in product delays and cost overruns. We cannot assure you that other software vendors whose software products we license or incorporate into our inUnison(SM) portal will continue to support their products. If these vendors discontinue their support, our business would be adversely affected.

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

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE US TO INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

With the development and launch of our new hosted inUnison(SM) business model, we expect to experience periods of rapid growth which can place significant strain on our resources. Unless we manage this growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect production planning, managing headcount, or inaccurate financial reporting, either or all of which may result in unanticipated fluctuations in our operating results and adverse cash flow and financing requirements. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required among other things to:

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

WE PRESENTLY RELY UPON LEGACY VOICEMAIL SYSTEMS AND ENTERPRISE INFORMATION REVENUES.

For our six months ended March 31, 2002, legacy voicemail systems revenues (which includes customer premises equipment revenues) accounted for 100% of our revenues. Revenue from the sales of enterprise information and call center products accounted for approximately 63.3% of our North America revenue for the fiscal year ended September 30, 2001. The Company discontinued its enterprise information and call center products during fiscal year 2001 and did not record revenues from these products in the quarter ended March 31, 2002. The projected decline in our legacy business will have an adverse effect on our revenues and financial performance. Management believes that future revenues from legacy voicemail systems will steadily decline due to the introduction of inUnison(SM). Our ability to transition our product sales to our UC/UI hosted, recurring revenue model will be critical to our future growth.

THE SALES CYCLE FOR OUR NEW HOSTED APPLICATIONS MAY BE LONG, AND WE MAY INCUR SUBSTANTIAL NON-RECOVERABLE EXPENSES OR DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR OR OCCUR WHEN ANTICIPATED.

Although, we have several thousand subscribers on our hosted inUnison service, the timing of significant recurring revenues from our hosted inUnison(SM) unified communications and unified information applications is difficult to predict because the unified communications and unified information market is relatively new. Our success will depend in large measure on market demand and acceptance of these applications and technologies, our ability to create a brand for our applications and technologies, our ability to target and sell customers and to drive demand for our applications to their customers, our ability to develop pricing models and to set pricing for our applications, and our ability to build market share. We plan initially to provide our hosted applications to service providers such as wireless service providers (WSPs), internet service providers (ISPs), application service providers (ASPs) and competitive local exchange carriers (CLECs). We will need to create sales tools, service provider subscriber use models, methodologies and programs to work with our service provider customers to help devise cooperative advertising and sales campaigns to market and sell our inUnison(SM) applications to their customer. The sales process and sale cycle may vary substantially from customer to customer, and our ability to forecast accurately the sale opportunity for any customer, or to drive adoption of our inUnison(SM) applications in our customers' subscribers may be limited. There is no assurance that we will be successful in selling our applications or achieving targeted subscriber adoption, and our operating and cash flow requirements will be negatively impacted should we fail to achieve our targets within the time frames that we forecast.

Our customers may require various testing and test markets of our hosted applications before they decide to contract with us to provide our hosted inUnison(SM) applications to their subscribers. We may incur substantial sales and marketing and operational expenses and expend significant management effort to carry out these tests. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized within the time frames that we have forecasted, we may be unable to compensate for the shortfall, which could harm our operating and cash flow results.

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

Some of our current suppliers may currently or, at some point, compete with us as we roll out our inUnison(SM) UC/UI applications. Any potential competition from our suppliers could have a material negative impact on our business and financial performance.

WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS.

We have serviced approximately 1,000 customers worldwide. However, the revenues from our five largest customers accounted for approximately 20.6%, 10.3%, 9.1%, 8.2% and 5.2% of total revenues during the six months ended March 31, 2002. No other customer accounted for over 5% of total revenues during this period. This concentration of revenue has resulted in additional risk to our operations, and any disruption of orders from our largest customers would adversely affect on our results of operations and financial condition.

Our Singapore subsidiary, Infotel Technologies (Pte) Ltd., offers a wide range of infrastructure communications equipment products. It has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel is also a networking service provider, and manages data networks for various customers. Infotel's financial performance depends in part on a steady stream of revenues relating to the services performed for Rohde &Schwarz test instruments. Infotel's revenues constituted approximately 72% of our total revenues for the six months ended March 31, 2002. Any material change in our relationship with our manufacturers, including but not limited to Rohde & Schwarz, would materially adversely affect our results of operations and financial condition.

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

With the launch of our inUnison(SM) UC/UI hosted applications, we anticipate a decline in our legacy business revenues and related gross margins as we focus on our UC/UI business. Any delays in the anticipated launch of our inUnison(SM) business plan, coupled with a decline in our legacy business, would have a significant adverse impact on our financial performance and financing requirements.

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

The legacy business of Triad Marketing has declined as we have focused the people and technologies of the Triad business on our new inUnison(SM) UC/UI business and we discontinued its legacy operations.

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

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Infotel, our Singapore subsidiary, accounted for approximately 72% of our revenues for the six months ended March 31, 2002. Infotel accounted for approximately 45% of our revenues for the fiscal year ended September 30, 2001. There are risks associated with our international operations, including, but not limited to:

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

We anticipate that the market for our inUnison(SM) UC/UI business is global. We anticipate that we will be expanding our business operations for our UC/UI applications outside the United States, and project that we will launch our UC/UI business in Asia from our existing Singapore operations in fiscal year 2002. However, we do not yet have established operations for our UC/UI applications outside of the United States, and our business could suffer material adverse results if we cannot build an international organization to launch our UC/UI applications outside of the United States in time to meet market demand or alternative solutions or standards.

OUR STOCK PRICE COULD EXPERIENCE PRICE AND VOLUME FLUCTUATIONS.

The markets for securities such as our common stock historically have experienced extreme price and volume fluctuations. Factors that may adversely affect the market price of our common stock include, but are not limited to, the following:

     - new product developments and our ability to innovate, develop and deliver on schedule our inUnison(SM) UC/UI applications;
     - technological and other changes in the voice-messaging, unified communications, and unified information;
     -    fluctuations  in  the  financial  markets;
     -    general  economic  conditions;
     -    competition;  and
     -    quarterly  variations  in  our  results  of  operations.

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

IF OUR SOFTWARE CONTAINS DEFECTS, WE COULD LOSE CUSTOMERS AND REVENUES.

Software applications that are as complex as ours often contain unknown and undetected errors or performance problems. Many defects are frequently found during the period immediately following the introduction of new software or enhancements to existing software. Furthermore, software which we may license from third parties for inclusion in our inUnison(SM) portal may also have undetected errors or may require significant integration, testing or re-engineering work to operate properly and as represented to our customers. Although we attempt to resolve all errors that we believe would be considered serious by our customers, both our software and any third party software that we license may not be error-free. Undetected errors or performance problems may be discovered in the future, and errors that were considered minor by us may be considered serious by our customers. This could result in lost revenues or delays in customer acceptance, and would be detrimental to our reputation, which could harm our business.

FLUCTUATIONS IN OPERATING RESULTS COULD CONTINUE IN THE FUTURE.

Our operating results may vary from period to period as a result of the length of our sales cycle, purchasing patterns of potential customers, the timing of the introduction of new products, software applications and product enhancements by us and our competitors, technological factors, variations in sales by distribution channels, timing of stocking orders by resellers, competitive pricing, and generally nonrecurring system sales. For our legacy business, sales order cycles range generally from one to twelve months, depending on the customer, the type of solution being sold, and whether we will perform installation, integration and customization services. The period from the execution of a purchase order until delivery of system components to us, assembly, configuration, testing and shipment, may range from approximately one to several months. These factors may cause significant fluctuations in operating results in the future. The sales order cycle for our inUnison(SM) UC/UI applications in a hosted services model can only be projected at this time as we are presently negotiating our first contracts with prospective customers. To the extent that we do not sign up customers to our inUnison(SM) UC/UI applications according to our plan, our financial performance and results from operations could suffer.

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

INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates to our short-term investments and line of credit. At March 31, 2002, our cash and cash equivalents consisted of demand deposits and commercial paper held by large institutions in the U.S. As of March 31, 2002 there was $300,000 balance outstanding under the line of credit. We believe that a 10% change in the long-term interest rates would not have a material effect on our financial condition, results of operations or cash flows.

FOREIGN CURRENCY RISK. International revenues from the Company's foreign subsidiary accounted for approximately 72% of total revenues for the six months ended March 31, 2002. International sales are made from the Company's foreign subsidiary in its respective country.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2002, a default judgment was issued against the Company in favor of an equipment vendor in the amount of $123,000, which is recorded in accounts payable as of March 31, 2002. The Company was successful in having that default
judgment set aside on February 6, 2002.   The Company is in discussions to
establish a mutually agreed upon payment plan and expects to settle this issue.

In October 2001, a software vendor filed suit against the Company for breach of contract totaling approximately $703,000, which is recorded in accounts payable as of March 31, 2002, plus interest and attorney's fees. On December 28, 2001, Appiant filed an answer denying this general demand, and is preparing a counter-suit for return of over $600,000 paid to this vendor. The Company will continue to otherwise vigorously pursue this matter.

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

In January 2002, a note holder filed suit demanding payment on a Note in the amount of $1.2 million. The Company and note holder have negotiated an agreed resolution of these notes involving a repayment plan of a minimum of $100,000 per month until the outstanding balance plus accrued interest is paid in full.

In January 2002, a services and equipment provider filed suit in Texas for breach of contract totaling $117,000 which is recorded in accounts payable as of March 31, 2002. The Company is currently in negotiations to resolve this claim.

In February 2002, two former owners of an acquired entity filed suit for breach of contract regarding the calculation of additional compensation due to them on the second anniversary of the acquisition. The lawsuit seeks approximately $450,000 in damages, interest and attorney's fees. The Company successfully defeated plaintiff's application for a writ of attachment in March 2002. The Company will continue to vigorously defend this matter.

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

In November 2001, we issued a warrant to purchase up to 65,789 shares of common stock to Don Morse, as set forth in a Promissory Note and secured by the VoiceTel and Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until November 16, 2006. The exercise price per share of this warrant is $1.52.

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

In December 2001, we issued a warrant to purchase up to 37,500 shares of common stock to Chris Eickman, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may exercised until December 12, 2006. The exercise price per share of this warrant is $1.20.

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

In January 2002, we issued a warrant to purchase up to 301,205 shares of common stock to Lucien Thomas Baldwin III, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until January 17, 2007. The exercise price per share of this warrant is $1.66.

In January 2002, we issued a warrant to purchase up to 277,778 shares of common stock to Lucien Thomas Baldwin III, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until January 24, 2007. The exercise price per share of this warrant is $1.80.

In February 2002, we issued a warrant to purchase up to 214,286 shares of common stock to Lucien Thomas Baldwin III, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 4,086 shares of common stock to Paul Teck Cheong Lim, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 35,714 shares of common stock to Esmond T. Goei, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 74,143 shares of common stock to Ang Kong Hua, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 14,003 shares of common stock to Koh Kwee Ngee, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 9,787 shares of common stock to Lee Thian Soon, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 9,741 shares of common stock to Keng Tee Low, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 35,714 shares of common stock to Ming Jen Hsu, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 35,714 shares of common stock to Lee Gim Teik, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 63,071 shares of common stock to NatSteel Technology Investment Pte Ltd., as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In February 2002, we issued a warrant to purchase up to 4,086 shares of common stock to Phillip Securities, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until February 8, 2007. The exercise price per share of this warrant is $1.40.

In March 2002, we issued a warrant to purchase up to 100,000 shares of common stock to Douglas Zorn, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 8, 2007. The exercise price per share of this warrant is $1.54.

In March 2002, we issued a warrant to purchase up to 50,000 shares of common stock to Allen F. Jacobson, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 50,000 shares of common stock to Dr. Gabor Rubanyi, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 50,000 shares of common stock to Robert J. Schmier, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 25,000 shares of common stock to Edward Silberman, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 50,000 shares of common stock to Douglas Zorn, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2002.

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

Date:  May 20, 2002

                                     By:  /s/ DOUGLAS S. ZORN
                                          -------------------------------------
                                          Douglas S. Zorn
                                          President and Chief Executive Officer