Form 10-Q
period 2002-06-30
APPIANT TECHNOLOGIES INC
filed 2002-08-19
CIK 1025985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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


                                 YES [X] NO [ ]


As of August 15, 2002, there were 16,229,900 shares of Common Stock outstanding.

                                 TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets at June 30, 2002 and September
          30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

          Condensed Consolidated Statements of Operations and Comprehensive
          Loss for the three and nine months ended June 30, 2002 and 2001. . . . .  4

          Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . .  5

          Notes to Condensed Consolidated Financial Statements . . . . . . . . . .  7

Item 2..  Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk. . . . . . .  27

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . .  36

Item 3.   Defaults on Senior Securities . . . . . . . . . . . . . . . . . . . . .  40

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . .  40

Item 5.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .  40

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   40

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

                     APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       June 30,      September 30,
                                                         2002            2001
                                                     -------------  ---------------
                                                             (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . .  $  1,153,000   $    3,379,000
Restricted cash . . . . . . . . . . . . . . . . . .       117,000          117,000
Accounts receivable, less allowance for doubtful
  accounts of $288,000 and $328,000 . . . . . . . .     1,670,000        1,123,000
Inventory . . . . . . . . . . . . . . . . . . . . .       666,000          890,000
Equipment at customers under integration. . . . . .            --          206,000
Prepaid expenses and other. . . . . . . . . . . . .     1,119,000          418,000
                                                     -------------  ---------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .     4,725,000        6,133,000
Property and equipment, net . . . . . . . . . . . .     3,439,000        5,381,000
Capitalized software, net . . . . . . . . . . . . .    16,628,000       16,664,000
Goodwill and other intangible assets, net . . . . .     7,078,000       10,255,000
Other assets. . . . . . . . . . . . . . . . . . . .       234,000        1,933,000
                                                     -------------  ---------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $ 32,104,000   $   40,366,000
                                                     =============  ===============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Lines of credit . . . . . . . . . . . . . . . . . .  $    300,000   $      300,000
Accounts payable. . . . . . . . . . . . . . . . . .     6,888,000        8,834,000
Accrued liabilities . . . . . . . . . . . . . . . .     3,078,000        3,209,000
Deferred revenue. . . . . . . . . . . . . . . . . .       450,000        1,041,000
Income tax payable. . . . . . . . . . . . . . . . .        76,000          302,000
Accrued liability related to warrants . . . . . . .        64,000        1,818,000
Convertible promissory notes payable, net of
  discounts . . . . . . . . . . . . . . . . . . . .     3,830,000        2,700,000
Notes payable . . . . . . . . . . . . . . . . . . .    10,262,000        5,726,000
Capital lease obligations, current portion. . . . .       350,000        4,085,000
                                                     -------------  ---------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . .    25,298,000       28,015,000
Long term notes payable . . . . . . . . . . . . . .       419,000          379,000
Capital lease obligations, net of Current portion .       319,000           93,000
Other . . . . . . . . . . . . . . . . . . . . . . .        27,000           39,000
                                                     -------------  ---------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . .    26,063,000       28,526,000
REDEEMABLE CONVERTIBLE PREFERRED STOCK. . . . . . .       253,000          253,000
STOCKHOLDERS' EQUITY
Common stock. . . . . . . . . . . . . . . . . . . .       159,000          157,000
Additional paid-in capital. . . . . . . . . . . . .    86,679,000       80,657,000
Unearned stock-based compensation . . . . . . . . .       (94,000)        (401,000)
Accumulated deficit . . . . . . . . . . . . . . . .   (81,077,000)     (68,364,000)
Accumulated other comprehensive loss. . . . . . . .       121,000         (462,000)
                                                     -------------  ---------------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . .     5,788,000       11,587,000
                                                     -------------  ---------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $ 32,104,000   $   40,366,000
                                                     =============  ===============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                          APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                          (unaudited)


                                        Three Months Ended              Nine Months Ended
                                              June 30,                      June 30,
                                     ---------------------------  ----------------------------
                                         2002          2001           2002           2001
                                     ------------  -------------  -------------  -------------
NET REVENUES:
Products and integration services .  $        --   $  1,852,000   $    687,000   $  5,236,000
Other services. . . . . . . . . . .    2,693,000      4,272,000      7,825,000     13,503,000
                                     ------------  -------------  -------------  -------------
TOTAL NET REVENUES. . . . . . . . .    2,693,000      6,124,000      8,512,000     18,739,000
COST OF REVENUES:
Products and integration services .           --      1,609,000      2,131,000      4,790,000
Other services. . . . . . . . . . .    4,012,000      3,950,000      7,161,000     10,204,000
                                     ------------  -------------  -------------  -------------
TOTAL COST OF REVENUES. . . . . . .    4,012,000      5,559,000      9,292,000     14,994,000
                                     ------------  -------------  -------------  -------------
GROSS (LOSS) PROFIT . . . . . . . .   (1,319,000)       565,000       (780,000)     3,745,000
OPERATING EXPENSES:
Selling, general and
  administrative. . . . . . . . . .    1,955,000      3,746,000      4,758,000     13,766,000
Research and development. . . . . .      327,000        965,000      1,465,000      2,175,000
Amortization of goodwill and other
  intangibles . . . . . . . . . . .    1,287,000        558,000      3,323,000        960,000
Impairment of equipment and
  capitalized software intangibles            --      3,699,000             --      3,699,000
Release of capitalized lease
  obligation. . . . . . . . . . . .           --             --     (2,839,000)            --
                                     ------------  -------------  -------------  -------------
TOTAL OPERATING EXPENSES. . . . . .    3,569,000      8,968,000      6,707,000     20,600,000
LOSS FROM OPERATIONS. . . . . . . .   (4,888,000)    (8,403,000)    (7,487,000)   (16,855,000)
OTHER INCOME (EXPENSE):
Interest income . . . . . . . . . .        1,000         39,000        410,000        219,000
Interest expense. . . . . . . . . .   (2,867,000)    (7,576,000)    (6,185,000)    (8,929,000)
Other . . . . . . . . . . . . . . .      407,000        417,000        569,000        376,000
                                     ------------  -------------  -------------  -------------
Total other expense . . . . . . . .    2,459,000     (7,120,000)    (5,206,000)    (8,334,000)
Loss from continuing operations
  before income tax . . . . . . . .   (7,347,000)   (15,523,000)   (12,693,000)   (25,189,000)
Provision for income tax. . . . . .           --         54,000         20,000        280,000
                                     ------------  -------------  -------------  -------------
NET LOSS. . . . . . . . . . . . . .   (7,347,000)   (15,577,000)   (12,713,000)   (25,469,000)
Preferred dividends . . . . . . . .           --             --             --      7,626,000
                                     ------------  -------------  -------------  -------------
NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS. . . . . . . . . . .  $(7,347,000)  $(15,577,000)  $(12,713,000)  $(33,095,000)
                                     ============  =============  =============  =============

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE. . . . . . . . . . .  $     (0.45)  $      (1.05)  $      (0.79)  $      (2.42)
                                     ============  =============  =============  =============

COMPREHENSIVE LOSS
Net loss. . . . . . . . . . . . . .  $(7,347,000)  $(15,577,000)  $(12,713,000)  $(33,095,000)
Other comprehensive income
  Translation gain (loss) . . . . .      433,000        (11,000)       583,000        (74,000)
                                     ------------  -------------  -------------  -------------
COMPREHENSIVE LOSS. . . . . . . . .  $(6,914,000)  $(15,588,000)  $(12,130,000)  $(33,169,000)
                                     ============  =============  =============  =============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                         APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)

                                                                      Nine Month Ended
                                                                          June 30,
                                                                ----------------------------
                                                                    2002           2001
                                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(12,713,000)  $(25,469,000)
Reduction in allowance for doubtful accounts . . . . . . . . .       (40,000)       (59,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . .     3,298,000      1,755,000
    Accretion of discounts on notes payable. . . . . . . . . .     4,091,000             --

    Amortization of goodwill and other intangible assets . . .     3,269,000        960,000

    Impairment of equipment and capitalized software . . . . .            --      3,699,000
    Stock-based compensation relating to stock options and
      warrants . . . . . . . . . . . . . . . . . . . . . . . .        95,000     (2,015,000)
    Release of capitalized lease obligation. . . . . . . . . .    (2,839,000)      (157,000)
    Deemed interest expense related to notes payable at a
      discount . . . . . . . . . . . . . . . . . . . . . . . .            --        190,000
    Deemed interest expense related to notes payable at a
      discount . . . . . . . . . . . . . . . . . . . . . . . .            --      1,274,000
    Amortization of discount on notes payable to related party            --        950,000
    Cost of additional warrants issued to related party. . . .            --      3,799,000
    Amortization of discount on notes payable. . . . . . . . .            --        171,000
    Amortization of issuance costs on notes payable. . . . . .            --         17,000
    Remeasurement of warrants due to registration requirements            --      1,120,000
Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . .      (270,000)     1,121,000
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . .       430,000        729,000
  Prepaid expenses and other . . . . . . . . . . . . . . . . .       (89,000)      (812,000)
  Other assets . . . . . . . . . . . . . . . . . . . . . . . .       957,000       (337,000)
  Accounts payable and other current liabilities . . . . . . .    (3,338,000)     3,491,000
  Accrued liability related to warrants. . . . . . . . . . . .        65,000      2,402,000
  Income tax payable . . . . . . . . . . . . . . . . . . . . .      (230,000)         5,000
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . .      (591,000)      (741,000)
                                                                -------------  -------------
CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . .    (7,905,000)    (7,907,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . .            --          3,000
Cash acquired in connection with acquisition . . . . . . . . .        89,000         22,000
Capitalization of software development costs . . . . . . . . .    (1,800,000)    (2,198,000)
Purchase of property and equipment . . . . . . . . . . . . . .      (382,000)    (1,582,000)
                                                                -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . .    (2,093,000)    (3,755,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment under line of credit . . . . . . . . . . . . . . . .            --       (343,000)
Proceeds from draw on equity line. . . . . . . . . . . . . . .            --      1,745,000
Proceeds from issuance of notes, convertible notes and
  warrants . . . . . . . . . . . . . . . . . . . . . . . . . .     7,065,000      5,000,000
Proceeds from issuance of Series B preferred Stock, net of
  issuance costs . . . . . . . . . . . . . . . . . . . . . . .            --      4,959,000
Proceeds from warrants and options exercised for common stock.            --      1,746,000
Principal payments on capital lease obligations. . . . . . . .       263,000     (2,798,000)
Principal payment on notes payable to stockholders . . . . . .      (140,000)            --
                                                                -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . .     7,188,000     10,309,000
Effect of exchange rate changes on cash. . . . . . . . . . . .       584,000       (273,000)
                                                                -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . .    (2,226,000)    (1,626,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . .     3,379,000      5,603,000
                                                                -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . .  $  1,153,000   $  3,977,000
                                                                =============  =============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Nine Months Ended
                                                             June 31,
                                                      -----------------------
                                                         2002        2001
                                                      ----------  -----------
Supplemental disclosures for cash flow information:
 Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . .  $   28,000  $   647,000
  Income taxes . . . . . . . . . . . . . . . . . . .      24,000       89,000

NONCASH TRANSACTIONS:
 Beneficial conversion feature on convertible
  promissory Notes payable . . . . . . . . . . . . .   6,402,000           --
  --Reclassification of warrant liability to equity.     670,000           --
 Write-off of assets related to release of capital
  lease liability. . . . . . . . . . . . . . . . . .     682,000           --
 Property and equipment and software acquired under
  capital leases . . . . . . . . . . . . . . . . . .          --    5,720,000
 Deemed dividend on beneficial conversion feature
  of Series B Preferred Stock. . . . . . . . . . . .          --    7,626,000
 Recognition of beneficial conversion feature on
  notes payable. . . . . . . . . . . . . . . . . . .          --    2,548,000
 Allocation of proceeds to fair value of warrants
  issued on notes payable. . . . . . . . . . . . . .          --    5,330,000
 Issuance of warrants to strategic partner in
  conjunction with convertible debentures. . . . . .          --      546,000
 Issuance of warrants to underwriters in conjunction
  with sale of Series B Preferred Stock. . . . . . .          --    1,107,000
 Modification of warrant exercise price in
  conjunction with sale of Series B Preferred Stock.          --    1,847,000
 Liability for future issuance of common stock to
  underwriters in conjunction with sale of Series B
  Preferred Stock. . . . . . . . . . . . . . . . . .          --      573,000
 Payable for purchases of property and equipment and
  software . . . . . . . . . . . . . . . . . . . . .          --    4,974,000
 Costs of borrowings on equity line. . . . . . . . .          --    1,745,000
 Conversion of advances to Series B Preferred Stock           --    3,500,000
 Issuance of common stock in Quaartz acquisition . .          --    8,310,000
 Conversion of Series B Preferred Stock into Common
  Stock. . . . . . . . . . . . . . . . . . . . . . .          --    4,678,000
                                                      ----------  -----------
TOTAL NONCASH TRANSACTIONS . . . . . . . . . . . . .  $7,754,000  $48,504,000
                                                      ==========  ===========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit or review, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The balance sheet as of September 30, 2001 is derived from the Company's audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2001 but does not include all disclosures required by generally accepted accounting principles in the United States.
These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending September 30, 2002.

The consolidated financial statements include our results as well as the results of our significant operating subsidiaries: Appiant Technologies North America, Inc. ("Appiant NA") and Infotel Technologies (Pte) Ltd ("Infotel").

Appiant NA revenues were 10.4% and 22.6% of consolidated net revenues for the three and nine months ended June 30, 2002 and 2001, respectively. Infotel revenues were 89.6% and 77.4% of consolidated net revenues for the nine months ended June 30, 2002 and 2001, respectively.

LIQUIDITY

The consolidated financial statements of the Company and its subsidiaries contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company recorded a net loss of $12.7 million on net revenues of $8.5 million for the nine months ended June 30, 2002 and sustained significant losses for the fiscal years ended 2001 and 2000. At June 30, 2002, the Company had an accumulative deficit of $81.0 million. As a result, the Company will need to generate significantly higher revenue to reach profitability as the organization of the new inUnison(SM) portal business is built. In addition, the amortization of capitalized software and other assets that the Company has purchased or developed for the new inUnison(SM) portal commenced on December 17, 2001. The Company is developing other technologies and amortization of the costs associated with these technologies will commence upon the completion of development.

Management's plans to reverse the recent trend of losses are to increase revenues and gross margins while controlling costs, primarily based on expected revenues for the Company's inUnison(SM) portal services applications. Continued existence of the Company is dependent on the Company's ability to obtain adequate funding and eventually establish profitable operations. The Company intends to obtain additional equity and/or debt financing in order to further finance the market introduction of its inUnison(SM) portal services and to meet working capital requirements. There remains significant uncertainly, however, about the Company's ability to continue as going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   NET LOSS PER SHARE

Net loss per share for both basic net loss per share, which is the weighted-average number of common shares outstanding, and diluted net loss per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, is calculated using the treasury stock method. For the three and nine months ended June 30, 2002 and 2001, dilutive potential common shares outstanding reflects convertible promissory notes payable, convertible preferred stock, and shares and warrants to purchase the Company's common stock. The following table summarizes the Company's net loss per share computations for the three and nine months ended June 30, 2002 and 2001 (in thousands, except per share amounts):

                                      Three Months Ended    Nine Month Ended
                                           June 30,             June 30,
                                      -------------------  --------------------
                                        2002      2001       2002       2001
                                      --------  ---------  ---------  ---------
Net loss                              $(7,347)  $(15,577)  $(12,713)  $(25,469)
Preferred stock dividends                  --         --         --     (7,626)
                                      --------  ---------  ---------  ---------
Basic net loss applicable to common
  stock                               $(7,347)  $(15,577)  $(12,713)  $(33,095)
                                      ========  =========  =========  =========

Weighted average shares used in net
  loss per share - basic and diluted   16,188     14,854     16,055     13,684
                                      ========  =========  =========  =========

Net income (loss) per share - basic
  and diluted                         $ (0.45)  $  (1.05)  $  (0.79)  $  (2.42)
                                      ========  =========  =========  =========

Antidilutive Securities:
Shares issuable under employee
  common stock plans and warrants
  exercisable                          10,018      8,579     10,018      8,579
Convertible promissory notes           18,934      2,380     18,934      2,380
Shares issuable for convertible
  preferred shares                         69         36         69         36
                                      --------  ---------  ---------  ---------
Antidilutive securities not
  included in net loss per share
  calculation                          29,021     10,995     29,021     10,995
                                      ========  =========  =========  =========


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

Our capitalized research and development expenditures were $1.7 million for the nine months ended June 30, 2002 and $1.6 million in the nine months ended June 30, 2001. On December 17, 2001 the Company began amortizing $10.4 million of these costs as the capitalized software was substantially complete and ready for its intended use. Amortization for the quarter ended June 30, 2002 was $943,000 and $1.8 million since we began amortizing capitalized software in December 2001. Unamortized, capitalized costs of $7.4 million relate to those projects that are not as yet ready for their intended use.

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

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor s products and, therefore, should be deducted from revenue when recognized in the vendor s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company has adopted these issues in fiscal year 2002 and during the nine months ended June 30, 2002, we recorded $42,000 000 of revenues from our inUnison(SM) services, and offset an additional $180,000 were offset by certain costs incurred in association with related business-partner arrangements.

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

At June 30, 2002, the Company leased other computer equipment and software under capital leases. These leases extend for varying periods through 2004.

Equipment and software under capital leases included in property and equipment are as follows:

                                  June 30,     September 30,
                                    2002           2001
                                 -----------  ---------------

Equipment and software           $1,193,000   $    2,120,000
Less:  accumulated amortization    (480,000)        (614,000)
                                 -----------  ---------------
                                 $  713,000   $    1,506,000
                                 ===========  ===============

Future capital lease payments are as follows:


                                           March 31,
                                             2001
                                          -----------
Fiscal Year
    2002                                  $  162,000
    2003                                     363,000
    2004                                      31,000
                                          -----------
                                             666,000
Less amount representing interest            (99,000)
                                          -----------
Present value of minimum future payments     567,000
Less current portion                        (350,000)
                                          -----------
                                          $  217,000
                                          ===========

CONTINGENCIES

In October 2001, a software vendor filed suit against the Company for breach of contract totaling approximately $703,000 plus interest and attorney's fees. On December 28, 2001, Appiant filed an answer denying this general demand, and is preparing a counter-suit for return of over $600,000 paid to this vendor. In August 2002, the parties entered into a mutual settlement agreement and release of claims wherein the Company has agreed to make cash payments totaling $200,000 between February 2003 and May 2003, and will issue warrants to purchase 50,000 shares of Appiant common stock at an exercise price of $0.37.

In January 2002, a default judgment was issued against the Company in favor of an equipment vendor in the amount of $123,000. The Company was successful in
having that default judgment set aside on February 6, 2002.   The Company
subsequently entered into a mutual settlement agreement and release of claims in July 2002 wherein the Company has agreed to make payments totaling $69,000 over the next four months.

In January 2002, a services and equipment provider filed suit in Texas for breach of contract totaling $117,000. The Company is currently in negotiations to resolve this claim.

In May 2002, a customer requested indemnification of its internal defense costs and expenses arising from its defense of a lawsuit involving claims of infringement of certain patents which Appiant has licensed and which are included in Appiant's legacy voice mail product. In lieu of seeking reimbursement from Company of future defense fees, the customer offered to accept a subrogated assignment of the Company's indemnification rights form the patent owner. The Company agreed to tender the indemnification claim on to the patent owner and assign that claim to the customer to directly seek indemnification. The Company believes that this assignment to the customer will be the final resolution of this matter.

In May 2002, a note holder tendered notice of the Company's default on a settlement agreement and release relating to a $2.75 million indebtedness arising out of the cancelled notes. The Company is currently in negotiations toward an agreement to cure the default and amend the payment plan called for in the settlement agreement.

In June 2002, the Company's former trademark counsel tendered notice of its claim for $51,260.26 in unpaid fees and indicated that it would file suit to collect these fees. The Company disputes some of these fees, but intends to work with counsel towards a mutually agreed resolution of the matter.

In June and July 2002, several holders of debentures issued in April 2002 provided formal notices of default by the company for failing to register the shares underlying the debentures or receive shareholder approval of the issuance of all underlying shares. The Company and the debenture holders are currently in discussions regarding options for curing these defaults and/or otherwise resolving the matter.

In July 2002, a former vendor tendered notice of a demand for payment of approximately $200,000 alleging breach of contract and open book account. The Company disputes the claims as stated, and intends to work with the vendor towards a mutually agreed resolution of the matter.

In July 2002, counsel claiming to represent holders of certain Promissory Notes due in June 2003 wrote the Company claiming that material information was withheld from certain unidentified note holders by the Company when the Notes were issued in June 2001. The Company is investigating this claim and has requested information from the note holders, and intends to continue to vigorously defend the matter.

In July 2002, a former supplier of equipment filed suit against the Company for breach of contract and breach of guarantee totaling $419,581.95 plus interest and attorney's fees. The Company's time to respond to the suit has not yet passed. The Company is investigating the claim and intends to work with the vendor towards a mutually agreed resolution of the matter.

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


7.   CONVERTIBLE PROMISSORY NOTES PAYABLE AND WARRANTS

Effective April 19, 2002, Appiant commenced a secured financing of up to $4,025,000 with certain accredited investors ("Investors") pursuant to a Debenture and Warrant Purchase Agreement (the "Agreement"), dated April 19, 2002. As of May 28, 2002, $3,525,000 of Convertible Debentures including $105,750 of Debentures issued as a finder's fee had closed. Under the terms of the Agreement, Appiant agreed to issue to the Investors Convertible Debentures bearing an interest rate of 8%. The Convertible Debentures may be converted into unregistered, restricted shares of Appiant Common Stock for a purchase price per share equal to the lower of (a) $1.21, which was the deemed closing price and was determined based on the closing bid prices of the Common Stock for the five trading days immediately prior to the closing date of the initial sale of the Debentures, or (b) the average of the two lowest closing bid prices of Appiant shares for the 20-day period immediately preceding any conversion. The Convertible Debenture can be converted, at the option of the holder, at any time until one year after the Closing Date. In the event the Convertible Debentures are not converted, Appiant has the option to repay the indebtedness. Appiant also has the right to redeem the Convertible Debentures prior to maturity for an amount per share equal to 110% to 125% of the principal amount of the Convertible Debentures being redeemed, as determined by the date of redemption.

In addition, Appiant issued to Investors warrants to purchase up to an aggregate of 1,456,612 shares of unregistered, restricted Appiant Common Stock on the total financing of $3,525,000. Appiant has also agreed to issue warrants for 100,000 shares of unregistered, restricted Appiant Common Stock as part of the finders fee for this financing. The warrants have a term of five years and are exercisable at a warrant price equal to 110% of the closing price or $1.33 per share. The estimated value of the warrants of $1,635,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.375%, a dividend yield of 0% and volatility of 133%. The allocation of the Convertible Notes proceeds to the fair value of the warrants of $1,109,000 was recorded as a discount on the Convertible Notes and as additional paid-in capital. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $1,982,000 additional paid-in capital, and a discount on the notes payable, which is accreted over the note maturity period to interest expense. As a result, these discounts are accreted over the note maturity period and $727,000 was recorded as non-cash interest expense for the three months ended June 30, 2002.

Terms of the financing also provide that the Investors may nominate up to two additional members to the Appiant Board of Directors, and provide the Investors certain rights and options regarding possible future equity based financings by Appiant. Appiant paid a cash finder's fee of 7% and Convertible Debentures of 3% and warrants to purchase 100,000 shares of Common Stock, and other related expenses. No underwriters were involved in this private placement.

The sale of the debentures and the warrants to the investors was exempt from the registration provisions of the Securities Act, under Sections 4(2) and 4(6) of the Securities Act, and the rules and regulations there under, because of the nature of the offerees and Investors and the manner in which the offering was conducted. The investors have acknowledged that the securities cannot be resold unless registered or exempt from registration under the securities laws. Appiant has agreed to register for resale on Form S-3 up to 12,000,000 shares of the Common Stock (the "Registrable Shares") issued to the Shareholders as soon as practicable following the Effective Date. Moreover, Appiant has agreed to seek shareholder approval of the issuance of the Registrable Shares in excess of 19.99% of issued and outstanding Appiant Common Stock.

In addition, the Company entered into several Convertible Promissory Notes Payable (the "Convertible Notes") in the aggregate principal amount of $125,000 with a related party. The Notes accrue interest at 10% per annum, which is payable in common stock at the time of conversion and are collateralized by the Company's legacy business accounts receivables, and the assets of the Infotel subsidiary, and matured on various dates from April 30, 2002 through June 22, 2002. The conversion price is equal to the lower of 90% of the closing price of the Company's common stock on the trading day immediately preceding the maturity date, or 90% of any subsequent interim financing that occurs between the issuance date of the notes and the maturity date. Upon conversion, the Convertible Notes have no specific registration rights. As of June 30, 2002, the aggregate amount of $90,000 of these Convertible Notes had been redeemed.

In connection with these Convertible Notes, the Company issued warrants to purchase 123,174 shares of the Company's common stock at an exercise price of ranging from $0.90 per share to $1.26 per share. The estimated value of the warrants of $40,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.375%, a dividend yield of 0% and volatility of 133%. The allocation of the Convertible Notes proceeds to the fair value of the warrants of $ 39,000 was recorded as a discount on the Convertible Notes and as additional paid-in capital. Upon exercise of the warrants, the holder has no specific registration rights. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $70,000 additional paid-in capital, and a discount on the notes payable, which is accreted over the note maturity period to interest expense. As a result, these discounts are accreted over the note maturity period and $26,000 was recorded as non-cash interest expense for the three months ended June 30, 2002.

During the three months ended March 31, 2002, the Company entered into several Convertible Promissory Notes Payable (the "Convertible Notes") with certain investors in the aggregate principal amount of $2,025,000, of which $1,550,000 was with members of the board of directors or shareholders. The Notes accrue interest at 10% per annum, which is payable in common stock at the time of conversion and are collateralized by the Company's legacy business accounts receivables, and the assets of the Infotel subsidiary, and mature on various dates from April 30, 2002 through October 15, 2002. The conversion price is equal to the lower of 90% of the closing price of the Company's common stock on the trading day immediately preceding the maturity date, or 90% of any subsequent interim financing that occurs between the issuance date of the notes and the maturity date. Upon conversion, the Convertible Notes have no specific registration rights.

In connection with these Convertible Notes, the Company issued warrants to purchase 1,315,000 shares of the Company's common stock at an exercise price of ranging from $1.32 per share to $1.80 per share. The estimated value of the warrants of $1,878,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.375%, a dividend yield of 0% and volatility of 145%. The allocation of the Convertible Notes proceeds to the fair value of the warrants of $974,000 was recorded as a discount on the Convertible Notes and as additional paid-in capital. Upon exercise of the warrants, the holder has no specific registration rights. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $1,051,000 additional paid-in capital, and a discount on the notes payable, which is accreted over the note maturity period to interest expense. As a result, these discounts are accreted over the note maturity period and $826,000 and $ 1,324,000 were recorded as non-cash interest expense for the three months and nine months ended June 30, 2002, respectively.

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

In connection with these Convertible Notes, the Company issued warrants to purchase 945,000 shares of the Company's common stock at an exercise price of ranging from $1.20 per share to $1.77 per share. The estimated value of the warrants of $1,269,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.92%, a dividend yield of 0% and volatility of 148%. The allocation of the Convertible Notes proceeds to the fair value of the warrants of $663,000 was recorded as a discount on the Convertible Notes and as additional paid in capital. Upon exercise of the warrants, the holder has no specific registration rights. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $726,000 additional paid-in capital, and a discount on the notes payable. These discounts are accreted over the note maturity period and $82,917 and $1,325,000 were recorded as non-cash interest expense for the three months and nine months ended June 30, 2002, respectively.

Under the June 8, 2001 Convertible Notes Payable purchase agreement, the common stock issuable pursuant to the conversion of the notes and exercise of the related warrants were to be registered within 30 days after the next round of financing. Due to the registration requirement, the warrants were classified as liabilities and re-measured at each reporting date. On December 1, 2001, certain of the warrant agreements were amended to remove the requirement to register the common stock under these warrants. Accordingly, the liability related to these warrants on December 1, 2001 of $670,000 was reclassified to stockholders' equity, additional paid-in capital.

Under the April 19, 2002, Debenture and Warrant Purchase Agreement, the conversion price is not fixed. Due to this uncertainty in price, EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" applies. In accordance with the provisions of EITF 00-19, the Company estimated the fair value of all outstanding warrants as of June 30, 2002, using the Black-Scholes option-pricing model with the following assumptions: Volatility of 133%; dividend yield of 0%; risk-free interest rate of 4.080%; and expected lives of 5 years. The value of all warrants as of June 30, 2002, was estimated at $1,496,000, which was recorded as a reclassification from additional paid-in capital to notes payable. For future quarters, the value of these warrants will be re-calculated based on their market value at quarter end.

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

Infotel is a distributor and integrator of telecommunications and other electronics products operating in Singapore and provides radar system integration, turnkey project management, networking and test instrumentation services. Infotel derives substantially all of its revenue from sales in Singapore. There are no inter-segment revenues.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for fiscal year ended September 30, 2001.

                                      APPIANT NA(1)     INFOTEL         TOTAL
                                      --------------  ------------  -------------
THREE MONTHS ENDED June 30, 2002
  Net revenues to external customers  $     281,000   $ 2,412,000   $  2,693,000
  Loss from operations                   (4,790,000)      (98,000)    (4,888,000)
  Non-current assets                     27,207,000       170,000     27,377,000

THREE MONTHS ENDED June 30, 2001
  Net revenues to external customers  $   2,531,000   $ 3,593,000   $  6,124,000
  Income (loss) from operations         (15,735,000)      158,000    (15,577,000)
  Non-current assets                     42,097,000    10,014,000     52,111,000


NINE MONTHS ENDED June 30, 2002
  Net revenues to external customers  $   1,924,000   $ 6,588,000   $  8,512,000
  Loss from operations                   (7,146,000)     (341,000)    (7,487,000)
  Non-current assets                     27,207,000       170,000     27,377,000

NINE MONTHS ENDED June 30, 2001
  Net revenues to external customers  $   7,711,000   $11,028,000   $ 18,739,000
  Income (loss) from operations         (26,240,000)      771,000    (25,469,000)
  Non-current assets                     42,097,000    10,014,000     52,111,000

     (1) Includes corporate expenses. Additionally, management reports include goodwill for Infotel in total assets.

9.  SUBSEQUENT EVENTS

     On July 2, 2002, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that, for the previous 30 consecutive trading days, the price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the "Rule"). Therefore, in accordance with Rule 4310(c)(8)(D), the Company has 180 calendar days, or until December 30, 2002, to regain compliance. If compliance with the Rule cannot be demonstrated by that date and if the Company meets the initial listing requirements for inclusion on the Nasdaq SmallCap Market it will be given an addition 180 days to regain compliance or Company's securities will be delisted from the Nasdaq SmallCap Market. The Company is considering its alternatives with respect to regaining compliance with the Rule. The delisting of the Company's common stock would have a significant adverse effect on the stock's liquidity.

     As of July 19, 2002, two members of the Appiant Technologies, Inc. Board of Directors, Allen F. Jacobson and Robert J. Schmier, resigned their positions due to personal and business reasons unrelated to Appiant. On August 2, 2002 the company received notice from the Nasdaq Stock Market, Inc. that because of the resignation of the two outside board members, the company does not meet the independent director and audit committee requirements for continue listing on the Nasdaq Stock Market under Marketplace Rules 4350(c) and 4350(d)(2) (the "Rules"). On August 15, 2002, Robert Landis and Fred E. Tannous became outside members of the Company's Board of Directors. Both Mr. Landis and Mr. Tannous have been appointed to the audit and compensation committees of the Company. These changes are not expected to have a material impact on the operation of the Company and result in the Company regaining compliance with the Nasdaq Market Rules for continued listing.

     On August 9, 2002, Appiant and the primary reseller of Appiant's inUnison(SM) unified communication system, InPhonic, Inc., entered into a series of agreements. In the first part of the agreements, InPhonic agreed to purchase certain Appiant assets, including the Company's data processing center, and lease them back to Appiant. The three-year equipment lease agreement provides for sub-market rate payments for the first six months. Lease payments subsequently increase to market rate for the following 30 months. This transaction represents a $600,000 net cash benefit to Appiant over the next two fiscal quarters. In the second part of the agreements, InPhonic purchased a broader license for Appiant's inUnison(SM) product resulting in a $900,000 cash benefit to Appiant. In the third and final part of the agreements, Appiant and InPhonic agreed that InPhonic would make minimum monthly payments to Appiant based on an assumed minimum of 10,000 paying subscribers. This provides Appiant consistent and predicable revenue as it continues to build sales of inUnison(SM). The total cash benefit of this transaction will be determined from the number of actual subscribers in any given period. As additional consideration for these agreements, the Company granted InPhonic additional warrants to purchase a number of common shares of Appiant stock equal to 19.9% of all outstanding shares. The warrant exercise price for 200,000 warrants granted in 2001 is $2.00, while the additional warrants issued August 9, 2002 are exercisable at $0.01 per share. For twelve months after August 9, 2002, the number of warrants issued to InPhonic may increase proportional to any increase in the total number of outstanding common shares, such that InPhonic will continue to maintain rights to purchase 19.99% of all outstanding shares during that period. The Company expects that these agreements will benefit the Company's cash flow and marketing positions.


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

On June 24, 2002, in an insignificant dollar value transaction, the Company sold certain assets of VoicePlus, Inc., to Intermedia Technologies, Inc. of Reno, Nevada. VoicePlus was a discontinued legacy division of Appiant providing
support and maintenance to installed voicemail systems.    In exchange for
registered trademarks, use of the VoicePlus' customer list and certain assets, the terms of the agreement provide for Appiant to be relieved of certain debts and obligations and for five Appiant employees to be outplaced and available for hire by Intermedia. Management believes this divestiture will not have a materially adverse effect on the company's operations.

While we have been and are in the process of launching our new, hosted unified communications and unified information applications business model, our results for the three and nine months ended June 30, 2002 reflect generally the results of our legacy business in North America, as well as that of Infotel.

Our revenues for the three and nine months ended June 30, 2002 were derived primarily from our legacy businesses. During the three and nine months ended June 30, 2002, we received revenue from beta testing and activation fees of our inUnison(SM) services totaling $200,000 and $541,000 which was deferred in accordance with our revenue recognition policy. During the second quarter of fiscal 2002, we began recognizing the beta revenue. During the nine months ended June 30, 2002, we recorded $42,000 000 of revenues from our inUnison(SM) services, and offset an additional $180,000 were offset by certain costs incurred in association with related business-partner arrangements.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS, INVENTORY AND ACCRUALS FOR LITIGATION. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $1,499,845, net of allowance for doubtful accounts of $288,459 as of June 30, 2002. Appiant provides an allowance for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory provisions may be required and such provisions could be material to our financial position and results of operations.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance against our United States deferred tax assets of $9 million as of June 30, 2002, due to uncertainties related to our ability to utilize such deferred tax assets, primarily consisting of certain net operating loss carried forwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

When we determine that the carrying value of intangibles, long-lived assets, capitalized software and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, capitalized software, long-lived assets, and goodwill amounted to $23.9 million as of June 30, 2002.

Appiant is in the process of developing certain technologies. As of December 17, 2001, Appiant determined that one of these technologies, inUnison(TM), was ready for its intended use. Appiant assessed the period of benefit from this technology at seven years. Amortization commenced upon December 17, 2001.

DETERMINING FUNCTIONAL CURRENCIES FOR THE PURPOSE OF CONSOLIDATION. We have a foreign subsidiary which accounted for approximately 89.6% of our net revenues for the nine months ended June 30, 2002, and 9% of our total assets and 12.7% of our total liabilities as of June 30, 2002.

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

Based on our assessment of the factors discussed above, we considered our subsidiary's local currency to be the functional currency. Accordingly we had cumulative translation gain of $121,000 as of June 30, 2002 and translation losses of approximately $462,000 as of September 30, 2001, which were included as part of accumulated other comprehensive loss within our balance sheet at June 30, 2002 and September 30, 2001, respectively. During the nine months ending June 30, 2002 and 2001, translation adjustments of $583,000 and ($270,000), respectively, were included under accumulated other comprehensive loss. Had we determined that the functional currency of the subsidiary was the United States dollar, these gains would have improved our result for each of the periods presented.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities'" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the fourth quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combination initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on the financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the Standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, in our fiscal year 2003 we will cease to amortize goodwill, recorded at approximately $6.3 million at June 30, 2002. We recorded approximately $1.3 of amortization during nine months ended June 30, 2002, respectively. In addition, we will be required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

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

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue No. 00-14, dictating that a company should apply this consensus no later than the company's annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 address whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of these EITFs, financial statements for periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to Customer or a Reseller of the Vendor's Products", which is a codification of Issues No. 00-14, No. 00-25 and No. 00-22 "Accounting for 'Points' and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." We have adopted these issues in fiscal year 2002 and during the nine months ended June 30, 2002, we recorded $42,000 000 of revenues from our inUnison(SM) services, and an additional $180,000 were offset by certain costs incurred in association with related business-partner arrangements.

RESULTS OF OPERATIONS

The following table shows results of operations, as a percentage of net revenues, for the three and nine months ended June 30, 2002 and 2001:

                                     Three Months Ended   Nine Month Ended
                                          June 30,            June 30,
                                     ------------------  ------------------
                                       2002      2001      2002      2001
                                     --------  --------  --------  --------
Net revenues                           100.0%    100.0%    100.0%    100.0%
Cost of revenues                       149.0%     90.8%    109.2%     80.0%
                                     --------  --------  --------  --------
Gross (loss) profit                   (49.0%)      9.2%    (9.2%)     20.0%
Selling, general and administrative     72.6%     61.2%     55.9%     73.5%
Research and development                12.2%    15.82%     17.2%     11.6%
Amortization of goodwill and other
  intangibles                           47.8%      9.1%     39.0%      5.1%
Release of capitalized lease
  obligations                             --      60.4%   (33.4%)     19.7%
                                     --------  --------  --------  --------
Loss from operations                 (181.5%)  (137.2%)   (88.0%)   (89.9%)
Other expense                         (91.3%)  (116.3%)   (61.2%)   (44.5%)
                                     --------  --------  --------  --------
Loss from operations before income
  taxes                              (272.8%)  (253.5%)  (149.1%)  (134.4%)
Provision for income tax                  --       0.9%      0.2%      1.5%
                                     --------  --------  --------  --------
Net loss                             (272.8%)  (254.4%)  (149.3%)  (135.9%)
                                     ========  ========  ========  ========


Net Revenues

Our net revenues were $2.7 million and $8.5 million for the three and nine months ended June 30, 2002, respectively, as compared to $6.1 million and $18.7 for the same period ending June 30, 2001,respectively, representing a decrease of $3.4 million and $10.2 million or 56.0% and 54.6%, respectively. Our net revenues for the three and nine months ended June 30, 2002 were affected by the transition to our new business model of providing unified communications and unified information applications in our inUnison(SM) portal in a hosted service, recurring revenue model. The decline represents a decline in our legacy revenues in North America occurring mainly because customers have delayed additional purchases of legacy system in anticipation of the new inUnison(SM) product and a decision of management to de-emphasize several legacy products, such as call centers and proprietary voice messaging products.

Appiant NA's net revenues on a stand-alone basis were $281,400 and $1.9 million for the three and nine months ended June 30, 2002,respectively, as compared to $2.5 million and $7.7 million for the same periods ending June 30, 2001, respectively. The decrease in Appiant NA net revenues came from reduced enterprise information center product sales, as well as lower legacy system sales within our existing customer base. Revenues for our new, hosted service offering are being offset against the costs of acquiring new customers. The majority of these customer acquisition costs are non-cash.

Net revenues for our Infotel subsidiary decreased to $2.4 million and $6.6 million for the three and nine months ended June 30, 2002, respectively, as compared to $3.6 million and $11.0 million for the three and nine months ended June 30, 2001, respectively. This decrease occurred primarily as a result of a decrease in the sale of radio communications equipment, which were unusually high in 2001, as well as a decline in overall revenues due to weak Singapore economy.

Gross Margin

Our gross margin for the three and nine months ended June 30, 2002 was ($1,320,000) and ($780,000) or (49.0%) and (9.2)% of net revenues, respectively, as compared to $565,000 and $3.7 million or 9.2% and 20.0% for the three and nine months ended June 30, 2001, respectively.

Appiant NA's gross margin on a stand-alone basis for the three and nine months ended June 30, 2002 was ($2.1) million and ($2.8) million or (748.6%) and (143.6%), respectively, as compared to ($193,000) or (7.6%) and $866,000 or
11.2% for the three and nine months ended June 31, 2001, respectively. This decrease in gross margin was due to the reduction in legacy revenues as we execute our new business model coupled with the build up of operating costs related to the new product.

Infotel's gross margin on a stand-alone basis was $787,000 and $2.0 million or 32.6% and 30.1% for the three and nine months ended June 30, 2002, respectively, compared to $758,000 and $2.9 million or 21.1% and 26.1% for the three and nine months ended June 30, 2001, respectively. The decrease in gross margin dollars in 2002 was due to an economic slowdown in Asia while the increase in gross margin in 2001 was due to an emphasis on more profitable product lines.

Research and Development

Our industry is characterized by rapid technological change and product innovation. We have changed our business model that requires significant focus on developing new applications to be offered in our hosted inUnison(SM) portal, as well as integrating third party applications. We are also conducting research and development into our own advanced speech recognition to be offered in our portal. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. Our capitalized research and development expenditures for the three and nine months ended June 30, 2002 amounted to $297,000 and $1.7 million compared to $0.6 million and $2.2 million in the three and nine months ended June 30, 2001, respectively. We have adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," ("SOP 98-1") and capitalize our research and development costs related to software development. We began amortizing $10.7 million of these costs on December 17, 2001 as the capitalized software was substantially complete and ready for its intended use. We calculate amortization using the straight-line method based on estimated useful lives of 2 to 7 years. Amortization for the quarter ended June 30, 2002 was $943,000 and $1.8 million since we began amortizing capitalized software in December 2001. Unamortized, capitalized costs of $7.4 million relate to those projects that are not as yet ready for their intended use.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses ("SG&A") excluding research and development, but including goodwill amortization and impairment charge, as a percentage of net revenues, decreased to 120.3% and 61.6% for the three and nine months ended June 30, 2002, respectively, as compared to 130.7% and 98.3% for same period in 2001, respectively.

SG&A expenses for Appiant NA and Infotel on a stand-alone basis was as follows:

                       Three Months Ended     Nine Months Ended
                           June 30,                June 30,
                    ----------------------  -----------------------
                       2002        2001        2002        2001
                    ----------  ----------  ----------  -----------

Appiant NA          $2,356,000  $7,365,000  $2,916,000  $16,430,000
Infotel                885,000     638,000   2,326,000    1,995,000
                    ----------  ----------  ----------  -----------
Total SG&A Expense  $3,241,000  $8,003,000  $5,242,000  $18,425,000
                    ==========  ==========  ==========  ===========


On a stand-alone basis, Appiant NA's SG&A decreased to $2.3 million and $2.9 million for the three and nine months ended June 30, 2002, respectively, compared to $7.4 million and $16.4 million for the same period in 2001, respectively. Appiant NA's SG&A increased as a percentage of Appiant NA's net revenues to 837.3% for the three months ended June 30, 2002 and decreased to 151.5% nine months ended June 30, 2002, respectively, from 291.1% and 213.1% for the same period in 2001, respectively, the increase for the quarter was mainly because of the significant decrease in North American revenues and expenditures in Sales and Marketing related to the inUnison(SM) service offering. The decrease for the nine months ended June 30, 2002 was mainly due to a $2.8 million release of a capital lease obligation.

On a stand-alone basis, Infotel's SG&A increased to $885,000 and $2.3 million from $638,000 and $2.0 million for the three and nine months ended June 30, 2002 and 2001, respectively. Infotel's SG&A increased as a percentage of Infotel's net revenues to 36.7% and 35.3% for the three and nine months ended June 30, 2002, respectively, from 17.8% and 18.1% for the same period in 2001, respectively, mainly because of the decrease in Infotel's revenues due to a decrease in the sale of radio communications equipment which was unusually high in 2001, as well as a decline in overall revenues due to weak Singapore economy. Additionally, the goodwill amortization charges have almost doubled, compared to the same periods last year.

Amortization of goodwill and other intangibles

Our amortization of goodwill and other intangibles for the three and nine months ended June 30, 2002 increased to $1.3 million and $3.3 million or 47.8% and 39.0% of net revenue, respectively, from $558,000 and $960,000 or 9.1% and 5.1% of net revenue for the three and nine months ended June 30, 2001, respectively. The increase is primarily due to $867,000 and $2.6 million of amortization for the three and nine months ended June 30, 2002, respectively, in relation to our acquisition of Quaartz, Inc. in 2001.

Interest income and other

Our interest income and other decreased to $408,000 or 15.2% of net revenues for the three months ended June 30, 2002 from $456,000 or 7.4% for the three and nine months ended June 30, 2001. Our interest income and other increased to $979,000 or 11.5% of net revenues in the nine months ended June 30, 2002 from $594,000 or 3.2% for the nine months ended June 30, 2001. These changes in interest income and other results primarily from the remeasurement of warrants with registration rights and concessions from our creditors.

Interest expense

Our interest expense decreased to $2.9 million and $6.2 million or 106.5% and 72.7% of net revenues in the three and nine months ended June 30, 2002, respectively, from $7.6 million and $8.9 million or 123.7% and 47.6% in the three and nine months ended June 30, 2001, respectively. The decrease in interest expense resulted from the recording of $7.5 million of deemed interest related to warrants and beneficial conversion charges and the accretion of discount on the issuance of convertible promissory notes payable in the quarter ended June 30, 2001, deemed interest for the three and nine months ended June 30, 2002 were $201 million and 4.8 million, respectively.

Income taxes

We currently have approximately $53.7 million in United States federal net operating loss carry-forwards. The use of certain of these net operating losses are subject to an annual limitation of $250,000. At June 30, 2002, we provided a full valuation allowance against our United States deferred tax asset. We believe that since sufficient uncertainty exists regarding the realization of the deferred tax asset, a full valuation allowance is required. All income tax expense incurred for the nine months ended June 30, 2002 relates to our Infotel subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our capital requirements through a combination of sales of equity securities, convertible and other debt offerings, bank borrowings, asset-based secured financing, structured financing and cash generated from operations.

During the nine months ended June 30, 2002 net cash used in operating activities was $3.9 million. Net cash used to fund operating activities reflects our net loss, net of non-cash charges, offset by changes in operating assets and liabilities. Net cash provided by investing and financing activities totaled $5.1 million consisting of proceeds from the issuance of convertible notes, which were offset by purchases of property and equipment and development of software assets.

Future payments due under debt and lease obligations as of June 30:

              Convertible                    Non-Cancelable     Capital
               Promissory      Promissory       Operating        Lease
Fiscal Year  Notes Payable   Notes Payable       Leases       Obligations      Total
-----------  --------------  --------------  ---------------  ------------  -----------
2002         $    4,265,000  $    6,000,000  $       194,000  $    162,000  $10,621,000
2003              4,235,000              --          420,000       363,000    5,018,000
2004                     --              --          300,000       141,000      441,000
2005                     --              --          288,000            --      288,000
2006                     --              --          273,000            --      273,000
Thereafter               --              --          333,000            --      333,000
             --------------  --------------  ---------------  ------------  -----------
             $    8,500,000  $    6,000,000  $     1,806,000  $    666,000  $16,974,000
             ==============  ==============  ===============  ============  ===========


Our principal sources of liquidity at June 30, 2002 were as follows.

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

In March 2002, we issued a warrant to purchase up to 64,935 shares of common stock to Douglas Zorn, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 8, 2007. The exercise price per share of this warrant is $1.54.

In March 2002, we issued a warrant to purchase up to 37,879 shares of common stock to Allen F. Jacobson, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 37.879 shares of common stock to Dr. Gabor Rubanyi, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 37,879 shares of common stock to Robert J. Schmier, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 18,939 shares of common stock to Edward Silberman, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 37,879 shares of common stock to Douglas Zorn, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In April 2002, we issued two warrants to purchase up to 42,268 shares of common stock to Douglas Zorn, as set forth in two Promissory Notes and secured by Voice Plus Accounts Receivables and the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrants are immediately exercisable and may be exercised until April 26, 2007. The exercise price per share of this warrant is $1.25.

In April 2002, we issued warrants to purchase up to 1,556,612 shares of common stock to an investor group, as set forth in a Promissory Note and secured by the all the assets of Appiant, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrants is immediately exercisable and may be exercised until April 22, 2009. The exercise price per share of this warrant is $1.33.

In May 2002, we issued a warrant to purchase up to 83,333 shares of common stock to Douglas Zorn, as set forth in a Promissory Note and secured by the Voice Plus Accounts Receivables and Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until May 22, 2007. The exercise price per share of this warrant is $1.00.

Our capital requirements in the next 12 months will mainly result from hardware and software purchases and professional services to scale our hosted services, as well as costs to develop and execute customer subscriber acquisition programs, marketing and advertising. We anticipate financing hardware, software and related consulting services through structured financing from our vendors and partners. Other financing requirements for customer and subscriber acquisition marketing will need to be financed through equity and debt offerings and cash generated from operations. We will be required to raise additional funds during that period, and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

ITEM 3.  RISK FACTORS; FACTORS THAT MAY AFFECT OPERATING RESULTS

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

WE HAVE CURRENTLY RECORDED A NET LOSS, WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

The Company recorded a net loss for the nine months ended June 30, 2002 and a net loss of $29.9 million on net revenues of $21.7 million for our fiscal year ended September 30, 2001. We also sustained significant losses for the fiscal years ended September 30, 2000 and 1999. Although we anticipate a net operating profit for our fiscal year ended September 30, 2002, operating losses in the quarters could occur.

We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability as we build our organization for our new inUnison(SM) business model. In addition, we have begun amortizing capitalized software and other assets that we have purchased or developed for our new inUnison(SM) business model in our fiscal year 2002. We cannot be certain that we will continue to realize sufficient revenue to return to or sustain profitability.

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

A NUMBER OF FACTORS COULD CAUSE OUR FINANCIAL RESULTS TO BE WORSE THAN EXPECTED, RESULTING IN A DECLINE IN OUR STOCK PRICE.

The company has experienced several cost reductions and is currently controlling costs and concentrating on early customers for its inUnison(SM) services. To add new customers and to increase revenues significantly we must increase significantly our operating expenses to expand our sales and marketing activities, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development, and build our operational infrastructure. Our operating expenses are based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any delay in generating or recognizing revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, if any, which could cause the price of our common stock to fall further.

We may experience a delay in generating or recognizing revenue because of a number of reasons. We may experience delays in completing our production environment for our new-hosted inUnison(SM) unified communications and unified information business. We are dependent on our business partners and vendors to supply us with hardware, software, consulting services, hosting, and other support to launch and operate our new business.

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

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE US TO INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

With the development and launch of our new-inUnison(SM) business model, we may experience periods of rapid growth which can place significant strain on our resources. Unless we manage this growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect production planning, managing headcount, or inaccurate financial reporting, either or all of which may result in unanticipated fluctuations in our operating results and adverse cash flow and financing requirements. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required among other things to:

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

WE PRESENTLY RELY UPON LEGACY VOICEMAIL SYSTEMS AND ENTERPRISE INFORMATION REVENUES.

For our nine months ended June 30, 2002, legacy voicemail systems revenues (which includes customer premises equipment revenues) accounted for 100% of our revenues. Revenue from the sales of enterprise information and call center products accounted for approximately 63.3% of our North America revenue for the fiscal year ended September 30, 2001. The Company discontinued its enterprise information and call center products during fiscal year 2001 and did not record revenues from these products after December 31, 2001. The projected decline in our legacy business will have an adverse effect on our revenues and financial performance. Management believes that future revenues from legacy voicemail systems will steadily decline due to the introduction of inUnison(SM). Our ability to transition our product sales to our UC/UI hosted, recurring revenue model will be critical to our future growth.

THE SALES CYCLE FOR OUR NEW HOSTED APPLICATIONS MAY BE LONG, AND WE MAY INCUR SUBSTANTIAL NON-RECOVERABLE EXPENSES OR DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR OR OCCUR WHEN ANTICIPATED.

Although, we have over ten thousand subscribers on our hosted inUnison service, the timing of significant recurring revenues from our hosted inUnison(SM) unified communications and unified information applications is difficult to predict because the unified communications and unified information market is relatively new. Our success will depend in large measure on market demand and acceptance of these applications and technologies, our ability to create a brand for our applications and technologies, our ability to target and sell customers and to drive demand for our applications to their customers, our ability to develop pricing models and to set pricing for our applications, and our ability to build market share. We plan initially to provide our hosted applications to service providers such as wireless service providers (WSPs), internet service providers (ISPs), application service providers (ASPs) and competitive local exchange carriers (CLECs). We will need to create sales tools, service provider subscriber use models, methodologies and programs to work with our service provider customers to help devise cooperative advertising and sales campaigns to market and sell our inUnison(SM) applications to their customer. The sales process and sale cycle may vary substantially from customer to customer, and our ability to forecast accurately the sale opportunity for any customer, or to drive adoption of our inUnison(SM) applications in our customers' subscribers may be limited. There is no assurance that we will be successful in selling our applications or achieving targeted subscriber adoption, and our operating and cash flow requirements will be negatively impacted should we fail to achieve our targets within the time frames that we forecast.

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

WE RELY UPON OUR DISTRIBUTOR AND SUPPLIER RELATIONSHIPS.

We are dependent on our business partners and vendors to supply us with hardware, software, consulting services, hosting, and other support to launch and operate our new-hosted inUnison(SM) unified communications and unified information business. Although we have agreements with a number of services providers, we have significant reliance on three suppliers. Equinix, Inc. our hosting center partner for our inUnison(SM) unified communications and unified information systems. Qwest Communications which supplies our inbound voice circuits. Genuity Solutions, Inc. which supplies our outbound voice over IP circuits. Any disruption in our relationships with these suppliers would have a significant adverse effect on our business for an indeterminate period of time until new supplier relationships could be established.

Some of our current suppliers may currently or, at some point, compete with us as we roll out our inUnison(SM) UC/UI applications. Any potential competition from our suppliers could have a material negative impact on our business and financial performance.

WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS.

We have serviced approximately hundreds of customers worldwide. However, the revenues from our four largest customers accounted for approximately 14.7%, 13.9%, 9.1% and 7.3% of total revenues during the nine months ended June 30, 2002. No other customer accounted for over 5% of total revenues during this period. This concentration of revenue has resulted in additional risk to our operations, and any disruption of orders from our largest customers would adversely affect on our results of operations and financial condition.

Our Singapore subsidiary, Infotel Technologies (Pte) Ltd., offers a wide range of infrastructure communications equipment products. It has an established business-providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel is also a networking service provider, and manages data networks for various customers. Infotel's financial performance depends in part on a steady stream of revenues relating to the services performed for Rohde &Schwarz test instruments. Infotel's revenues constituted approximately 77% of our total revenues for the nine months ended June 30, 2002. Any material change in our relationship with our manufacturers, including but not limited to Rohde & Schwarz, would materially adversely affect our results of operations and financial condition.

OUR MARKET IS HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

With the launch of our inUnison(SM) UC/UI hosted applications, we anticipate a decline in our legacy business revenues and related gross margins as we focus on our UC/UI business. The Company has indeed discontinued operations or disposed of all its legacy businesses as of June 30, 2002. Therefore, any delays in the anticipated launch of our inUnison(SM) business plan, coupled with a decline in our legacy business, would have a significant adverse impact on our financial performance and financing requirements.

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

Two of our prior acquisitions, namely the acquisition of Voice Plus (now known as Appiant Technologies North America, Inc.) and Advantis Network & Systems Sdn Bhd, a Malaysian company, in the past yielded operating results that were significantly lower than expected. In fact, the poor performance of Advantis led to its divestiture less than one year after we acquired the company. The de-emphasizing of our US legacy business has resulted in the disposal of that business in the June 30, 2002 quarter.

The legacy business of Triad Marketing has declined as we have focused the people and technologies of the Triad business on our new inUnison(SM) UC/UI business and we discontinued its legacy operations several years ago.

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

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Infotel, our Singapore subsidiary, accounted for approximately 72% of our revenues for the nine months ended June 30, 2002. Infotel accounted for approximately 45% of our revenues for the fiscal year ended September 30, 2001. There are risks associated with our international operations, including, but not limited to:

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

INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates to our short-term investments and line of credit. At June 30, 2002, our cash and cash equivalents consisted of demand deposits and commercial paper held by large institutions in the U.S. As of June 30, 2002 there was $300,000 balance outstanding under the line of credit. We believe that a 10% change in the long-term interest rates would not have a material effect on our financial condition, results of operations or cash flows.

FOREIGN CURRENCY RISK. International revenues from the Company's foreign subsidiary accounted for approximately 89.6% of total revenues for the nine months ended June 30, 2002. International sales are made from the Company's foreign subsidiary in its respective country.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2001, a software vendor filed suit against the Company for breach of contract totaling approximately $703,000 plus interest and attorney's fees. On December 28, 2001, Appiant filed an answer denying this general demand, and is preparing a counter-suit for return of over $600,000 paid to this vendor. In August 2002, the parties entered into a mutual settlement agreement and release of claims wherein the Company has agreed to make cash payments totaling $200,000 between February 2003 and May 2003, and will issue warrants to purchase 50,000 shares of Appiant common stock at an exercise price of $0.37.

In January 2002, a default judgment was issued against the Company in favor of an equipment vendor in the amount of $123,000. The Company was successful in
having that default judgment set-aside on February 6, 2002.   The Company
subsequently entered into a mutual settlement agreement and release of claims in July 2002 wherein the Company has agreed to make payments totaling $69,000 over the next four months.

In January 2002, a services and equipment provider filed suit in Texas for breach of contract totaling $117,000. The Company is currently in negotiations to resolve this claim.

In February 2002, the Company resolved an arbitration matter and litigation action involving a dispute over employment contract terms for two former Company management employees. The settlement provides for payment of $88,000 to one claimant over six months, and payment of $147,000 to the second claimant over a total of twelve months. The company has accrued $235,000 for this matter. Also in February 2002, these same claimants filed suit against the Company regarding the Company's calculation of additional common stock due to the claimants under an unrelated agreement. The Company disputes these claims and intends to continue to vigorously defend the matter.

In May 2002, a customer requested indemnification of its internal defense costs and expenses arising from its defense of a lawsuit involving claims of infringement of certain patents which Appiant has licensed and which are included in Appiant's legacy voice mail product. In lieu of seeking reimbursement from Company of future defense fees, the customer offered to accept a subrogated assignment of the Company's indemnification rights form the patent owner. The Company agreed to tender the indemnification claim on to the patent owner and assign that claim to the customer to directly seek indemnification. The Company believes that this assignment to the customer will be the final resolution of this matter.

In May 2002, a note holder tendered notice of the Company's default on a settlement agreement and release relating to a $2.75 million indebtedness arising out of the cancelled notes. The Company is currently in negotiations toward an agreement to cure the default and amend the payment plan called for in the settlement agreement.

In June 2002, the Company's former trademark counsel tendered notice of its claim for $51,260.26 in unpaid fees and indicated that it would file suit to collect these fees. The Company disputes some of these fees, but intends to work with counsel towards a mutually agreed resolution of the matter.

In June and July 2002, several holders of debentures issued in April 2002 provided formal notices of default by the company for failing to register the shares underlying the debentures or receive shareholder approval of the issuance of all underlying shares. The Company and the debenture holders are currently in discussions regarding options for curing these defaults and/or otherwise resolving the matter.

In July 2002, a former vendor tendered notice of a demand for payment of approximately $200,000 alleging breach of contract and open book account. The Company disputes the claims as stated, and intends to work with the vendor towards a mutually agreed resolution of the matter.

In July 2002, counsel claiming to represent holders of certain Promissory Notes due in June 2003 wrote the Company claiming that material information was withheld from certain unidentified note holders by the Company when the Notes were issued in June 2001. The Company is investigating this claim and has requested information from the note holders, and intends to continue to vigorously defend the matter.

In July 2002, a former supplier of equipment filed suit against the Company for breach of contract and breach of guarantee totaling $419,581.95 plus interest and attorney's fees. The Company's time to respond to the suit has not yet passed. The Company is investigating the claim and intends to work with the vendor towards a mutually agreed resolution of the matter.

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

In March 2002, we issued a warrant to purchase up to 64,935 shares of common stock to Douglas Zorn, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 8, 2007. The exercise price per share of this warrant is $1.54.

In March 2002, we issued a warrant to purchase up to 37,879 shares of common stock to Allen F. Jacobson, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 37.879 shares of common stock to Dr. Gabor Rubanyi, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 37,879 shares of common stock to Robert J. Schmier, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 18,939 shares of common stock to Edward Silberman, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In March 2002, we issued a warrant to purchase up to 37,879 shares of common stock to Douglas Zorn, as set forth in a Promissory Note and secured by the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until March 22, 2007. The exercise price per share of this warrant is $1.32.

In April 2002, we issued two warrants to purchase up to 42,268 shares of common stock to Douglas Zorn, as set forth in two Promissory Notes and secured by Voice Plus Accounts Receivables and the Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrants are immediately exercisable and may be exercised until April 26, 2007. The exercise price per share of this warrant is $1.25.

In April 2002, we issued warrants to purchase up to 1,556,612 shares of common stock to an investor group, as set forth in a Promissory Note and secured by the all the assets of Appiant, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrants is immediately exercisable and may be exercised until April 22, 2009. The exercise price per share of this warrant is $1.33.

In May 2002, we issued a warrant to purchase up to 83,333 shares of common stock to Douglas Zorn, as set forth in a Promissory Note and secured by the Voice Plus Accounts Receivables and Infotel assets, to raise operating capital for us in a transaction exempt from registration under Section 4(2). The warrant is immediately exercisable and may be exercised until May 22, 2007. The exercise price per share of this warrant is $1.00.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended June 30, 2002.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

                                           EXHIBIT INDEX
--------------------------------------------------------------------------------------------
EXHIBIT NUMBER                    DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------------------
     10.1         Debenture and Warrant Purchase Agreement, dated April 19, 2002, incorporated by reference to 8-k filed May 3, 2002.
--------------------------------------------------------------------------------------------
     10.2         Secured Convertible Debenture, dated April 19, 2002, incorporated by reference to 8-k filed May 3, 2002.
--------------------------------------------------------------------------------------------
     10.3         Warrant to Purchase Shares of Common Stock, issued April 19, 2002, incorporated by reference to 8-k filed May 3, 2002.
--------------------------------------------------------------------------------------------
     10.4         Registration Rights agreement, dated April 19, 2002, incorporated by reference to 8-k filed May 3, 2002.
--------------------------------------------------------------------------------------------
     10.5         Security Agreement, dated April 19, 2002, incorporated by reference to 8-k filed May 3, 2002.
--------------------------------------------------------------------------------------------
     99.1         Sarbanes-Oxley Act Certification
--------------------------------------------------------------------------------------------

Incorporated by reference to the identically numbered exhibit in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 19, 2002

                                     By:  /s/ DOUGLAS S. ZORN
                                          -------------------------------------
                                          Douglas S. Zorn
                                          President and Chief Executive Officer