Form 10-K
period 2002-09-30
APPIANT TECHNOLOGIES INC
filed 2003-02-18
CIK 1025985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

            {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended SEPTEMBER 30, 2002

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to ___________

                         COMMISSION FILE NUMBER 0-21999
                         ------------------------------

                            APPIANT TECHNOLOGIES INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                               84-1360852
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                                6663 OWENS DRIVE
                          PLEASANTON, CALIFORNIA 94588
                    (Address of principal executive offices)
                                 (925) 251-3200
                         (Registrant's telephone number)
                         -------------------------------

           Securities registered pursuant to Section 12(b) of the Act:


     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------

     Common Stock, $.01 par value      OTCBB

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES {X} NO { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

As of February 14, 2003, there were 17,194,841 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Issuer (based on the closing price for the Common Stock on the OTCBB Market on February 14, 2003 was approximately $1.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders

This Form 10-K was the subject of a Form 12b-25, which was timely filed.

                                TABLE OF CONTENTS

PART I.........................................................................3
   Item 1.  BUSINESS...........................................................3
   Item 2.  PROPERTIES.........................................................8
   Item 3.  LEGAL PROCEEDINGS..................................................9
   Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS..............10

Part II.......................................................................10
   Item 5.  MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS...........................................................10
   Item 6.  SELECTED FINANCIAL DATA...........................................14
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................14
   Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........30
   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................30

PART III......................................................................31
   Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER....................31
   Item 11. EXECUTIVE COMPENSATION............................................32
   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....34
   Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................35

PART IV.......................................................................35
   Item 14. EXHIBITIS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON
            FORM 8-K..........................................................35

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

NEW BUSINESS MODEL

Our new business model and main goal is to become a leading provider of internet protocol-based (IP-based) unified communications and unified information applications designed to allow users access to communications and information in a highly-personalized format as set by the individual user from private, public and enterprise sources anytime, anywhere from any type of communications device such as a cell phone, computer, personal digital assistant ("PDA"), etc., in a hosted, service model. We have created an IP-based portal that we named inUnison-TM- in which we have incorporated or will incorporate both our proprietary UC/UI applications including, but not limited to, our own speech recognition technologies, data mining, data analysis, navigation, channel management, recommendation engines and client relationship management ("CRM") applications, as well as various third party applications and integrations.

Our inUnison-TM- portal is an open system incorporating or integrating third party applications and programs. Our customers offer their subscribers inUnison applications in a web-based portal that can be custom-branded for each customer. As a company that has legacy telephony experience, we understand that many service providers such as wireless service providers (WSPs"), Internet service providers ("ISPs'), and Competitive Local Exchange Carriers ("CLECs") have made extensive capital investments over the years in legacy systems, and that it would be difficult and expensive for these customers to suddenly abandon these legacy systems. Therefore, as we built our inUnison-TM- portal, we purposely have allowed for service provider customers to maintain their legacy systems and legacy interfaces should they desire to do so. Our customers who have unique interfaces e.g., WSPs who maintain unique dialing commands for their users to send, receive or save voice mails, can continue to maintain their interfaces with our portal so that their customers need not learn a new set of commands to use our applications. We believe that our customers' use of our applications will be seamless, and that allowing our customers the ability to maintain legacy interfaces while offering their customers our inUnison-TM- applications will greatly reduce difficulties in adopting our applications.

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

Our proprietary speech recognition technologies are exciting, and will provide for distributed interaction with the inUnison-TM- portal that cannot be realized with existing third party voice recognition products on the market today. Our feature extraction technology is expected to reduce by 100 times or more the amount of data required to travel from a phone to a data center over that of conventional speech recognition products on the market today, thereby making our speech recognition faster. We have also developed proprietary filtering technology to eliminate noise and cross talk that often operate to limit the effectiveness of voice recognition products. Our speech recognition applications are speaker and dialect-independent.

     OUR TARGETED MARKETS

We are marketing our inUnison-TM- UC/UI products initially to several target markets:

     -    Affinity Groups
     -    Multilevel Marketing Organizations
     -    Internet Service Providers ("ISPs")
     -    Application Service Providers ("ASPs")
     -    Enterprises with moble or geographically dispersed workforces

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

Affinity groups and multilevel marketing organizations can utilize the features of inUnison-TM- to provide the infrastructure they require to do business,

Enterprises with distributed, mobile employees may want to offer our inUnison-TM- applications to help increase productivity. The value proposition to such large enterprises is a more efficient work force that can translate into additional revenues and reduced cost of operations.

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

In Fiscal 2001, we also discontinued our relationship with our major data center hosting partner and now perform these duties internally within the Company. As a consequence of this change our product rollout was delayed. During fiscal 2002, this partner forgave approximately $4.5 million of lease financing. The Company successfully implemented its own data center during fiscal 2001.

     OUR COMPANY NAME CHANGED TO REFLECT NEW BUSINESS MODEL

Appiant Technologies, Inc., has been trademarked upon receiving shareholder approval at our Fiscal 2000 shareholder meeting.

We have filed and received U.S. Trademark applications for the name "inUnison" that we use for our unified communications and unified information software applications.

While we have begun to market our new, hosted unified communications and unified information applications business model, our results for fiscal year ended September 2002 reflect generally the results of the legacy business of our Infotel Subsidiary in Singapore.


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

During fiscal 2002, we sold certain assets of the legacy North America and ceased the legacy business in North America. The legacy business in North America had decline substantially and its discontinuance is not expected to materially impact the financial operations of the Company. Our remaining legacy businesses in Singapore include infrastructure communications equipment, turnkey system products and test measurement equipment.

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

     VOICE PROCESSING AND MULTIMEDIA MESSAGING

The legacy voice messaging, text messaging, LAN messaging and interactive voice response or self-inquiry systems have been delivered through third party manufacturers such as NEC and ADC which acquired Centigram Communications in 2000 was discontinued in fiscal 2002.

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

     CUSTOMERS, BACKLOG

Our five largest customers, Japan Radio Company, LTD., Defence Science & Technology Agency of Singapore, Motorola Electronics PTE. Ltd. and Siemens Medical Instruments, Pte. Ltd., accounted for approximately 24.3%, 7.9%,6.6%, 6.4% and 5.2% respectively of total net revenues during the fiscal year ended September 30, 2002. Backlog at September 30, 2002 was $3.3 million as compared to $5.5 million at September 30, 2001. On a stand-alone basis, backlog for our new inUnison service was $1.2 and $2.1 million for Infotel at September 30, 2002.

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

     EMPLOYEES

As of September 30, 2002, we employed a total of 80 employees worldwide: 28 in the United States and 52 in Singapore employed by Infotel. Our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees worldwide are good.

COMPETITION

     NEW BUSINESS MODEL - UNIFIED COMMUNICATIONS AND UNIFIED INFORMATION

We are executing a new business model to provide unified communications and unified information applications to our customers in a hosted, carrier-grade, recurring revenue model that we believe will be both dynamic and competitive. For a number of years, we have competed in providing non-hosted unified messaging solutions with a number of companies including legacy voicemail providers. The unified messaging market, which we see as generally consisting of bringing together non-real time voice mail, e-mail and fax communications into one "box", is, in our view, fragmented and filled with many competitors. In the unified messaging sector, we may generally compete with companies such as uReach, Call Sciences, Webbley, and Tornado Development Corporation.

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

ITEM 2.  PROPERTIES

FACILITIES

Our corporate offices occupy approximately 15,110 square feet of office space in premises shared with North American operations. This facility is leased pursuant to a lease agreement expiring April 3, 2007. The lease provides for approximately 3% rent escalations during each year of the lease. Rental payments average U.S. $21,100 per month over the term of the lease. We have received a decrease in our monthly rent and are currently negotiating an overall modification of our lease.

Quaartz offices had occupied approximately 6,600 square feet of office space in premises in Santa Clara, California. This facility was leased pursuant to a lease agreement expiring July 14, 2002, which was not renewed, and employees from that facility now work at our corporate office. Infotel has recently renewed its office lease, which will now expire September 30, 2004, the lease is for approximately 11,000 square feet. The monthly rent expense for Infotel's office space is US $14,000. We believe that leased office space at market rates is readily available at all locations.

In addition, we maintain small sales offices in various states.

ITEM 3.  LEGAL PROCEEDINGS

In October 2001, a software vendor filed suit against the Company for breach of contract totaling approximately $703,000 plus interest and attorney's fees. On December 28, 2001, Appiant filed an answer denying this general demand, and is preparing a counter-suit for return of over $600,000 paid to this vendor. In August 2002, the parties entered into a mutual settlement agreement and release of claims wherein the Company has agreed to make cash payments totaling $200,000 between February 2003 and May 2003, and will issue warrants to purchase 50,000 shares of Appiant common stock at an exercise price of $0.37, the Company has accrued $200,000 as of September 30, 2002.

In January 2002, a default judgment was issued against the Company in favor of an equipment vendor in the amount of $123,000. The Company was successful in having that default judgment set-aside on February 6, 2002. The Company subsequently entered into a mutual settlement agreement and release of claims in July 2002 wherein the Company has agreed to make payments totaling $69,000, which is accrued at September 30, 2002.

In January 2002, a services and equipment provider filed suit in Texas for breach of contract totaling $117,000. The Company is currently in negotiations to resolve this claim, but has fully accrued this potential liability at September 30, 2002.

In February 2002, the Company resolved an arbitration matter and litigation action involving a dispute over employment contract terms for two former Company management employees. The settlement provides for payment of $88,000 to one claimant over six months, and payment of $147,000 to the second claimant over a total of twelve months. The company has accrued $235,000 for this matter. Also in February 2002, these same claimants filed suit against the Company regarding the Company's calculation of additional common stock due to the claimants under an unrelated agreement. The Company is in settlement negotiations with the claimant to resolve matters.

In May 2002, a customer requested indemnification of its internal defense costs and expenses arising from its defense of a lawsuit involving claims of infringement of certain patents which Appiant has licensed and which are included in Appiant's legacy voice mail product. In lieu of seeking reimbursement from Company of future defense fees, the customer offered to accept a subrogated assignment of the Company's indemnification rights form the patent owner. The Company agreed to tender the indemnification claim on to the patent owner and assign that claim to the customer to directly seek indemnification. The Company believes that this assignment to the customer is a final resolution of this matter.

In May 2002, a former note holder tendered notice of the Company's default on a settlement agreement and release relating to a $2.75 million indebtedness arising out of the cancelled notes, the entire $2.75 million is recorded on the company's books at September 30, 2002. The Company is currently in negotiations toward an agreement to cure the default and amend the payment plan called for in the settlement agreement.

In June 2002, the Company's former trademark counsel tendered notice of its claim for $51,260 in unpaid fees and indicated that it would file suit to collect these fees. The Company disputes some of these fees, but intends to work with counsel towards a mutually agreed resolution of the matter.

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

In July 2002, a former vendor tendered notice of a demand for payment of approximately $200,000 alleging breach of contract and open book account. The Company disputes the claims as stated, and intends to work with the vendor towards a mutually agreed resolution of the matter. The Company has not accrued for this potential liability as it believes we will prevail.

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

In July 2002, a former supplier of equipment filed suit against the Company for breach of contract and breach of guarantee totaling $419,581 plus interest and attorney's fees. The Company has negotiated a settlement to a payment schedule totaling $400,000.

In September 2002, a former vendor filed suit in Texas for breach of contractual obligation totaling $107,956. The Company disputes a portion of the total but intends to negotiate with counsel to settle the claim. The amount of the claim is accrued at September 30, 2002.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock is traded on the OTCBB Market under the symbol "APPS". As of February 14, 2003, there were 17,194,841 shares of Common Stock outstanding held by approximately 3,600 beneficial holders of record. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock on the OTCBB Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The trading market in our securities may at times be relatively illiquid due to low trading volume.

                                                        COMMON STOCK
                                                       HIGH       LOW
                                                       ----       ---

           2000
           January.................................  $ 9.563   $ 4.563
           February................................   14.875     8.313
           March...................................   19.500    11.625
           April...................................   20.750    11.500
           May.....................................   24.750    15.938
           June....................................   18.250    10.000
           July....................................   13.875     6.938
           August..................................   15.500     8.313
           September...............................   17.438    13.313
           October.................................   25.250    15.000
           November................................   24.875   12.8125
           December................................  15.1875     4.000
           2001
           January.................................  $ 6.750   $ 4.880
           February................................    6.250     4.813
           March...................................    5.500     3.109
           April...................................    3.550     2.400
           May.....................................    2.850     1.570
           June....................................    4.900     1.540
           July....................................    2.830     1.800
           August..................................    2.190     1.800
           September...............................    2.180     1.380
           October.................................    2.190     1.520
           November................................    1.660     1.290
           December................................    3.050     1.140
           2002
           January.................................  $ 3.280     1.660
           February................................    1.900     1.400
           March...................................    1.540     1.170
           April...................................    1.420     1.180
           May.....................................    1.287     0.800

           June....................................    0.820     0.280
           July....................................    0.290     0.171
           August..................................    0.610     0.210
           September...............................    0.700     0.380
           October.................................    0.550     0.240
           November................................    0.390     0.170
           December................................    0.300     0.190


On February 14, 2003, the last reported sales price for the Common Stock as reported on the OTCBB Market was $0.10.

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

In addition, Appiant issued to Investors warrants to purchase up to an aggregate of 1,456,612 shares of unregistered, restricted Appiant Common Stock on the total financing of $3,525,000. Appiant has also agreed to issue warrants for 100,000 shares of unregistered, restricted Appiant Common Stock as part of the finders fee for this financing. The warrants have a term of five years and are exercisable at a warrant price equal to 110% of the closing price or $1.33 per share. The estimated value of the warrants of $1,846,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.52%, a dividend yield of 0% and volatility of 145%. The allocation of the Convertible Notes proceeds to the fair value of the warrants of $2,052,000 was recorded as a discount on the Convertible Notes and as additional paid-in capital. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $2,052,000 additional paid-in capital, and a discount on the notes payable, which is accreted over the note maturity period to interest expense. As a result, these discounts are accreted over the note maturity period and $1,193,000 was recorded as non-cash interest expense for the year ended September 30, 2002.

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

In addition, the Company entered into several Convertible Promissory Notes Payable (the "Convertible Notes") in the aggregate principal amount of $125,000 with a related party. The Notes accrue interest at 10% per annum, which is payable in common stock at the time of conversion and are collateralized by the Company's legacy business accounts receivables, and the assets of the Infotel subsidiary, and matured on various dates from April 30, 2002 through June 22, 2002. The conversion price is equal to the lower of 90% of the closing price of the Company's common stock on the trading day immediately preceding the maturity date, or 90% of any subsequent interim financing that occurs between the issuance date of the notes and the maturity date. Upon conversion, the Convertible Notes have no specific registration rights. As of September 30, 2002, the aggregate amount of $90,000 of these Convertible Notes had been redeemed.

In connection with these Convertible Notes, the Company issued warrants to purchase 123,174 shares of the Company's common stock at an exercise price of ranging from $0.90 per share to $1.26 per share. The estimated value of the warrants of $112,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate ranging from 4.34% to 4.81%, a dividend yield of 0% and volatility ranging from 144% to 145%. The allocation of the Convertible Notes proceeds to the fair value of the warrants of $ 59,000 was recorded as a discount on the Convertible Notes and as additional paid-in capital. Upon exercise of the warrants, the holder has no specific registration rights. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $66,000 additional paid-in capital, and a discount on the notes payable, which is accreted over the note maturity period to interest expense. As a result, these discounts are accreted over the note maturity period and $26,000 was recorded as non-cash interest expense for the year ended September 30, 2002.

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

In connection with these Convertible Notes, the Company issued warrants to purchase 945,000 shares of the Company's common stock at an exercise price of ranging from $1.20 per share to $1.77 per share. The estimated value of the warrants of $1,269,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 3.92%, a dividend yield of 0% and volatility of 148%. The allocation of the Convertible Notes proceeds to the fair value of the warrants of $663,000 was recorded as a discount on the Convertible Notes and as additional paid in capital. Upon exercise of the warrants, the holder has no specific registration rights. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $726,000 additional paid-in capital, and a discount on the notes payable. These discounts are accreted over the note maturity period.

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

In connection with Convertible Notes issued on the September 26 and 28, 2002 , the Company issued warrants to purchase 572,727 shares of the Company's common stock at an exercise price of ranging from $0.45 per share to $0.50 per share. The estimated value of the warrants of $143,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 2.82%, a dividend yield of 0% and volatility of 144%. The allocation of the Convertible Notes proceeds to the fair value of the warrants of $143,000 was recorded as a discount on the Convertible Notes and as additional paid in capital. Upon exercise of the warrants, the holder has no specific registration rights. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $157,000 additional paid-in capital, and a discount on the notes payable. These discounts are accreted over the note maturity period and $9,873 was recorded as non-cash interest expense for the three months ended September 30, 2002.

ITEM 6. SELECTED FINANCIAL DATA

                  YEARS ENDED SEPTEMBER 30,2002,2001, 2000, 1999 and 1998
                  -------------------------------------------------------

                                         2002       2001       2000       1999      1998
                                       ---------  ---------  ---------  --------  --------
                                                          (IN THOUSANDS)
Total net revenues. . . . . . . . . .  $ 11,812   $ 21,748   $ 25,529   $23,340   $ 9,442
Loss from continuing operations . . .   (11,202)   (21,009)   (10,174)     (512)   (1,430)
Net loss from continuing operations.    (15,771)   (26,479)   (12,844)     (717)   (1,523)
Loss from discontinued operations . .         -          -          -         -      (581)
Loss on disposal of discontinued
  operations. . . . . . . . . . . . .         -          -          -         -      (369)
Net loss per share -- basic and
  diluted continuing operations . . .  $  (0.97)  $  (2.32)  $  (1.25)  $ (0.23)  $ (0.41)
Net loss per share -- basic and
  diluted discontinuing operations. .  $      -   $      -   $      -   $     -   $ (0.20)
Shares used in net loss per
  share -- basic and diluted. . . . .    16,296     14,687     10,303     6,249     4,802
Total assets. . . . . . . . . . . . .  $ 30,233   $ 40,880   $ 38,785   $16,021   $12,871
Long-term obligations . . . . . . . .  $    419   $    511   $  4,717   $    62   $    68

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

Our consolidated financial statements include our results as well as the results of our significant operating subsidiary: Infotel Technologies (Pte) Ltd ("Infotel. The legacy business of Appiant NA and Trimark were discontinued and Enhancement India call center business was sold, these businesses are not expected to have a materially adverse effect on the Company's financial condition. On February 5, 2001, Appiant acquired certain assets of Quaartz, Inc., the results of the operations of Quaartz from February 1, 2001 to September 30, 2001 and for all of fiscal 2002 are included in our consolidated financial statements.

For our legacy operations, the Company derives its revenue primarily from Infotel. The revenue derived from Infotel primarily relates to the distribution and integration of telecommunications and other electronic products and providing services primarily for radar system integration, turnkey project management and test instrumentation. Equipment sales and related integration services revenue is recognized upon acceptance and delivery if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. Provisions for estimated warranty costs and returns are made when the related revenue is recognized. Revenue from maintenance services related to ongoing customer support is recognized ratably over the period of the maintenance contact. Maintenance service fees are generally received in advance and are non-refundable. Service revenue is recognized as the related services are performed. Revenues from projects undertaken for customers under fixed price contracts are recognized under the percentage-of-completion method of accounting for which the estimated revenue is based on the ratio of cost incurred to costs incurred plus estimated costs to complete. When the Company's current estimates of total contract revenue and cost indicate a loss, the Company records a provision for estimated loss on the contract.

While we have been and are in the process of launching our new, hosted unified communications and unified information applications business model, our results for fiscal year ended September 30, 2002 reflect generally the results of our legacy business in Singapore from our Infotel subsidiary. Our revenues for fiscal year 2002 were derived substantially from our legacy businesses. Revenues related to our offering of the inUnison-TM- UC/UI applications in a hosted, recurring ASP revenue model were less than $1 million in fiscal 2002. Revenues from legacy systems have steadily decline in North America and the Company discontinued its legacy business in fiscal 2002, due to declining market demand for legacy voicemail systems and to the introduction of inUnison-TM-. Due to economic conditions and as a result of discontinued operations, we have decreased significantly our headcount in the United States (sales, sales engineering, operations, and engineering).

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

In fiscal year 2002, we entered into a number of financing transactions designed to provide us with funding for our new, hosted unified communications and unified information business model. We successfully closed on a $7.1 million convertible debentures with warrants.

We continued to invest heavily in research and development, and acquired various technologies. We acquired certain assets of Quaartz, Inc. including the intellectual property related to the calendar applications that we have incorporated into our inUnison-TM- portal.

RESULTS OF OPERATIONS

Management's discussions address audited financial data for the years ended September 30, 2002, 2001 and 2000. The following table shows audited results of operations, as a percentage of net sales, for the fiscal years ended September 30, 2002, 2001 and 2000:

                APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                                          Years Ended September 30,
     -----------------------------------  -------------------------
                                            2002     2001     2000
     -----------------------------------  --------  -------  ------
     Net Sales                              100.0%   100.0%  100.0%
     Cost of Sales                          119.6%    80.7%   72.4%
     Gross Profit                          (19.6)%    19.3%   27.6%
     Restructuring, selling, general and
     administrative expenses                 67.7%    90.0%   64.8%
     Impairment charges                    (24.0)%    17,0%     --%
     Amortization of goodwill                31.6%     9.0%    2.2%
     Loss from operations                  (94.8)%  (96.7)% (39.9)%
     Other expenses                          37.9%    24.6%    9,4%
     Income Loss before taxes             (132.7)% (120.5)% (49.3)%
     Income tax                               0.8%     1.3%    1.0%
     Net loss                             (133.5)% (121.8)% (50.3)%
     -----------------------------------  --------  -------  ------

Net Revenues

For the fiscal year ended September 30, 2002, our net revenues were $11.8 million as compared to $21.7 million for the same period ending September 30, 2001 and $25.5 million for the same period in 2000, representing a decrease of $9.9 million or 45.6% compared to fiscal 2001 and $3.8 million or a 14.9% decrease for the same period in 2000. Our net revenues for fiscal year 2002 were adversely affected by the transition to our new business model of providing unified communications and unified information applications in our inUnison-TM-portal in a hosted service, recurring revenue model. The decline also represents a decline in our legacy revenues in North America and a decision by management to de-emphasis several legacy products such as call centers and proprietary voice messaging products.

On a full year basis, APPIANT NA's net revenues were $2.2 million for the fiscal year ended September 30, 2002 as compared to $8.7 million for the period ending September 30, 2001 and $14.0 million for the same period in 2000. The 2002 year-to-date decrease in APPIANT NA net revenues came from reduced legacy products, which were discontinued and slower than expected revenues from our inUnison-TM- product offering.

Net revenues for our Infotel subsidiary were $9.6 million for the fiscal year ended September 30, 2002 as compared to $13.1 million for our fiscal year ended September 30, 2001 and $11.6 million for the same period in 2000. The decrease in such net revenues in fiscal year 2002 occurred within the all product segments due to an overall weak Singapore economy.

Our legacy business backlog decreased to $2.1 million at September 30, 2002 as compared to $5.5 million as of September 30, 2001 and $9.5 million for the same period in 2000. APPIANT NA's order backlog decreased to zero from $1.0 million at September 30, 2001 and from $2.9 million at September 30, 2000. Infotel's backlog decreased at September 30, 2002 to $2.1 million from $2.3 million at September 30, 2001 and from $6.6 million at September 30, 2000. Orders for our inUnison product total approximately $1.2 million as of September 30, 20002.

Gross Margin

Our gross margin for fiscal year 2002 was $(2.3) million or (19.6)% of net revenues, as compared to $4.2 million or 19.3% for fiscal year 2001 and $7.1 million or 27.6% for the same period in 2000. The decrease principally relates to reductions in our legacy business revenues both in the US and Singapore, coupled with the fixed nature of operating costs in our APPIANT NA operation associated with the delivery of inUnison services. APPIANT NA's gross margin on a stand-alone basis for the fiscal year 2002 was $(5.1) million or (237.0)%, as compared to $1.0 million or 8.0% for the fiscal year ended September 30, 2001 and $3.0 million or 23.0% for the same period in 2000. The decrease in gross margin in APPIANT NA was due to reduced revenue levels and the continuing unabsorbed cost of operations that are part of cost of delivery of inUnison services. Infotel's gross margin percentage on a stand-alone basis increases from 29.2% for the fiscal year ended September 30, 2002 to 27.4% for the fiscal year ended September 30, 2001. This increase in Infotel's gross margin percentage is due to a decrease in spending and cost controls implemented during fiscal 2002 in anticipation of a downward trend in the Singapore economy.

Research and Development

Our industry is characterized by rapid technological change and product innovation. Our early "beta" customers have also requested numerous changes to our original product release and management expects new customers will also request product changes and innovations. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. Our capitalized research and development expenditures were $1.8 million in fiscal year 2002 excluding $1.6 million of internal engineering costs that were capitalized during fiscal 2002, reflecting our continued investment in research and development. We have adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," ("SOP 98-1") and capitalize our research and development costs related to software development, and we will begin amortizing these costs when the capitalized software is substantially complete and ready for its intended use.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses ("SG&A") excluding research and development, but including goodwill amortization, restructuring charge, impairment loss, and non-cash charges related to options and warrants, as a percentage of net revenues, increased to 59.5% for the fiscal year ended September 30, 2002, as compared to 102.2% for fiscal year 2001 and 67.5% for fiscal year 2000. The non-cash expenses included in fiscal 2002 were $0.1 million associated with cashless exercise options included in warrants issued to officers and board of director members, which are accounted for using variable accounting. This means that the difference between the exercise price of the warrant and the current market value of our common stock is charged to expense as the warrant vests until such warrants are exercised, canceled or expire. The non-cash expenses included in fiscal 2001 were $3.7 million of impairment costs, amortization charges of $1.9 million associated with acquisitions and a benefit of $1.7 million of non-cash compensation associated with cashless exercise options included in warrants issued to officers and board of director members. Non-cash compensation associated with such cashless exercise options of $4.4 million was recorded in fiscal 2000. The Company recorded amortization charges of $0.7 million during 2000.

SG&A  expenses for Appiant NA and Infotel on a stand-alone basis was as follows:

                                  YEARS ENDED SEPTEMBER 30
                                 -------------------------
                                  2002     2001     2000
                                 ------  --------  -------
                                       (In thousands)
         Appiant North American
         Operations:
         Non-cash Compensation   $  113  $(1,700)  $ 4,400
         Other                    4,533   16,239     9,465
                                 ------  --------  -------
                                  4,646   14,539    13,865

         Infotel                  2,387    2,139     2,500
                                 ------  --------  -------
         Total SG&A Expense      $7,033  $16,678   $16,365
                                 ======  ========  =======

SG&A, excluding non-cash charges totaled $6.9 million for fiscal 2002, $18.4 million for 2001 and $12.2 million for 2000. The decrease in fiscal 2002 is primarily due to substantial reductions in headcounts and spending implemented by management during the year. The increase in fiscal 2001 as a percentage of revenue is primarily due to the reduction in revenues for fiscal 2001 and increased costs as we accelerated our transition to our new business model.

SG&A, excluding non-cash charges for Appiant's North American operations on a stand-alone basis decreased to $4.5 million or 70.9% for fiscal year 2002 due to a substantial reduction in headcount and spending implemented by management during the year. SG&A, excluding non-cash charges increased to $16.2 million or 187.4% of Appiant NA revenues in fiscal year 2001 from $9.7 million or 69.1% in fiscal year 2000 mainly because of the significant decrease in North American revenues during fiscal year 2001 and expenditures in Sales and Marketing related to the service offering. On a stand-alone basis, Infotel's SG&A increased to $2.4 million during fiscal 2002 representing an increase of $0.2 million over the same period a year earlier. Infotel's SG&A decreased to $2.1 million in fiscal 2001 compared to $2.5 million in fiscal 2000. On a stand-alone basis, Infotel's SG&A increased as a percentage of revenues to 24.7% for fiscal year 2002 from 16.3% for fiscal year 2001 and 21.6% in fiscal year 2000. Infotel's SG&A expenses increased as a percentage of revenues mainly because of the decrease in Infotel's revenues and slightly higher expenditures during fiscal year 2002.

Unusual  or  Infrequent  Events  or Transactions that Materially Affected Income
--------------------------------------------------------------------------------
From  Continuing  Operations
----------------------------
Impairment of Equipment and Capitalized Software and Release of Lease Liability:
-------------------------------------------------------------------------------
The Company had capitalized $1.2 million of purchased software related to software obtained for billing and provisioning. In June 2001, the Company concluded that the software would not be placed in service and recorded an impairment charge of $1.2 million in fiscal year 2001. In fiscal year 2002, the Company and its billing and provisioning vendor negotiated a settlement whereby the related account payable was written-off.

In connection with the above transaction, the Company entered into lease financing arrangements with a hardware vendor, under which approximately $2.1 million related to hardware and related product costs and $2.5 million related to consulting services acquired for its first data center in Atlanta, Georgia. On June 29, 2001, the Company returned $1.6 million of computer and related equipment at the Atlanta data center to the vendor. The vendor reduced the lease payments due by $1.6 million and as a result the Company reduced equipment and the related capital lease obligations by an equal amount. The Company relocated its data center to Sunnyvale, California in June 2001 and relocated the hardware of $500,000 to this location in September 2001. The remaining $2.5 million of consulting services were charged to operating expenses, which related to the installation of the hardware in the Atlanta data center, as such costs had no future value following the relocation. During fiscal year 2002, the Company and its hardware vendor agreed that the balances due under the leases, were forgiven and the Company wrote-off the lease obligations.

Non-Cash  Compensation  Charges  included in SG&A:  Included in selling, general
-------------------------------------------------
and administrative expenses ("SG&A") are non-cash compensation charges associated with cashless exercise options included in warrants issued to officers and board of director members, which are accounted for using variable accounting. Thus the difference between the exercise price of the warrant and the current market value of our common stock is charged to expense as the warrant vests until such warrants are exercised, canceled or expire. Non-cash compensation charges recorded amounted to a $0.1 million charge in fiscal 2002, a benefit of $1.7 million during 2001 and an expense of $4.4 million in fiscal 2000.

Goodwill arising on the acquisition of the Infotel subsidiary was $2.4 million. Further, we advise the amortization periods for the Company's acquisitions are as follows:

                                         AMORTIZATION
                                         ------------
                                               PERIOD
                                               ------

                  Infotel                    10 years
                  SVG Software Services       5 years
                  Triad                       5 years
                  Quaartz                     3 years

We determined the useful life of the goodwill at the date of acquisition as the period over which the acquired business was expected to contribute directly or indirectly to our future cash flows. The estimate of the useful life was based on an analysis of all pertinent factors, in particular, our expected use of the acquired business and our best estimate of the effects of obsolescence, demand, competition, and other economic factors (such as the stability of the industry and known technological advances).

Interest and Other Income, Net

Our net interest expense decreased to $6.4 million or 25.6% in fiscal year 2002 from $8.6 million or 39.4% in fiscal year 2002 and from $2.3 million during fiscal 2000. The decrease in net interest expense in fiscal year 2002 results primarily from non-cash charges related to a beneficial conversion feature associated with debentures that we issued in fiscal years 2000, 2001 and 2002.

Non-cash Charges Included in Interest Expense:  Included in interest expense are
---------------------------------------------
certain non-cash charges relating to warrants issued and associated beneficial conversion features in connection with various notes payable. Interest expense for the years ended September 30, 2002, 2001 and 2000 is summarized as follows:

                                              YEARS ENDED SEPTEMBER 30,
                                           2002         2001         2000
                                        -----------  -----------  -----------
                                                    (In thousands)
      Non-cash charges relating to
      warrants issued                   $      822   $    4,007  $         -
      Revaluation of Warrant
      Liability                             (5,624)      (3,864)           -
      Non-cash charges relating to
      amortization of non-cash
      beneficial conversion features
      arising on issuance of various
      convertible notes payable               7,417       3,572        1,595
      Accrued interest on notes
      payable and convertible notes
      payable                                 1,174         641          188
      Interest on capital leases,
      lines of credit and other loans           156         317          524

                                        -----------  -----------  -----------
      Total interest expense            $     3,945  $    4,673  $     2,307
                                        ===========  ===========  ===========

Income taxes

We currently have approximately $56 million in US federal net operating loss carry-forwards. The use of approximately 8 million of these net-operating losses are subject to an annual limitation of $250,000. At September 30, 2002, we provided a 100% valuation allowance against our deferred tax asset. We believe that since sufficient uncertainty exists regarding the realization of the deferred tax asset, a full valuation allowance is required. Income tax of $91,000 relates to accrued income tax liabilities for Infotel, our subsidiary in Singapore.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our capital requirements through a combination of sales of equity securities, convertible and other debt offerings, bank borrowings, asset-based secured financings, structured financing and cash generated from operations.

During our fiscal year ended September 30, 2002 net cash used in operating activities was $7.3 million. Although we incurred a loss of $14.3 million for the fiscal year, $9.6 million of this loss was attributed to various non-cash charges. Further, our cash loss was increased by substantial increases in accounts receivables and deferred revenue and substantial decreases in accounts payable and other current liabilities. Net cash provided by investing and financing activities totaled $4.5 million consisting of proceeds from issuance of convertible debentures and warrants which were offset by payments on capital lease obligations and purchases of software, property and equipment.

During our fiscal year ended September 30, 2002 net cash used in operating activities was $9.9 million. Although we incurred a loss of $24.6 million for the fiscal year, $12.2 million of this loss was attributed to various non-cash charges. Further, our loss was offset by a substantial decrease in accounts receivables. Net cash provided by investing and financing activities totaled $7.7 million consisting of proceeds from issuance of convertible debentures, the issuance of Common and Preferred Stock, the exercise of options and warrants, the proceeds of a note from a vendor which were offset by purchase of software and property and equipment.

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

In connection with Convertible Notes issued on the September 26 and 28, 2002 , the Company issued warrants to purchase 271,700 shares of the Company's common stock at an exercise price of ranging from $0.45 per share to $0.50 per share. The estimated value of the warrants of $271,700 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 2.82%, a dividend yield of 0% and volatility of 144%. The allocation of the Convertible Notes proceeds to the fair value of the warrants of $142,600 was recorded as a discount on the Convertible Notes and as additional paid in capital. Upon exercise of the warrants, the holder has no specific registration rights. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $157,400 additional paid-in capital, and a discount on the notes payable. These discounts are accreted over the note maturity period and $9,873 was recorded as non-cash interest expense for the three months ended September 30, 2002.

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

WE CURRENTLY HAVE A GOING CONCERN OPINION FROM OUR OUTSIDE AUDITORS

The Company received a going concern opinion on its financial statements for both fiscal 2001 and 2002. A going concern opinion means that the Company does not have sufficient cash and liquid assets to cover its operating capital requirements for the preceding twelve-month period and if sufficient cash cannot be obtained the Company would have to substantially alter its operations or may not be forced to discontinue operations. The fact that the Company was able to continue operating for more than twelve-months since receiving a going concern opinion on its fiscal 2001 financial statements is not an indication that it will be able to do so in the future. To the contrary the Company's cash position has worsen since fiscal 2001 and its ability to continue its current operations is less likely.

WE HAVE CURRENTLY RECORDED A NET LOSS, WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

We recorded a net loss of $15.8 million on net revenues of $11.8 million our fiscal year ended September 30, 2002 and a net loss of $29.9 million on net revenues of $21.7 million during fiscal 2001. We also sustained significant losses for the fiscal years ended September 30, 1999 and 2000.

We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability as we build our organization for our new inUnison-TM- business model. In addition, we anticipate significant amortization of capitalized software and other assets that we have purchased or developed for our new inUnison-TM- business model in our fiscal year 2003. We cannot be certain that we will continue to realize sufficient revenue to return to or sustain profitability.

Our financial condition and results of operations may be adversely affected if we fail to produce positive operating results. This could also:

     -    adversely affect the value of our common stock;

     - adversely affect our ability to obtain debt or equity financing on acceptable terms to finance our operations; and

     -    impair our ability to continue in business.

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

A NUMBER OF FACTORS COULD CAUSE OUR FINANCIAL RESULTS TO BE WORSE THAN EXPECTED, RESULTING IN A FURTHER DECLINE IN OUR STOCK PRICE.

We have significantly decreased our operating expenses to including our sales and marketing activities, our customer support capabilities, development of new distribution channels, research and development, and our operational infrastructure. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any delay in generating or recognizing revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, if any, which could cause the price of our common stock to fall further.

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

OUR NEW PRODUCTS AND STRATEGIC PARTNERING RELATIONSHIPS MAY NOT BE SUCCESSFUL.

We have launched our inUnison-TM- UC/UI product applications that are designed to provide our customers with hosted unifying communications and unifying information solutions. While we believe that our inUnison-TM- applications will provide our customers with scaled, carrier grade IP-based solutions, we cannot assure you that our customers will accept or adopt them on a large scale, in fact early indications are that adoption of unified communication services in general and inUnison-TM- in particular has been slower than expected. Our integration efforts with other third party software has and could continue to result in product delays and cost overruns. We cannot assure you that other software vendors whose software products we license or incorporate into our inUnison-TM- portal will continue to support their products. If these vendors discontinue their support, our business would be adversely affected.

Further, we expect to continue incur substantial expenditures for equipment, systems, research and development, consultants and personnel to implement this new business model. As a result, our operating results and cash flows may be adversely affected. Significant working capital will be needed by the Company to meet its business plan. Although we believe that this new product offering will ultimately result in profitable operations, there can be no assurance that the implementation of our new business model will be successful or that we can attract the funds necessary to reach cash flow breakeven.

RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE US TO INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

Concerning the development and launch of our new hosted inUnison-TM- business model, if we were to experience periods of rapid growth, it would significant strain on our resources. Unless we manage such growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect production planning, managing headcount, or inaccurate financial reporting, either or all of which may result in unanticipated fluctuations in our operating results and adverse cash flow and financing requirements. Rapid growth and expansion would strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate such growth, we will be required among other things to:

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

We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned financial, operational and personnel systems, procedures and controls may not be adequate to support our future operations. We would need to install various new management information system tools, processes and procedures, continue to modify and improve our existing information technology infrastructure, and invest in training our people to meet the increasing needs associated with our growth. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management and our internal resources. In addition, as we grow internationally, we will have to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, procedures or controls, or any disruption in the transition to such new or enhanced systems, procedures or controls, could adversely affect our ability to accurately forecast sales demand, manage our hosted applications, and record and report financial and management information on a timely and accurate basis.

THE UC/UI MARKET IS YOUNG AND UNTESTED. WE HAVE JUST COMMENCED PROVIDING UC/UI SERVICES IN A HOSTED SERVICE MODEL TO OUR CUSTOMERS UNDER OUR NEW BUSINESS MODEL.

The UC/UI market is in its infancy, and indeed we are one of the first companies in unified information. Despite very positive and upbeat forecasts by a number of leading industry analysts of the market potential for unified communications and unified information applications, we have yet commenced providing our applications to our customers in a hosted service model. There is no assurance that our UC/UI applications will be adopted or, if adopted, that they will be successful in the marketplace. There is no assurance that our business model of offering our applications in a hosted, recurring revenue model will be successful. We are implementing a new business plan, and to the extent that we fail to execute it successfully, compete with new entrants to this market space, or otherwise are unable to build the complex network infrastructure necessary to provide such services to our customers, our results and cash flows will be negatively impacted and we could face serious needs for additional financing which may not be available.

WE PRESENTLY RELY UPON LEGACY SYSTEMS REVENUES.

For our fiscal year ended September 30, 2002, legacy systems revenues (which includes customer premises equipment revenues) accounted for approximately 16.1% of Company's total revenues and 81.7% of our North American revenues. The projected decline in our legacy business will have an adverse effect on our revenues and financial performance. Management believes that future revenues from legacy voicemail systems will decline in the short term due to current economic conditions. The Company discontinued its legacy business in North
America during fiscal year 2002.   Our ability to transition our product sales
to our UC/UI hosted, recurring revenue model will be critical to our future growth.

THE SALES CYCLE FOR OUR NEW HOSTED APPLICATIONS MAY BE LONG, AND WE MAY INCUR SUBSTANTIAL NON-RECOVERABLE EXPENSES OR DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR OR OCCUR WHEN ANTICIPATED.

Although, we have over 12,000 subscribers on our hosted inUnison service, the timing of significant recurring revenues from our hosted inUnison-TM- unified communications and unified information applications is difficult to predict because the unified communications and unified information market is relatively new. Our success will depend in large measure on market demand and acceptance of these applications and technologies, our ability to create a brand for our applications and technologies, our ability to target and sell customers and to drive demand for our applications to their customers, our ability to develop pricing models and to set pricing for our applications, and our ability to build market share. We plan initially to provide our hosted applications to service providers such as internet service providers (ISPs), application service providers (ASPs), affinity groups, multilevel marketing organization and certain corporations. We will need to create sales tools, service provider subscriber use models, methodologies and programs to work with our service provider customers to help devise cooperative advertising and sales campaigns to market and sell our inUnison-TM- applications to their customer. The sales process and sale cycle may vary substantially from customer to customer, and our ability to forecast accurately the sale opportunity for any customer, or to drive adoption of our inUnison-TM- applications in our customers' subscribers may be limited. There is no assurance that we will be successful in selling our applications or achieving targeted subscriber adoption, and our operating and cash flow requirements will be negatively impacted should we fail to achieve our targets within the time frames that we forecast.

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

WE RELY UPON OUR DISTRIBUTOR AND SUPPLIER RELATIONSHIPS.

Our current Singapore legacy operations rely significantly on products manufactured and services provided key third parties. Any disruption in our relationships with these suppliers would have a significant adverse effect on our business for an indeterminate period of time until new supplier relationships could be established.

Any potential competition from our suppliers could have a material negative impact on our business and financial performance.

WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS.

Revenues from our five largest customers accounted for approximately 24.3%, 7.9%, 6.6%, 6.4% and 5.2% of total revenues during our fiscal year ended September 30, 2002. No other customer accounted for over 5% of total revenues during this period. This concentration of revenue has resulted in additional risk to our operations, and any disruption of orders from our largest customers would adversely affect on our results of operations and financial condition.

Our Singapore subsidiary, Infotel Technologies (Pte) Ltd., offers a wide range of infrastructure communications equipment products. It has an established business providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel is also a networking service provider, and manages data networks for various customers. Infotel's financial performance depends in part on a steady stream of revenues relating to the services performed for Rohde & Schwarz test instruments. Infotel's revenues constituted approximately 81.7% of our total revenues for the fiscal year ended September 30, 2002. Any material change in our relationship with our manufacturers, including but not limited to Rohde & Schwarz, would materially adversely affect our results of operations and financial condition.

OUR MARKET IS HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

The markets for our legacy businesses are highly competitive, and competition in this industry is expected to further intensify with the introduction of new product enhancements and new competitors. With such competition may come more aggressive pricing and reduced margins. We currently compete with a number of larger integrated companies that provide competitive voice-processing products and services as subsets of larger product offerings. Our existing and potential competitors include many large domestic and international companies that have better name and product recognition in the market for our products and services and related software, a larger installed base of customers, and substantially greater financial, marketing and technical resources than ourselves.

With the launch of our inUnison-TM- UC/UI hosted applications, we have discontinued our legacy business revenues and its related gross margins as we focus on our UC/UI business. Any delays in the anticipated launch of our inUnison-TM- business plan, coupled with a decline in our legacy business, would have a significant adverse impact on our financial performance and financing requirements.

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

The legacy business of Triad Marketing was discontinued as we have focused the people and technologies of the Triad business on our new inUnison-TM- UC/UI business.

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

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Infotel, our Singapore subsidiary, accounted for approximately 81.7% of our revenues for the fiscal year ended September 30, 2002, and approximately 60.4% of our revenues for the fiscal year ended September 30, 2001. There are risks associated with our international operations, including, but not limited to:

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

We anticipate that the market for our inUnison-TM- UC/UI business is global. We anticipate that we will be expanding our business operations for our UC/UI applications outside the United States, and project that we will launch our UC/UI business in Asia from our existing Singapore operations. However, we do not yet have established operations for our UC/UI applications outside of the United States, and our business could suffer material adverse results if we cannot build an international organization to launch our UC/UI applications outside of the United States in time to meet market demand or alternative solutions or standards.

OUR STOCK PRICE COULD EXPERIENCE FURTHER PRICE AND VOLUME FLUCTUATIONS.

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

OUR MANAGEMENT TEAM IS CRUCIAL TO OUR SUCCESS.

Our business depends heavily upon the services of its executives and certain key personnel, including Douglas S. Zorn, our President and Chief Executive Officer. Management changes often have a disruptive impact on businesses and can lead to the loss of key employees because of the uncertainty inherent in change. Within the last several years, we had significant changes in our key personnel. We cannot be certain that we will be successful in attracting and retaining key personnel worldwide - particularly in the Silicon Valley, greater San Francisco Bay where we operate - as the employment markets there are intensely competitive. The loss of the services of any one or more of such key personnel, if not replaced, or the inability to attract such key personnel, could harm our business. While hiring efforts are underway to fill the vacancies created by the departure of other key employees, there is no assurance that these posts will be filled in the near future. The loss of these or other key employees could have a material adverse impact on our operations. Furthermore, the recent changes in management may not be adequate to sustain our profitability or to meet our future growth targets.

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS WILL HARM OUR ABILITY TO COMPETE.

We have a number patents and copyrights, and while we are in the process of filing for trademark and patent protection on selected product names, technologies and processes which we have developed, we currently rely and have relied on general common law and confidentiality and non-disclosure agreements with our key employees to protect our trade secrets. We also have received trademark protection for the names Appiant Technologies and inUnison. Our success depends on our ability to protect our intellectual property rights. Our efforts to protect our intellectual property may not be sufficient against unauthorized third-party copying or use or the application of reverse engineering, and existing laws afford only limited protection. In addition, existing laws may change in a manner that adversely affects our proprietary rights. Furthermore, policing the unauthorized use of our product is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

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

FLUCTUATIONS IN OPERATING RESULTS COULD CONTINUE IN THE FUTURE.

Our operating results may vary from period to period as a result of the length of our sales cycle, purchasing patterns of potential customers, the timing of the introduction of new products, software applications and product enhancements by us and our competitors, technological factors, variations in sales by distribution channels, timing of stocking orders by resellers, competitive pricing, and generally nonrecurring system sales. For our legacy business, sales order cycles range generally from one to twelve months, depending on the customer, the type of solution being sold, and whether we will perform installation, integration and customization services. The period from the execution of a purchase order until delivery of system components to us, assembly, configuration, testing and shipment, may range from approximately one to several months. These factors may cause significant fluctuations in operating results in the future. The sales order cycle for our inUnison-TM- UC/UI applications in a hosted services model can only be projected at this time as we have little experience with customers for our inUnison-TM- services. To the extent that we do not sign up customers to our inUnison-TM- UC/UI applications according to our plan, our financial performance and results from operations will suffer.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We develop products in the United States and market our products in both the US and Asian markets. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Substantially all of our Appiant NA revenues are currently denominated in U.S. dollars. Our Infotel subsidiary also purchases a significant amount of goods from overseas suppliers. These purchase commitments are often denominated in foreign currencies. We often use forward exchange contracts to hedge these unrecognized firm purchase commitments although this also exposes us to risk as a result of fluctuations in foreign currency exchange rates. We do not have any such exposure at September 30, 2002 but may continue to use these instruments in the future. Our interest expense is sensitive to changes in the general level of interest rates because some of our borrowings are subject to interest rates that vary with the prime rate. Due to the nature of our investments, we believe that there is not a material risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Item 13 of this Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

Directors and Executive Officers:

     Name                                 Title                 Age
     ---------------------  ---------------------------------   ---
     Douglas S. Zorn        Chairman of the Board, Chief
                              Executive Officer and President    53
     L. Thomas Baldwin III  Director                             47
     Allen F. Jacobson      Director                             76
     Robert J. Schmier      Director                             54
     N. Bruce Walko         Director                             62
     Robert Landis          Director                             36
     Fred E. Tannous        Director                             42
     Tom Ku                 Chief Technology & Marketing
                              Officer                            42
     Joachim Zippel         Sr. Vice President, Engineering and
                              Operations                         48
     Sandra W. Smith        General Counsel and Corporate
                              Secretary                          39
     Siravara Vijayendra    Former Vice President Engineering
                              and Operations                     45
     Christopher J. Borders Former Corporate Counsel and
                              Corporate Secretary                39
     Jennifer L. Pratt      Vice President of Human Resources    42

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

L. THOMAS BALDWIN III. Mr. Baldwin has been a Director of the Company from December 2000 to February 2003. Mr. Baldwin is a prominent bond trader and investor. For more than the past five years, he has been Chairman of Baldwin Group Ltd., a parent company of various investment and financial services businesses. He has been a member of the Chicago Board of Trade, serving on its Executive Committee; as Chairman of the Advisory Subcommittee of the CPO/CTA Committee; and as Chairman of the Regulatory Compliance Subcommittee for Reg.
320.15 and 320.16 of the Exchange Relations Group. Mr. Baldwin also served as Vice Chairman of the T-Bond Pit Committee.

ALLEN F. JACOBSON. Mr. Jacobson has been a Director of our Company since August 2000. Mr. Jacobson is a former Chairman and Chief Executive Officer of 3M Corporation, where he had a distinguished career that spanned over 40 years. Mr. Jacobson has also served on the board of directors of Mobil Corporation, Silicon Graphics, Sara Lee Corporation, Potlatch Corporation, Alliant Techsystems, Inc., and US West. Mr. Jacobson resigned in June 2002.

ROBERT J. SCHMIER. Mr. Schmier has been a Director of our Company since January 1999. Mr. Schmier has been the President of Schmier & Feurring Properties, Inc. since 1981, and the President of Schmier & Feurring Realty, Inc. since 1985. These companies are involved in real estate development, leasing and property management of shopping centers and office buildings in Palm Beach County, Florida. Mr. Schmier resigned in July 2002.

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

ROBERT LANDIS. Mr. Landis was a Director of the Company from August 2002 to January 2003. He serves as Chairman and Chief Financial Officer of Comprehensive Care Corporation, a publicly traded, managed behavioral healthcare company. Mr. Landis earned a Bachelor of Science degree in Accounting from the University of Southern California and a Masters of Business Administration from the California State University at Northridge. Mr. Landis resigned in January 2003.

FRED E. TANNOUS. Mr. Tannous was a Director of the Company from August 2002 to February 2003. He is Co-Chairman and Chief Executive Officer of Health Sciences Group, a publicly traded healthcare company committed to vertically integrating a collaborative network of profitable nutraceutical and pharmaceutical companies. Mr. Tannous received an MBA in Finance and Accounting from the University of Chicago Graduate School of Business, and holds a Masters and Bachelors degree in Electrical Engineering from the University of Southern California.

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

JOACHIM ZIPPEL was employed as the Senior Vice President of Engineering and Operations of Appiant Technologies, Inc. from May 2001 to January 2002. Prior to joining Appiant, Joachim was the Executive Vice President of Operations and Services and co-founder of Quaartz, Inc., a web based application company. Joachim brings to the Company a wealth of experience in software development and data center operations from his 12-year tenure at Sun Microsystems. Communications, Corp.

SANDRA SMITH was employed as the General Counsel and Corporate Secretary of Appiant Technologies, Inc. from February 2001 to February 2002. Sandra was most recently with Simpson Grierson Law. Prior to Simpson Grierson, Sandra was Managing Director of a Legal Consulting firm based in Singapore, advising on IT transactions throughout Asia. Sandra was also in-house counsel at EDS and AT&T for several years, as communications and regulatory counsel.

SIRAVARA VIJAYENDRA. Mr. Vijayendra was Vice President of Engineering and Operations from January 2002 through December 2002. Siravara has over 15 years of experience in voice and unified messaging, voice and data encryption, and text-to-speech and speech recognition technologies. Prior to joining Appiant, Siravara was the Vice President of Engineering at Baypoint Innovations, a division of Mitel, Inc., Director of Engineering at Sensory Circuits, Inc., and Senior Manager at Centigram Communications. Additionally, Siravara has spent several years conducting research on seismic, radar and acoustic signal processing at Cylink and Omnitel Corp. Siravara holds Bachelor's of Science in Electrical Engineering from Bangalore University, India and a Masters in Electrical Engineering from Kansas State University.

CHRISTOPHER J. BORDERS. Mr. Borders was General Counsel and Corporate Secretary of Appiant Technologies, Inc. from January 2002 through October 2002. He has over 13 years experience serving software, Internet and other technology companies, both as in-house counsel and in private practice. Chris was most recently General Counsel for MobShop, Inc., and was previously a business and litigation partner for Rivkin Radler LLP. Borders is an active member of the American Corporate Counsel Association and its Intellectual Property Committee, and a member of the Business Law Section of the California State Bar. He earned his juris doctor degree from the University of California, Davis, School of Law, and graduated from the University of California, Berkeley with a bachelor's degree in political science.

JENNIFER L. PRATT. Ms. Pratt is the Vice President of Human Resources of Appiant Technologies, Inc. She has worldwide responsibility for all HR activities including compensation, benefits, stock administration, recruitment, and immigration and is a liaison with legal on all employment law issues. Jennifer has over 16 years human resource experience and brings strategic expertise in all aspects of human resource management, including partnering with the executive team on the design and implementation of strategic change. Prior to Appiant, Jennifer has held senior management positions with a variety of companies including technology, manufacturing and healthcare industries. Jennifer holds a B.S in Business Administration from Morningside College, Sioux City, Iowa.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid during the last three (3) fiscal years to (i) our Chief Executive Officer, (ii) our other most highly compensated executive officers at September 30, 2001, whose aggregate cash compensation exceeded $100,000 during the fiscal year ended September 30, 2002 and (iii) two (2) executive individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the company at the end of the last completed fiscal year (collectively, the "Named Executive Officers").

                            Annual Compensation               Long Term compensation
                                                                       Awards
                                                Other Annual   Restricted   Securities
Name and principal                                Compen-        stock     Under-lying
position             Year   Salary    Bonus        sation        awards      options
Douglas S. Zorn,     2002  $115,385  $     --  $   13,637 (1)                       --
Chairman of the      2001  $172,500  $     --  $    2,797 (1)                50,000 (3)
Board, Chief         2000  $172,500  $180,000  $   13,163 (2)               200,000 (4)
Executive Officer
and President
Officer
Siravara Vijayendra  2002  $124,377  $     --  $    4,231 (1)               150,000 (5)
---------------------------------------------------------------------------------------

1.     Automobile Allowance and Life Insurance paid for by the Company.
2.     Automobile Lease paid for by the company for Mr. Zorn.
3.     Options granted on March 16, 2001 with an exercise price of $4.50 per share.
4.     Options granted July 27, 2000 with an exercise price of $8.75 per share
5.     Options granted January 12, 2002 with an exercise price of $2.93 per share.

Option Grants in Last Fiscal Year

The following table sets forth certain information for each of our Named Officers concerning stock options granted to them during the fiscal year ended September 30, 2002.


                                         Individual Grants
                                         -----------------
                                  Percent of
                                    Total                             Potential Realizable
                     Number  of    Options                           Value at Assumed Annual
                     Securities   Granted to    Exercise                  Rate of Stock
                     Underlying  Employees in    Price               Appreciation for Option
                      Options       Fiscal      ($/SHR)   Expiration       Terms (3)
Name                  Granted      Year (1)       (2)        Date       5% ($)     10%($)
Siravara Vijayendra      50,000          17.7%  $  2.93    1/12/2012  $  276,300  $ 700,350

1. Based on 846,000 options granted during the fiscal year ended September 30,2002.
2. The exercise price was deemed to be equal to be $1.00 over the fair market value on the date of the grant date as determined by the closing price as reported on the NASDAQ SmallCap Market.
3. The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation on the Company's common stock over the term of the options. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock, overall stock market conditions, and the timing of option exercises, if any. There can be no assurances that amounts reflected in this table will be achieved.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning exercises of stock options during the fiscal year ended September 30, 2002 by each of our Named Executive Officers and the number and value of unexercised options held by each of our Named Executive Officers on September 30, 2002.

                        Number of Unexercised Securities             Value of Unexercised in-the-money
                      Underlying Options at September 30,2002     (#) options at September 30, 2002 (1)($)
Name                     Exercisable          Unexercisable          Exercisable          Unexercisable
Douglas S. Zorn              466,833 (2)             91,667 (3)  $                --  $                  --
Siravara Vijayendra           10,000 (4)            140,000 (5)  $                --  $                  --

1. Value of "in-the-money" stock options represents the positive spread between the exercise price of stock options and the fair market value for our common stock on September 30, 2002 based on a closing price of $0.45 per share.
2. Represents 308,500 options at $1.125 per share and 108,333 options at $8.75 per share and 50,000 options at $4.50 per share.
3.   Represents 91,667 options at $8.75 per share.
4.   Represents 10,000 at $2.93 per share.
5.   Represents 140,000 at $2.93 per share.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants or issuable upon conversion of preferred stock held by that person that are currently exercisable or exercisable (or convertible) within 60 days of February 14, 2003 are deemed outstanding. Percentage of beneficial ownership of common stock as of February 14, 2003 is based upon 17,194,841 outstanding shares of common stock. Percentage of beneficial ownership of preferred stock as of February 14, 2003 is based upon 45,000 outstanding shares of preferred stock.


To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

The Company is not aware of any beneficial owner of more than 5% of the outstanding common stock other than as set forth in the following table.

                                                NUMBER OF SHARES
                                               BENEFICIALLY OWNED      PERCENT OF CLASS
                                            ------------------------  -------------------
OFFICERS AND DIRECTORS (1)                     COMMON      PREFERRED  COMMON   PREFERRED
------------------------------------------  -------------  ---------  -------  ----------
Douglas S. Zorn                              1,520,850(2)         --     6.1%         --%
Chairman of the Board, Chief Executive
Officer and President

L. Thomas Baldwin III                       10,230,848(3)         --    41.0%         --%
Director

N. Bruce Walko                                  61,000(4)         --     0.2%         --%
Director

Fred E. Tannous                                       --          --      --%         --%
Director

Siravara Vijayendra                             10,000(5)         --      --%         --%
Vice President Engineering and Operations

All officers, directors and proposed        11,822,698(6)         --    47.4%         --%
directors as a group (5 persons)

(1) Each beneficial owner for whom an address is not listed has an address c/o Appiant Technologies Inc., 6663 Owens Drive, Pleasanton, California 94588.

(2) Represents 151,937 shares of common stock, vested options to purchase 466,833 shares of common stock, immediately exercisable warrants to purchase 514,073 shares of common stock and notes immediately convertible into 388,007 shares of common stock.

(3) Represents 3,191,334 shares of common stock, immediately exercisable warrants to purchase 3,443,819 shares of common stock, notes immediately convertible into 3,595,695 shares of Common Stock.


(4) Represents immediately exercisable warrants to purchase 50,000 shares of common stock and vested options to purchase 11,000 shares of common stock.

(5) Represents vested options to purchase 10,000 shares of common stock.(6) Represents 3,343,271 shares of common stock, vested options to purchase 487,833 shares of common stock, immediately exercisable warrants to purchase 4,007,892 shares of common stock and notes immediately convertible into 3,983,702 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an employment agreement with Douglas S. Zorn, as Chairman of the board of directors, President and Chief Executive Officer of the Company. By its terms, the agreement has an Initial Term of three years with a provision that the Term will be extended for successive one-year periods beginning on the first day after the final day of the Initial Term, except in the event Mr. Zorn or the Company provides written notice to the other at least 180 days before the beginning of such one-year period, of the intention not to extend the Term. Mr. Zorn's base salary may be adjusted from time to time by mutual agreement between Mr. Zorn and the board of directors. Mr. Zorn's base salary for calendar years 2001 and 2002 was $300,000, however Mr. Zorn's salary has been accrued but not paid since early May 2002. Mr. Zorn's base salary for calendar year 2003 is $300,000 which is also being accrued but not paid.

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

On February 1, 2002, the Company acquired all the outstanding shares of Ximnet Corporation in exchange for 500,000 shares of the Company's Common stock. Two hundred and fifty thousand of the shares were placed in escrow until Ximnet management met certain objectives, these objectives were not met and the shares were retired.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of the Annual Report on Form 10-K:

     1.   Financial Statements

     2.   Financial Statement Schedule

     3.   Exhibits

          (a)  This is the financial statement index:

                                           EXHIBIT INDEX
      EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT
      --------------       -----------------------------------------------------
            2.3            Plan and Agreement of Reorganization, dated
                           December 10, 1999, by and among Trimark Inc.,
                           d.b.a. Triad Marketing, Greg Darling, Richard
                           Glover and the Company. (17)
            --------------------------------------------------------------------
            2.4            Agreement of Merger, by and between Nhancement
                           Acquisition Corp. and Trimark, filed with the
                           Secretary of State of the State of California
                           effective January 21, 2000. (17)
            --------------------------------------------------------------------

            2.5 Plan and Agreement of Reorganization between the Company and SVG Software Services, Inc., a
                           California corporation, dated February 4, 2000.
                           (18)
            --------------------------------------------------------------------
            2.6 Stock Purchase Agreement between the Company and Vijay and Vinita Gulechha dated February 4, 2000.
                           (18)
            --------------------------------------------------------------------
            3.1            Amended and Restated Certificate of Incorporation,
                           as filed with the Delaware Secretary of State
                           on January 27, 1997, as amended by Certificate
                           of Designations, as filed with the Delaware
                           Secretary of State on April 9, 1998, as further amended by Amended Certificate of Designations, as filed with the Delaware Secretary of State
                           on April 13, 1998, as further amended by
                           Amended Certificate of Designations, as filed
                           with the Delaware Secretary of State on June
                           11, 1999. (1)
            --------------------------------------------------------------------
            3.2            Amended and Restated Bylaws. (2)
            --------------------------------------------------------------------
            4.1            Form of Common Stock Certificate. (3)
            --------------------------------------------------------------------
            4.2            Form of Underwriter Warrant. (4)
            --------------------------------------------------------------------
            4.3 Registration Rights Agreement, dated September 1, 1996, between BioFactors, Inc. ("BFI") and (i) a majority of the holders of securities pursuant to the Secured Note and Warrant Purchase Agreement
                           dated December 1, 1994, as amended; (ii) a
                           majority of the holders of securities issued
                           pursuant to the Secured Note and Stock Purchase Agreement, dated December 1, 1995, as amended;
                           iii) a majority of the holders of securities
                           issued pursuant to the Unsecured Note and Stock Purchase Agreement, dated February 1, 1996, as amended; (iv) a majority of the holders of securities issued pursuant to the Unit
                           Subscription Agreement, dated May 17, 1996,
                           as amended; (v) the purchasers of securities
                           issued pursuant to the Unit Subscription Agreement dated October 3, 1996; and (vi) the former holders of BFI's Series A Preferred Stock. (4)
            --------------------------------------------------------------------
            4.4 Registration Rights Agreement, dated October 25, 1996, between the Company and James S. Gillespie.
                           (3)
            --------------------------------------------------------------------
            4.5            Form of Series A Preferred Stock Certificate. (5)
            ----------------------------------------------------------------
            4.6            Registration Rights Agreement, dated as of April
                           13, 1998, among the Company, The Endeavour Capital Fund S.A. and AMRO International S.A. ("AMRO")(5)
            --------------------------------------------------------------------
            4.7            Warrant Agreement dated February 2, 1999 between
                           the Company and JWGenesis Capital Markets LLC.(6)
            --------------------------------------------------------------------
            4.8            Warrant Agreement dated February 2, 1999 between
                           the Company and Kenneth L. Greenberg. (6)
            --------------------------------------------------------------------
            4.9            Warrant Agreement dated February 2, 1999 between
                           the Company and Mark Goldberg. (6)
            --------------------------------------------------------------------
            4.10 Form of Warrant dated June 15, 1999 delivered to purchasers of Series A Convertible Preferred
                           Stock. (7)
            --------------------------------------------------------------------
            4.11 Form of Warrant dated June 15, 1999 delivered to purchasers of Series A Convertible Preferred Stock (exercise contingent on redemption of Preferred
                            Stock). (7)
            --------------------------------------------------------------------
            4.12 Warrant Agreement dated June 7, 1999 between the Company and James S. Gillespie. (7)
            --------------------------------------------------------------------
            4.13 Warrant Agreement dated June 15, 1999 between the Company and Grady & Hatch and Company, Inc. (7)
            --------------------------------------------------------------------
            4.14           Warrant, dated January 21, 2000, delivered to
                           Richard Glover. (17)
            --------------------------------------------------------------------
            4.15           Warrant, dated January 21, 2000, delivered to Greg
                           Darling. (17)
            --------------------------------------------------------------------

            4.16           Warrant dated December 10, 1999, issued to Douglas
                           S. Zorn. (18)
            --------------------------------------------------------------------
            4.17           Warrant dated December 10, 1999, issued to James
                           S. Gillespie. (18)
            --------------------------------------------------------------------
            4.18           Warrant dated December 10, 1999, issued to John M.
                           Black. (18)
            --------------------------------------------------------------------
            4.19           Warrant dated December 10, 1999, issued to James
                           S. Gillespie. (18)
            --------------------------------------------------------------------
            4.20           Warrant dated December 10, 1999, issued to N.
                           Bruce Walko. (18)
            --------------------------------------------------------------------
            4.21           Warrant dated December 10, 1999, issued to Robert
                           J. Schmier. (18)
            --------------------------------------------------------------------
            4.22           Warrant dated December 10, 1999, issued to Diane
                           Nowak. (18)
            --------------------------------------------------------------------
            4.23           Warrant dated March 1, 2000, issued to William M.
                           Stephens. (19)
            --------------------------------------------------------------------
            4.24 Convertible Debenture Purchase Agreement by and between NHancement Technologies Inc. and certain investors, dated May 19, 2000. (20)
            --------------------------------------------------------------------
            4.25 Common Stock Purchase Agreement by and between NHancement Technologies Inc. and Kedrick
                           Investments Limited Inc. and certain investors,
                           dated June 15, 2000. (20)
            --------------------------------------------------------------------
            4.26 Amendment to the Convertible Debenture Purchase Agreement by and between NHancement Technologies
                           Inc. and Kedrick Investments Limited, dated June
                           30, 2000. (20)
            --------------------------------------------------------------------
            4.27           Amendment to the Common Stock Purchase Agreement
                           by and between NHancement Technologies Inc. and Kedrick Investments Limited, dated June 30, 2000.
                           (20)
            --------------------------------------------------------------------
            4.28           Form of Convertible Debenture. (20)
            --------------------------------------------------------------------
            4.29 Warrant dated May 1, 2000, issued to Cisco Systems Capital Corporation. (21)
            --------------------------------------------------------------------
            4.30 Warrant dated May 24, 2000, issued to Kedrick Investments Limited. (21)
            --------------------------------------------------------------------
            4.31           Certificate of Designation of NHancement
                           Technologies Inc. filed with the Secretary of
                           State of the State of Delaware on October 5, 2000.
                           (22)
            --------------------------------------------------------------------
            4.32           Warrant dated July 31, 2000 issued to L. Thomas
                           Baldwin III. (23)
            --------------------------------------------------------------------
            4.33           Warrant dated August 8, 2000 issued to Allen F.
                           Jacobson. (23)
            --------------------------------------------------------------------
            4.34           Warrant dated November 28, 2000 issued to Jack
                           T. Zahran. (23)
            --------------------------------------------------------------------
            4.35 Warrant dated October 31, 2000 issued to Joseph Stevens & Co. (26)
            --------------------------------------------------------------------
            4.36           Warrant dated November 28, 2000 issued to Jack
                           T. Zahran. (26)
            --------------------------------------------------------------------
            4.37 Warrant dated January 10, 2001 issued to Baldwin Partners, L.P. (26)
            ----------------------------------
            4.38 Warrant dated May 31, 2001 issued to various investors as identified in Item 5. (26)
            --------------------------------------------------------------------
            4.39           Warrant dated June 2001 issued to various
                           investors as identified in Item 5. (26)
            --------------------------------------------------------------------
            4.40 Warrant dated October 2001 issued to various investors as identified in Item 5. (26)
            --------------------------------------------------------------------
            4.41 Warrant dated November 2001 issued to various investors as identified in Item 5. (26)
            --------------------------------------------------------------------
            4.42 Warrant dated December 2001 issued to various investors as identified in Item 5. (26)
            --------------------------------------------------------------------
            4.43 Convertible promissory note dated March 21, 2001 issued to L. Thomas Baldwin III as identified in item 5. (26)
            --------------------------------------------------------------------
            4.44 Warrant dated March 21, 2001 issued to L. Thomas Baldwin III as identified in Item 5. (26)
            --------------------------------------------------------------------

            4.45 Warrant dated March 31, 2001 issued to L. Thomas Baldwin III as identified in Item 5. (26)_
            --------------------------------------------------------------------
            4.46 Warrant dated March 31, 2001 issued to L. Thomas Baldwin III as identified in Item 5. (26)
            --------------------------------------------------------------------
            4.47 Amendment dated May 31, 2001 to the Convertible Promissory Note dated March 21, 2001 to L. Thomas Baldwin III as identified in Item 5. (26)
            --------------------------------------------------------------------
            4.48 Warrant Number 2002-36, issued August 9, 2002 (28) number exhibit 5.6 in error
            --------------------------------------------------------------------
            4.49 Warrant Number 2002-37, issued August 9, 2002 (28) numbered exhibit 5.7 in error.
            --------------------------------------------------------------------
            10.1 Formation Agreement, dated as of October 15, 1996, between BFI and Voice Plus, Inc. ("Voice Plus").
                           (3)
            --------------------------------------------------------------------
            10.2           Agreement and Plan of Merger, dated as of October
                           30, 1996, between the Company, BFI Acquisition Corporation and BFI. (4)
            --------------------------------------------------------------------
            10.3           Agreement and Plan of Merger, dated as of October
                           25, 1996, between the Company, Voice Plus
                           Acquisition Corporation, Voice Plus and James S. Gillespie, together with Forms of Promissory
                           Notes. (8)
            --------------------------------------------------------------------
            10.4           Agreement of Merger between Voice Plus and BFI
                           dated as of October 10, 1997. (5)
            --------------------------------------------------------------------
            10.5 License Agreement, dated November 24, 1988, by and between BFI and Systems Technology, Inc., as amended by Addendum to License Agreement, dated
                           May 19, 1994, as amended by Second Addendum to License Agreement, dated November 18, 1996. (4)
            --------------------------------------------------------------------
            10.7 Secured Note and Warrant Purchase Agreement, dated December 1, 1994, between BFI and the purchasers listed therein, as amended by the First Amendment to Secured Note and Warrant Purchase Agreement,
                           dated July 1995, as amended by Amendment to
                           Secured Note and Warrant Purchase Agreement, dated December 1, 1995, as amended by Third Amendment to Secured Note and Warrant Purchase Agreement, dated March 1, 1996, and as amended by Fourth Amendment to Secured Note and Warrant Purchase Agreement, dated October 1, 1996, together with Amended and Restated Security Agreement and Form of Secured Promissory Note. (4)
            --------------------------------------------------------------------
            10.8           Secured Note and Stock Purchase Agreement,
                           dated December 1, 1995, between BFI and the
                           purchasers listed therein, as amended by the
                           First Amendment to Secured Note and Stock
                           Purchase Agreement, dated March 1, 1996, as
                           amended by Second Amendment to Secured Note and
                           Stock Purchase Agreement, dated July 1, 1996,
                           and as amended by Third Amendment to Secured
                           Note and Stock Purchase Agreement, dated
                           October 1, 1996, together with Form of Secured Promissory Note. (4)
            --------------------------------------------------------------------
            10.9 Unsecured Note and Stock Purchase Agreement, dated February 1, 1996, between BFI and the
                           First Amendment to Unsecured Note and Stock
                           Purchase Agreement, dated March 1, 1996, as
                           amended by Second Amendment to Unsecured Note
                           and Stock Purchase Agreement, dated July 1,
                           1996, and as amended by Third Amendment to
                           Unsecured Note and Stock Purchase Agreement,
                           dated October 1, 1996, together with Form of
                           Unsecured Promissory Note. (4)
            --------------------------------------------------------------------
            10.10 Unit Subscription Agreement, dated May 17, 1996, between BFI and the purchasers listed therein, as amended by First Amendment to Unit Subscription Agreement, dated October 1, 1996, together with
                           Form of Promissory Note. (4)
            --------------------------------------------------------------------

            10.11          Unit Subscription Agreement, dated October 1,
                           1996, between BFI and the purchasers listed
                           therein, together with Form of Promissory Note and Form of Warrant. (2)
            --------------------------------------------------------------------
            10.12          Equity Incentive Plan. (2)
            --------------------------------------------------------------------
            10.13          Employment Agreement, dated as of October 30,
                           1996, between Douglas S. Zorn and the Company.(2)
            --------------------------------------------------------------------
            10.14          Employment Agreement, dated as of October 25,
                           1996, between James S. Gillespie and the Company.
                           (3)
            --------------------------------------------------------------------
            10.15          Employment Agreement, dated as of October 30,
                           1996, between Esmond T. Goei and the Company. (3)
            ----------------------------------------------------------------
            10.16          Form of Factor 1000-Registered Trademark - Service
                           Contract. (3)
            --------------------------------------------------------------------
            10.17          Office Building Lease, dated April 8, 1996,
                           between BFI and Denver West Office Building No. 21 Venture. (4)
            --------------------------------------------------------------------
            10.18 Authorized U.S. Distributor Agreement, dated April 16, 1996, between Centigram Communications Corporation and Voice Plus. (3)
            --------------------------------------------------------------------
            10.19 Office Lease, dated October 16, 1995, between AJ Partners Limited Partnership and Voice Plus. (4)
            --------------------------------------------------------------------
            10.20 Agreement, dated October 16, 1995, between BFI, Burton Kanter and Elliot Steinberg, as amended by Amendment dated July 16, 1996, between BFI, Esmond Goei, Douglas Zorn, Burton Kanter and Elliot Steinberg. (4)
            --------------------------------------------------------------------
            10.21 Stockholder Agreement, dated October 25, 1996, between the Company and James D. Gillespie. (4)
            --------------------------------------------------------------------
            10.22          1997 Management and Company Performance Bonus
                           Plan. (4)
            --------------------------------------------------------------------
            10.23          Employment Agreement, dated as of November 1,
                           1996, between Diane E. Nowak and Voice Plus. (2)
            --------------------------------------------------------------------
            10.24          Employment Agreement, dated as of November 1,
                           1996, between Bradley Eickman and Voice Plus. (2)
            --------------------------------------------------------------------
            10.25          Promissory Note Payable to the Company by Esmond
                           T. Goei. (5)
            --------------------------------------------------------------------
            10.26          Agreement for the Sale of Shares in Advantis
                           Network & System Sdn Bhd dated June 20, 1997,
                           between the Company and the shareholders of
                           Advantis, as amended by the Supplemental
                           Agreement to the Agreement dated November 26,
                           1997, and the Second Supplemental Agreement
                           dated November 26, 1997. (9)
            --------------------------------------------------------------------
            10.27          Building Lease dated June 9, 1997 by and between
                           the Company, as Tenant and El Dorado Holding
                           Company, Inc., as Landlord. (10)
            --------------------------------------------------------------------
            10.28          Form of Lock Up Agreement between the Company and
                           the former shareholders of Advantis. (11)
            --------------------------------------------------------------------
            10.29          Securities Purchase Agreement, dated as of April
                           13, 1998, by and among the Company, the Endeavour Capital Fund S.A. and AMRO. (5)
            --------------------------------------------------------------------
            10.30 Form of Escrow Instructions related to Securities Purchase Agreement, dated as of April 13, 1998.
                           (5)
            --------------------------------------------------------------------
            10.31 Form of Reseller Agreement between Interactive Intelligence Inc. and the Company dated July 8,
                           1998. (12)
            --------------------------------------------------------------------
            10.32          Form of Associate Agreement between NEC, Inc. and
                           the Company dated May 26, 1998. (12)
            --------------------------------------------------------------------
            10.33          Form of Loan and Security Agreement between
                           Aerofund Financial and the Company dated October
                           9, 1998. (12)
            --------------------------------------------------------------------
            10.34 Form of Guaranty from Lee Giam Teik, Man Yiew Ming and Ng Kok Wah dated September 30, 1998. (12)
            --------------------------------------------------------------------
            10.35          Letter Agreement between Lee Giam Teik, Man Yiew
                           Ming and Ng Kok Wah and the Company dated
                           September 30, 1998. (12)
            --------------------------------------------------------------------

            10.36 Agreement relating to the sale and purchase of 500,000 ordinary shares in the Capital of Infotel Technologies (Pte) Ltd ("Infotel"), dated as of January 19, 1998, by and between the Company and the stockholders of Infotel (the "Sale
                           Agreement"). (13)
            --------------------------------------------------------------------
            10.37          Letter Agreement amending the Sale Agreement,
                           dated as of April 2, 1998, by and between the
                           Company and the stockholders of Infotel. (13)
            --------------------------------------------------------------------
            10.38          Form of letter agreement amending the Sale
                           Agreement, as amended by Supplement No. 1, dated
                           as of April 22, 1998, by and between the Company
                           and the stockholders of Infotel. (13)
            --------------------------------------------------------------------
            10.39          Letter agreement amending the Sale Agreement,
                           dated as of June 22, 1998, by and between the
                           Company and stockholders of Infotel. (14)
            --------------------------------------------------------------------
            10.40 Promissory Note, dated as of June 15, 1998, in the original principal amount of $375,000, payable by the Company to AMRO. (14)
            --------------------------------------------------------------------
            10.41 Promissory Note, dated as of June 15, 1998, in the original principal amount of $375,000, payable by the Company to Endeavour Capital Fund S.A.
                           ("Endeavour"). (14)
            --------------------------------------------------------------------
            10.42          Letter agreement, dated as of June 15, 1998,
                           amending Securities Purchase Agreement, dated as
                           of April 13, 1998, by and among the Company, AMRO
                           and Endeavour. (14)
            --------------------------------------------------------------------
            10.43          Letter agreement, dated as of June 12, 1998, by
                           and among the Company, Esmond T. Goei, Douglas S. Zorn and James S. Gillespie. (14)
            --------------------------------------------------------------------
            10.44 Promissory Note, dated as of June 12, 1998, in the original principal amount of $125,000 payable by the Company to Esmond T. Goei. (14)
            --------------------------------------------------------------------
            10.45 Promissory Note, dated as of June 12, 1998, in the original principal amount of $225,000 payable by the Company to Douglas S. Zorn. (14)
            --------------------------------------------------------------------
            10.46 Promissory Note, dated as of June 12, 1998, in the original principal amount of $300,000 payable by the Company to James S. Gillespie. (14)
            --------------------------------------------------------------------
            10.47          Separation Agreement dated January 13, 1999
                           between Esmond T. Goei and the Company. (15)
            --------------------------------------------------------------------
            10.48          Letter Agreement dated February 2, 1999 between
                           the Company and JWGenesis Capital Markets LLC.(6)
            --------------------------------------------------------------------
            10.49          Amendment dated June 11, 1999, to Securities
                           Purchase Agreement dated April 13, 1998. (1)
            -----------------------------------------------------------
            10.50          Termination, Consulting and Confidentiality
                           Agreement dated June 7, 1999 between James S. Gillespie and the Company. (7)
            --------------------------------------------------------------------
            10.51          Loan and Security Agreement, dated as of
                           August 31, 1999, by and among Eastern Systems Technology, Inc. ("Eastern"), Ram V. Mani
                           ("Mani"), Front-End Technologies, Srini
                           Ramakrishnan ("Ramakrishnan") and the Company.
                           (16)
            --------------------------------------------------------------------
            10.52          Secured Promissory Note, dated as of August 31,
                           1999, in the principal amount of $250,000, payable
                           by Eastern to the Company. (16)
            --------------------------------------------------------------------
            10.53          Employment Agreement, dated as of August 31, 1999,
                           by and between Mani and the Company. (16)
            --------------------------------------------------------------------
            10.54 Plan and Agreement of Reorganization, dated August 31, 1999, among Eastern, Mani and the Company.
                           (16)
            --------------------------------------------------------------------
            10.55 Form of Ratification Agreement, dated September 10, 1999, by the Company, Eastern, Mani and
                           Ramakrishnan. (16)
            --------------------------------------------------------------------

            10.56          Employment Agreement, dated as of January 21,
                           2000, by and between Richard Glover and the
                           Company. (17)
            --------------------------------------------------------------------
            10.57          Employment Agreement, dated as of January 21,
                           2000, by and between Greg Darling and the Company.
            --------------------------------------------------------------------
            10.58          Form of Non-Compete Agreement, dated as of January
                           21, 2000, by and among the Company, Merger Sub and
                           each of Greg Darling and Richard Glover. (17)
            --------------------------------------------------------------------
            10.59          Letter dated December 10, 1999, terminating the
                           Consultancy Agreement dated June 7, 1999 between
                           the Company and James S. Gillespie. (18)
            --------------------------------------------------------------------
            10.60          Master Agreement to lease equipment entered into
                           as of April 21, 2000 with Cisco Systems Capital
                           Corporation. (21)
            --------------------------------------------------------------------
            10.61          Series B Preferred Stock Purchase Agreement dated
                           as of October 31, 2000, by and between NHancement
                           Technologies Inc. and certain investors. (22)
            --------------------------------------------------------------------
            10.62          Shelf Registration Agreement dated as of October
                           31, 2000, by and between NHancement Technologies
                           Inc. and certain investors. (22)
            -----------------------------------------------
            10.63          Master Agreement to lease equipment entered into
                           As of July 25, 2000 with Hewlett-Packard.  (24)
            --------------------------------------------------------------------
            10.64          Form of Convertible Promissory Note dated March 21,
                           2001 issued to L. Thomas Baldwin III. (25)
            --------------------------------------------------------------------
            10.65          Master Services agreement dated as of March 22,
                          2001 by and between Appiant Technologies and
                           InPhonic, Inc. (26)number exhibit 10.63 in error
            --------------------------------------------------------------------
            10.66          Debenture and Warrant Purchase Agreement, dated
                           April 19, 2002. (27) numbered exhibit 10.1 in error.
            --------------------------------------------------------------------
            10.67          Secured Convertible Debenture, dated April 19, 2002
                           (27) numbered exhibit 10.2 in error.
            --------------------------------------------------------------------
            10.68          Warrant to Purchase Shares of Common Stock, issued
                           April 19, 2002 (27) numbered exhibit 10.3 in error
            --------------------------------------------------------------------
            10.69          Registration Rights Agreement, dated April 19, 2002
                           (27) numbered exhibit 10.4 in error.
            --------------------------------------------------------------------
            10.70          Security Agreement, dated April 19, 2002 (27)
                           numbered exhibit 10.5 in error.
            --------------------------------------------------------------------
            10.71          Asset Purchase Agreement, dated July 12, 2002
                           (28) numbered exhibit 5.1 in error.
            --------------------------------------------------------------------
            10.72          Equipment Lease Agreement, dated July 12, 2002
                           (28) numbered exhibit 5.2 in error.
            --------------------------------------------------------------------
            10.73          First Amendment to Equipment Lease Agreement, dated
                           August 9, 2002 (28) numbered exhibit 5.3 in error.
            --------------------------------------------------------------------
            10.74          Bill of Sale, dated July 12, 2002 (28)
                           numbered exhibit 5.4 in error.
            --------------------------------------------------------------------
            10.75          First Amendment to Master Services Agreement,
                           dated August 9, 2002 (28) numbered exhibit 5.5 in
                           error.
            --------------------------------------------------------------------
            21             Subsidiaries
            --------------------------------------------------------------------
            23.1           Consent of PricewaterhouseCoopers LLP.
            --------------------------------------------------------------------
            23.2           Consent of BDO Seidman, LLP.
            --------------------------------------------------------------------
            24             Power of Attorney (included on signature page to
                           this Report on Form 10-K).
            --------------------------------------------------------------------
            27             Financial Data Schedule {Note: will be for the
                           twelve months ended 9/30/00}.
            --------------------------------------------------------------------
            99.1           Sarbanes-Oxley Act Certification     (27)
            --------------------------------------------------------------------
* To be filed herewith

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

(21) Incorporated by reference from Issuer's Quarterly Report on Form 10-QSB as filed with Securities and Exchange Commission on August 14, 2000.

(22) Incorporated by reference from Issuer's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000.

(23) Incorporated by reference from Issuer's Annual Report on Form 10KSB as filed with the Securities and Exchange Commission on January 12, 2001.

(24) Incorporated by reference from Issuer's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2001.

(25) Incorporated by reference from Issuer's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 21, 2001.

(26) Incorporated by reference from Issuer's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 14, 2002.

(27) Incorporated by reference from Issuer's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2002 (numbered exhibits 10.x in error).

(28) Incorporated by reference from Issuer's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 27, 2002 (numbered exhibits 5.x in error).


(b)     Reports on Form 8-K

On May 3, 2002 we filed a report on form 8-K to announce a secured financing of up to 4,025,000 with certain accredited investors pursuant to a Debenture and Warrant Purchase Agreement dated April 19, 2002.

On July 19, 2002 we filed a report on form 8-K to announce two members of the Appiant Technologies, Inc. Board of Directors, Allen F. Jacobson and Robert J. Schmier, have resigned their positions due to personal and business reasons unrelated to Appiant.

On August 15, 2002 we filed a report on form 8-K to announce Mr. Robert Landis and Mr. Fred E. Tannous have been elected to become new outside directors on the Company's Board of Directors as of August 15, 2002. Both Mr. Landis and Mr. Tannous have been appointed to the audit and compensation committees of the Company.

On August 27, 2002 we filed a report on form 8-K to announce an execution of execution of various agreements between Appiant Technologies and InPhonic, Inc. providing for the sale and lease back of equipment, purchase of additional license rights, minimum subscriber payments, and the issuance of additional warrants to purchase Appiant common stock.

On September 20, 2002 we filed on form 8-K the Company requested a hearing before a NASDAQ Listing Qualifications Panel in order to appeal a NASDAQ Staff Determination indicating that, in association with its recent private placement of $3.525 million to accredited investors, the Company does not comply with the shareholder approval provisions set forth in Marketplace Rules 4350(i)(1)(B) and 4350(i)(1)(D)(ii), and that the Company's securities are subject to delisting from the NASDAQ Small Cap Market on September 13, 2002.



                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF PLEASANTON, STATE OF CALIFORNIA ON THIS 14TH DAY OF JANUARY, 2002.

                                      APPIANT TECHNOLOGIES INC.



                                      By:  /s/  DOUGLAS S. ZORN
                                           ------------------------------------

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



     SIGNATURE                    TITLE                        DATE

/s/ Douglas S. Zorn  Chairman of the Board, Chief Executive    February 18, 2003
-------------------  and Financial Officer, President and
Douglas S. Zorn      Director (Principal Executive Officer)

/s/ N. Bruce Walko              Director                       February 18, 2003
------------------
N. Bruce Walko

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
---------------------------------------------------------------------------

All exhibits indicated in Item 14 of this Annual Report have been incorporated by reference herein as indicated in Item 14.

                                                       APPIANT TECHNOLOGIES INC.
                                                                AND SUBSIDIARIES




                                               CONSOLIDATED FINANCIAL STATEMENTS
                                   Years Ended September 30, 2002, 2001 and 2000

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors
Appiant Technologies Inc. (f.k.a. Nhancement Technologies Inc.) and Subsidiaries Pleasanton, California


We have audited the accompanying consolidated balance sheets of Appiant Technologies Inc. (f.k.a. Nhancement Technologies Inc.) and Subsidiaries as of September 30, 2002 and September 30, 2001 (restated), and the related consolidated statements of operations, and comprehensive loss stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appiant Technologies Inc. (f.k.a. Nhancement Technologies Inc.) and Subsidiaries as of September 30, 2002 and September 30, 2001(restated), and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital and substantially all of its liabilities are in default, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



STONEFIELD  JOSEPHSON,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Santa Monica, California
February 14, 2003

                             APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                              September 30,
                                                                                          2001
                                                                                     (restated, See
                                                                           2002          Note 1)
                                                                       -------------  -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $  1,026,000   $  3,379,000
Restricted cash                                                             117,000        117,000
Accounts receivable, less allowance for doubtful accounts of $63,000
  and $335,000                                                            2,252,000      1,200,000
Inventory                                                                   450,000        889,000
Equipment at customers under integration                                          -        206,000
Prepaid expenses and other                                                1,430,000        856,000
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                      5,275,000      6,647,000
---------------------------------------------------------------------------------------------------
Property and equipment, net                                               2,859,000      5,381,000
Capitalized software, net                                                16,070,000     16,664,000
Goodwill and other intangible assets, net                                 5,869,000     10,255,000
Other assets                                                                160,000      1,933,000
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $ 30,233,000   $ 40,880,000
===================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Lines of credit                                                        $    300,000   $    300,000
Accounts payable                                                          7,089,000      9,344,000
Accrued liabilities                                                       3,296,000      3,212,000
Deferred revenue                                                            589,000      1,041,000
Income tax payable                                                          236,000        302,000
Accrued liability related to warrants                                     1,921,000      4,430,000
Convertible promissory notes payable, net of discounts - including
  related parties                                                         8,933,000      1,496,000
Notes payable, net of discounts - including related parties               6,018,000      5,732,000
Capital lease obligations, current portion                                  587,000      4,085,000
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                28,969,000     29,942,000
Capital lease obligations, net of current portion                           393,000         93,000
Long term notes payable, net of current portion                                  --        379,000
Other                                                                        26,000         39,000
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        29,388,000     30,453,000
---------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENGIES (Note 8)                                           --             --
---------------------------------------------------------------------------------------------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK: $0.01 par
  value, 2,000,000 shares authorized, 1,500 shares issued and
  outstanding                                                               253,000        253,000
---------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Common stock, $0.01 par value, 40,000,000 shares authorized,
  16,480,712 and 15,983,200 shares issued and outstanding,
  respectively                                                              164,000        159,000
Additional paid-in capital                                               81,226,000     75,810,000
Unearned stock-based compensation                                           (83,000)      (401,000)
Accumulated deficit                                                     (80,703,000)   (64,932,000)
Accumulated other comprehensive loss                                        (12,000)      (462,000)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                  592,000     10,174,000
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY                                       $ 30,233,000   $ 40,880,000
===================================================================================================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                               APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

------------------------------------------------------------------------------------------------------------
                                                                        YEARS ENDED SEPTEMBER 30,
                                                                   2002            2001            2000
------------------------------------------------------------------------------------------------------------
                                                                               (restated see
                                                                                  Note 1)
NET REVENUES:
  Products and integration services                            $    687,000   $    5,492,000   $ 11,236,000
  Other services                                                 11,125,000       16,256,000     14,293,000
                                                               -------------  ---------------  -------------
TOTAL NET REVENUES                                               11,812,000       21,748,000     25,529,000
                                                               -------------  ---------------  -------------

Cost of net revenues:
  Products and integration services                               5,454,000        5,008,000      9,852,000
  Other services                                                  8,676,000       12,538,000      8,621,000
                                                               -------------  ---------------  -------------
TOTAL COSTS OF NET REVENUES                                       14,130,000       17,546,000     18,473,000
                                                               -------------  ---------------  -------------

GROSS PROFIT (LOSS)                                              (2,318,000)       4,202,000      7,056,000

OPERATING EXPENSES
  Selling, general and administrative                             6,146,000       16,587,000     16,365,000
  Research and development                                        1,851,000        2,981,000        189,000
  Amortization of goodwill and other intangibles                  3,614,000        1,883,000        676,000
  Amortization of stock-based compensation                          113,000           91,000              -
  Impairment of (gain on) equipment and capitalized software     (2,840,000)       3,669,000              -
                                                               -------------  ---------------  -------------
TOTAL OPERATING EXPENSES                                          8,884,000       25,211,000     17,230,000
                                                               -------------  ---------------  -------------

LOSS FROM OPERATIONS                                            (11,202,000)     (21,009,000)   (10,174,000)
                                                               -------------  ---------------  -------------
OTHER INCOME (EXPENSE)
  Interest income                                                   412,000          265,000        217,000
  Interest expense                                               (6,448,000)      (5,352,000)    (2,307,000)
  Other                                                           1,558,000         (104,000)      (312,000)
                                                               -------------  ---------------  -------------

Total other expense                                              (4,478,000)      (5,191,000)    (2,402,000)
                                                               -------------  ---------------  -------------
Loss before provision for income taxes                          (15,680,000)     (26,200,000)   (12,576,000)
Provision for income taxes                                           91,000          279,000        268,000
                                                               -------------  ---------------  -------------

NET LOSS                                                       $(15,771,000)  $  (26,479,000)  $(12,844,000)
PREFERRED STOCK DIVIDENDS                                                 -       (7,626,000)       (22,000)
                                                               -------------  ---------------  -------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                       (15,771,000)     (34,105,000)   (12,866,000)
                                                               =============  ===============  =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $      (0.97)  $        (2.32)  $      (1.25)
                                                               =============  ===============  =============

SHARES USED IN PER SHARE CALCULATION-BASIC AND DILUTED           16,295,947       14,687,363     10,302,900
                                                               =============  ===============  =============

COMPREHENSIVE LOSS
Net loss                                                       $(15,771,000)  $  (26,479,000)  $(12,844,000)

Other comprehensive loss
Translation gain (loss)                                             450,000         (106,000)      (147,000)
                                                               -------------  ---------------  -------------

COMPREHENSIVE LOSS                                             $(15,321,000)  $  (26,585,000)  $(12,991,000)
                                                               =============  ===============  =============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                        APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Unearned
                                                                                   Additional         Stock
                                                                Common Stock         Paid-in         -based       Accumulated
                                                             Shares      Amount      Capital      Compensation      Deficit
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999 . . . . . . . . . . . . . .   8,219,700   $ 82,000   $24,473,000   $          --   $(17,965,000)
Conversion of preferred stock into common stock . . . . .   1,056,400     11,000       844,000              --             --
Issuance of common stock related to:
  Dividends on preferred stock paid in common stock . . .      23,700         --        22,000              --             --
  Exercise of stock options and warrants. . . . . . . . .   1,580,500     15,000     2,381,000              --             --
Conversion of convertible debentures into common stock. .     685,400      7,000     5,890,000              --             --
Repurchase of common stock. . . . . . . . . . . . . . . .    (216,500)    (2,000)     (789,000)             --             --
Stock based compensation for the issuance of warrants to:
  Consultants for services. . . . . . . . . . . . . . . .          --         --     2,050,000              --             --
  Employees for services. . . . . . . . . . . . . . . . .          --         --     2,036,000              --             --
  Other third parties . . . . . . . . . . . . . . . . . .          --         --     2,827,000              --             --
Common stock and warrants issued in acquisitions:
    Trimark, Inc. . . . . . . . . . . . . . . . . . . . .     750,000      7,000     3,453,000              --             --
    SVG Software Services, Inc. . . . . . . . . . . . . .     250,000      3,000     2,175,000              --             --
Unearned stock-based compensation . . . . . . . . . . . .          --         --     2,073,000      (2,073,000)            --
Amortization of stock-based compensation. . . . . . . . .          --         --            --          61,000             --
Deemed interest expense related to convertible
  debentures at a discount. . . . . . . . . . . . . . . .          --         --     1,595,000              --             --
Stock based compensation related to benefit associated
  with accelerated vesting of options . . . . . . . . . .          --         --       231,000              --             --
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .          --         --            --              --    (12,844,000)
Translation loss. . . . . . . . . . . . . . . . . . . . .          --         --            --              --             --
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000 . . . . . . . . . . . . . .  12,349,200   $123,000   $49,261,000   $  (2,012,000)  $(30,809,000)
------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
                                                             Accumulated
                                                                Other
                                                            Comprehensive
                                                                Loss           Total
-----------------------------------------------------------------------------------------
Balance at September 30, 1999 . . . . . . . . . . . . . .  $     (209,000)  $  6,381,000
Conversion of preferred stock into common stock . . . . .              --        855,000
Issuance of common stock related to:
  Dividends on preferred stock paid in common stock . . .              --         22,000
  Exercise of stock options and warrants. . . . . . . . .              --      2,396,000
Conversion of convertible debentures into common stock. .              --      5,897,000
Repurchase of common stock. . . . . . . . . . . . . . . .              --       (791,000)
Stock based compensation for the issuance of warrants to:
  Consultants for services. . . . . . . . . . . . . . . .              --      2,050,000
  Employees for services. . . . . . . . . . . . . . . . .              --      2,036,000
  Other third parties . . . . . . . . . . . . . . . . . .              --      2,827,000
Common stock and warrants issued in acquisitions:
    Trimark, Inc. . . . . . . . . . . . . . . . . . . . .              --      3,460,000
    SVG Software Services, Inc. . . . . . . . . . . . . .              --      2,178,000
Unearned stock-based compensation . . . . . . . . . . . .              --             --
Amortization of stock-based compensation. . . . . . . . .              --         61,000
Deemed interest expense related to convertible
  debentures at a discount. . . . . . . . . . . . . . . .              --      1,595,000
Stock based compensation related to benefit associated
  with accelerated vesting of options . . . . . . . . . .              --        231,000
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .              --    (12,844,000)
Translation loss. . . . . . . . . . . . . . . . . . . . .        (147,000)      (147,000)
-----------------------------------------------------------------------------------------
Balance at September 30, 2000 . . . . . . . . . . . . . .  $     (356,000)  $ 16,207,000
-----------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                     APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                             Unearned
                                                                                             Additional       Stock-
                                                                           Common Stock        Paid-in         based
                                                                         Shares     Amount     Capital     Compensation
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000 . . . . . . . . . . . . . . . . . . . .  12,349,200  $123,000  $49,261,000   $  (2,012,000)
Reclassification of warrants to liabilities (restated). . . . . . . .          --        --   (3,436,000)             --
Reclassification of warrant liabilities for cancellation of warrants
  (restated)                                                                                   1,107,000
Beneficial conversion feature related to issuance of convertible
  promissory notes payable (restated) . . . . . . . . . . . . . . . .          --        --    4,611,000              --
Dividend related to beneficial conversion feature of preferred
  stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --        --    7,626,000              --
Conversion of Series B Preferred Stock to Common Stock. . . . . . . .     831,000     9,000    4,669,000              --
Reduction in warrant exercise price . . . . . . . . . . . . . . . . .          --        --    1,848,000              --
Issuance of common stock related to:
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . .     219,000     2,000      319,000              --
  Exercise of warrants. . . . . . . . . . . . . . . . . . . . . . . .     602,000     6,000    1,491,000              --
  Equity Line Agreement . . . . . . . . . . . . . . . . . . . . . . .     332,000     3,000       (3,000)             --
Common stock issued for:
  Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,000        --           --              --
  Quaartz acquisition . . . . . . . . . . . . . . . . . . . . . . . .   1,500,000    15,000    8,295,000              --
  Convertible notes financing . . . . . . . . . . . . . . . . . . . .     100,000     1,000      544,000              --
  Preferred stock consultants . . . . . . . . . . . . . . . . . . . .      25,000        --      568,000              --
Stock options granted in Quaartz acquisition. . . . . . . . . . . . .          --        --      430,000              --
Reversal of unearned stock-based compensation related to
  employee terminations . . . . . . . . . . . . . . . . . . . . . . .          --        --   (1,520,000)      1,520,000
Amortization of stock-based compensation. . . . . . . . . . . . . . .          --        --           --          91,000
Net loss (restated) . . . . . . . . . . . . . . . . . . . . . . . . .          --        --           --              --
Translation loss. . . . . . . . . . . . . . . . . . . . . . . . . . .          --        --           --              --
                                                                       ----------  --------  ------------  --------------
Balance at September 30, 2001 . . . . . . . . . . . . . . . . . . . .  15,983,200  $159,000  $75,810,000   $    (401,000)
---------------------------------------------------------------------  ----------  --------  ------------  --------------


--------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                                                            Other
                                                                        Accumulated    Comprehensive
                                                                          Deficit          Loss            Total
--------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000 . . . . . . . . . . . . . . . . . . . .  $(30,809,000)  $     (356,000)  $ 16,207,000
Reclassification of warrants to liabilities (restated). . . . . . . .            --               --     (3,436,000)
Reclassification of warrant liabilities for cancellation of warrants
  (restated)                                                                                              1,107,000
Beneficial conversion feature related to issuance of convertible
  promissory notes payable (restated) . . . . . . . . . . . . . . . .            --               --      4,611,000
Dividend related to beneficial conversion feature of preferred
  stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (7,626,000)              --             --
Conversion of Series B Preferred Stock to Common Stock. . . . . . . .            --                       4,678,000
Reduction in warrant exercise price . . . . . . . . . . . . . . . . .            --               --       1,848,00
Issuance of common stock related to:
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . .            --               --        321,000
  Exercise of warrants. . . . . . . . . . . . . . . . . . . . . . . .            --               --      1,497,000
  Equity Line Agreement . . . . . . . . . . . . . . . . . . . . . . .            --               --             --
Common stock issued for:
  Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --               --             --
  Quaartz acquisition . . . . . . . . . . . . . . . . . . . . . . . .            --               --      8,310,000
  Convertible notes financing . . . . . . . . . . . . . . . . . . . .            --               --        545,000
  Preferred stock consultants . . . . . . . . . . . . . . . . . . . .            --               --        568,000
Stock options granted in Quaartz acquisition. . . . . . . . . . . . .            --               --        430,000
Reversal of unearned stock-based compensation related to
  employee terminations . . . . . . . . . . . . . . . . . . . . . . .            --               --             --
Amortization of stock-based compensation. . . . . . . . . . . . . . .            --               --         91,000
Net loss (restated) . . . . . . . . . . . . . . . . . . . . . . . . .   (26,497,000)              --    (26,497,000)
Translation loss. . . . . . . . . . . . . . . . . . . . . . . . . . .            --         (106,000)      (106,000)
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001 . . . . . . . . . . . . . . . . . . . .  $(64,932,000)  $     (462,000)  $ 10,174,000
--------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                      APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

---------------------------------------------------------------------------------------------------------------------
                                                                                                           Unearned
                                                                                           Additional       Stock-
                                                                         Common Stock        Paid-in         based
                                                                       Shares     Amount     Capital     Compensation
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001(restated) . . . . . . . . . . . . .  15,983,200  $159,000  $75,810,000   $    (401,000)
Beneficial conversion feature related to issuance of convertible
  promissory notes payable. . . . . . . . . . . . . . . . . . . .                          4,761,000

Common stock issued for:
  Acquisition of XiMnet . . . . . . . . . . . . . . . . . . . . .     250,000     3,000      437,000
  Settlement. . . . . . . . . . . . . . . . . . . . . . . . . . .     247,512     2,000      432,000
Stock options granted in Quaartz acquisition
Amortization of stock-based compensation. . . . . . . . . . . . .                           (214,000)        318,000
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Translation gain. . . . . . . . . . . . . . . . . . . . . . . . .
---------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002 . . . . . . . . . . . . . . . . . .  16,480,712  $164,000  $81,226,000   $     (83,000)
=====================================================================================================================


----------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                                                        Other
                                                                      Accumulated    Comprehensive
                                                                        Deficit          Loss           Total
----------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001(restated) . . . . . . . . . . . . .  $(64,932,000)  $     (462,000)  $ 10,174,000
Beneficial conversion feature related to issuance of convertible
  promissory notes payable. . . . . . . . . . . . . . . . . . . .                                     4,761,000

Common stock issued for:
  Acquisition of XiMnet . . . . . . . . . . . . . . . . . . . . .                                       440,000
  Settlement. . . . . . . . . . . . . . . . . . . . . . . . . . .                                       434,000
Stock options granted in Quaartz acquisition
Amortization of stock-based compensation. . . . . . . . . . . . .                                       104,000
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,771,000)                    (15,771,000)
Translation gain                                                                         450,000        450,000
-----------------------------------------------------------------  -------------  ---------------  -------------
Balance at September 30, 2002 . . . . . . . . . . . . . . . . . .  $(80,703,000)  $      (12,000)  $    592,000
=================================================================  =============  ===============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                       APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                   YEARS ENDED SEPTEMBER 30,
                                                                                2002           2001          2000
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                               $(15,771,000) $(26,497,000)  $(12,844,000)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Provision for doubtful accounts                                            (272,000)      622,000        411,000
     Depreciation and amortization                                             4,546,000     2,673,000      1,071,000
     Amortization of goodwill and intangibles                                  4,386,000     2,086,000        676,000
     Amortization of stock based compensation                                    104,000        91,000         61,000
     Provision for excess and obsolete inventory                                 200,000       397,000         44,000
     Interest expense related to issuance of warrants to related party           822,000     4,044,000             --
     Impairment of equipment and capitalized software                                 --     3,669,000             --
     Write-off of equipment                                                    1,204,000            --             --
     Gain on extinguishment of capital leases                                 (3,662,000)           --             --
     Unearned stock-based compensation                                                --            --      4,317,000
     Amortization of discount on convertible notes payable                     7,653,000     3,572,000      1,595,000
     Accrued liability related to warrants                                    (5,624,000)   (3,864,000)            --
     Issuance of common stock for settlement                                     428,000            --             --
     Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                     (780,000)    2,085,000      1,403,000
        Inventory                                                                239,000      (736,000)       718,000
        Equipment at customers under integration                                 206,000     1,502,000     (1,426,000)
        Prepaid expenses and other                                               375,000      (543,000)       (36,000)
        Other assets                                                             811,000      (559,000)      (190,000)
        Income tax payable                                                       (66,000)       22,000        201,000
        Deferred Revenue                                                        (452,000)   (1,878,000)     1,311,000
        Accounts payable and other current liabilities                        (2,171,000)    3,838,000       (799,000)
----------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                             (9,468,000)   (9,476,000)    (3,486,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Restricted cash                                                                            (1,000)        74,000
     Proceeds from (payments on) note payable to related party                                      --        574,000
     Proceeds from sale of property and equipment                                                   --         17,000
     Cash acquired in connection with acquisition                                 89,000        22,000         45,000
     Purchases of software                                                                    (637,000)            --
     Capitalization of software development costs                             (1,565,000)   (2,064,000)      (618,000)
     Purchase of property and equipment                                               --    (3,493,000)    (1,206,000)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         (1,476,000)   (6,173,000)    (1,114,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Share repurchase                                                                               --       (791,000)
     Repayments under lines of credit                                                         (343,000)      (197,000)
     Advance payment on future lease obligation                                                     --     (2,000,000)
     Proceeds from issuance of note payable to software vendor                               3,000,000             --
     Repayment of notes payable                                                  (50,000)           --             --
     Proceeds from issuance of common stock                                                  1,745,000             --
     Proceeds from issuance of convertible notes and warrants                  7,111,000     5,500,000      5,397,000
     Repayment of convertible notes                                             (408,000)     (400,000)            --
     Advanced payments for preferred stock                                                          --      3,559,000
     Proceeds from warrants and options exercised for common stock                           1,818,000      2,396,000
     Proceeds from issuance of preferred stock, net of issuance costs                        4,956,000             --
     Principal payments on capital lease obligations                            (256,000)     (897,000)      (344,000)
     Principal payment on notes payable to stockholders                                             --             --
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      6,497,000    15,379,000      8,020,000
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                          450,000      (106,000)      (146,000)
----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,353,000)   (2,224,000)     3,274,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 3,379,000     5,603,000      2,329,000
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  1,026,000   $ 3,379,000   $  5,603,000
======================================================================================================================

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                       APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CASH FLOW INFORMATION:
----------------------------------------------------------------------------------------------------------------------
                                                                                   YEARS ENDED SEPTEMBER 30,
                                                                                2002           2001          2000
----------------------------------------------------------------------------------------------------------------------

CASH TRANSACTIONS:
     Income taxes                                                           $          -   $    53,000   $      6,000
     Interest paid                                                                     -       725,000        440,000

NON-CASH TRANSACTIONS:
     Issuance of Common Stock and options in acquisitions                        438,000     8,740,000      5,638,000
     Renegotiation of lease terms resulting in return of equipment               800,000     1,504,000              -
     Deemed dividends related to beneficial conversion feature of
       Preferred Stock                                                                 -     7,626,000              -
     Beneficial conversion feature on convertible promissory notes payable     4,082,000     2,548,000      1,595,000
     Cancellation of capital lease obligations                                 3,600,000     7,193,000              -
     Estimated value of warrants issued to customer                              571,000       449,000              -
     Estimated value of warrants issued to underwriters                                -     2,226,000              -
     Conversion of Preferred Stock into Common Stock                                   -     4,678,000        855,000
     Property and equipment acquired under capital lease                         720,000     5,092,000      1,481,000
     Conversion of convertible debentures to common stock                              -             -      5,897,000
     Dividends on preferred stock paid in common stock                                 -             -         22,000
     Unearned stock-based compensation                                                 -             -      2,073,000
     Conversion of advanced payment to preferred stock                                 -     3,559,000              -
     Issuance of Common Stock for conversion of Stockholder debt                       -             -              -
     Conversion of Infotel debt to common stock                                        -             -              -

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   OVERVIEW

BACKGROUND AND BUSINESS

We formally changed our name to Appiant Technologies, Inc. from Nhancement Technologies, Inc. upon receiving shareholder approval. We have also filed a trademark application for the name change. Appiant Technologies Inc., ("Appiant" or the "Company") is a Delaware corporation headquartered in Pleasanton, California and was incorporated in October 1996 as a holding company. The Company's businesses have been conducted through its operating Subsidiaries, Appiant Technologies North America, Inc. ("APPIANT NA"), a California corporation headquartered in Pleasanton, California, and Infotel Technologies (Pte), Ltd., based in Singapore. APPIANT NA has historically been a systems distributor and integrator of voice processing and multimedia messaging equipment and software and in fiscal 2000, began the development and purchase of software for its hosted internet protocol based unified communication and unified information portal services under the name inUnison(TM) . Infotel is a distributor of telecommunications and other electronic products and provides consulting and a range of other services for the telecommunications and information technology market. Infotel also provides radar system integration, turnkey project management, and electronic test instrumentation services.

APPIANT NA revenues were 18%, 40% and 55% of consolidated net revenues in fiscal years 2002, 2001 and 2000. Infotel revenues were 82%, 60% and 45% of consolidated net revenues for fiscal years 2002, 2001 and 2000, respectively.

During fiscal year 1999, the Company acquired the assets of Eastern Systems Technology, Inc. ("Eastern"), which primarily consisted of a software search engine capable of accessing information contained in multiple corporate databases. The Eastern acquisition provided the Company with a search engine for inclusion in the Company's inUnison(TM) portal services applications.

During fiscal year 2000, the Company acquired the assets of SVG Software Services, Inc., a California corporation ("SVG"), which primarily consisted of customer relationship management software, and Appiant Technologies (India) Pte. Ltd. ("APPIANT India") a company incorporated in Chennai, India. APPIANT India had conducted software development activities for the inUnison(TM) portal and also focuses on call center solutions and outsourcing for enterprises seeking to establish call centers in India. During the fiscal year 2001, the Company sold Appiant India operations to rationalize costs and to focus on its core competencies.

During fiscal year 2000, the Company acquired Trimark, Inc., headquartered in San Diego, California and doing business as Triad Marketing ("Triad"). Triad designs, manufactures and markets profile selling software products to corporate and credit union clients. During 2001, the legacy Triad operations were substantially terminated. The Company's acquisitions and the disposal of Appiant India are described further in Note 3 to the consolidated financial statements.

The Triad and SVG acquisitions provided the Company with recommendation engine software tools and customer relationship management software, respectively, for inclusion in the Company's inUnison(TM) portal service applications.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

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

The Company restructured its operations, closing a number of remote divisions and implementing a 20% work force reduction for the year ended September 30, 2001. Restructuring charges consisted principally of severance payments to former officers and executives and operational and administrative employees of APPIANT NA. A total of 63 employees were terminated during fiscal year 2001 and a total of $363,000 was expensed and included in selling, general and administrative expenses.

The Company also has a Canadian subsidiary, which facilitates the sale of APPIANT NA's voice processing and multimedia messaging equipment and integration services.

BASIS OF PRESENTATION

The consolidated financial statements of the Company and its Subsidiaries contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company recorded a net loss of $15.8 million for fiscal year 2002 and also sustained significant losses for the fiscal years ended 2001 and 2000. At September 30, 2002, the Company has negative working capital of $23.7 million and an accumulative deficit of $80.7 million. Additionally, substantially all the Company's liabilities are in default. As a result, the Company will need to generate significantly higher revenue to reach profitability as the organization of the new inUnison(TM) portal business is built. There remains significant uncertainly, however, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

FINANCIAL INSTRUMENTS

The Company classifies highly liquid investments with an original or remaining maturity of three months or less at date of purchase as cash equivalents. The carrying amounts reported for cash and cash equivalents are considered to approximate fair values based upon the short maturities of those financial instruments and comprise cash deposits at September 30, 2002 and 2001.

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

The Company has significant international sales transactions generated by its Singapore subsidiary, Infotel. The Company has historically used forward exchange contracts to hedge unrecognized firm purchase commitments that expose the Company to risk as a result of fluctuations in foreign currency exchange rates. Unrealized gains and losses of forward exchange contracts that are designated as hedges of firm purchase commitments are recorded in other current liabilities or assets and are included in the measurement of the underlying transaction. Hedge accounting was only applied if the derivative reduced the risk of the underlying hedged item and was designated at inception as a hedge. Derivatives were measured for effectiveness both at inception and on an ongoing basis. There were no foreign exchange forward contracts outstanding at September 30, 2002.

CERTAIN RISKS AND UNCERTAINTIES

     Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with one financial institution domiciled in the United States and another domiciled in Singapore. The Company maintains its cash in bank deposit accounts in the United States which, at times, may exceed federally insured limits. The amounts on deposit in Singapore are not insured. The Company has not experienced any losses in such accounts.

The Company performs ongoing credit evaluations of its customers, generally does not require collateral of its customers and maintains allowances for potential credit losses. At September 30, 2002 and 2001, no customers constituted more than 10% of accounts receivable.

     Suppliers

The Company's Enterprise operations of APPIANT NA depend upon the integration of hardware, software, and communications and data processing equipment manufactured by others into systems designed to meet the needs of customers. Although the Company has agreements with a number of equipment manufacturers, a major portion of the Company's revenues has been generated from the sale of products manufactured by three companies. The Company relies significantly on products manufactured and services provided by three major suppliers. Any disruption in the Company's relationships with the suppliers would have a significant adverse effect on the Company's business for an indeterminate period of time until new supplier relationships could be established. Any interruption in the delivery of products by key suppliers would materially adversely affect the Company's results of operations and financial conditions.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

Some of the Company's current suppliers may currently or, at some point, compete with the Company as it rolls out its inUnison(TM) Unified Communications/Unified Information ("UC/UI") applications. Any potential competition from the Company's suppliers could have a material negative impact on its business and financial performance.

The Company's inUnison(TM) UC/UI product applications are designed to provide the Company's customers with hosted unifying communications and unifying information solutions. The Company's inUnison applications utilize a unified communications platform, Unified Open Network Exchange ("uOne").

While the Company believes that the Company's inUnison(TM) applications will provide the Company's customers with scaled, carrier grade IP-based solutions, the Company cannot assure that the Company's customers will accept or adopt them on a large scale. The Company's integration efforts with other third party software has and could continue to result in product delays and cost overruns. The Company cannot assure that other software vendors whose software products the Company licenses or incorporates into the inUnison-(TM)- portal will continue to support their products. If these vendors discontinue their support, the Company's business would be adversely affected.

Infotel, the Company's Singapore subsidiary, offers a wide range of infrastructure communications equipment products. It has an established business-providing test measuring instrumentation and testing environments, and is the regional distributor and test and repair center for Rohde & Schwarz test instruments. Infotel is also a network service provider, and manages data networks for various customers. Infotel's financial performance depends in part on a steady stream of revenues relating to the services performed for Rohde & Schwarz test instruments. Any material change in Infotel's relationship with their manufacturers, including but not limited to Rohde & Schwarz, would materially adversely affect their results of operations and financial condition.

     Revenue

Customer revenues from the Company's two largest customers accounted for approximately 24% and 8%, 16% and 10%, 29% and 5% of total revenues during fiscal years 2002, 2001 and 2000, respectively. This concentration of revenue has resulted in additional risk to the Company's operations and any disruption of orders from our largest customers would adversely affect the Company's results of operations and financial condition.

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

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

GOODWILL AND OTHER INTANGIBLES

Goodwill, which is the excess of cost over net assets acquired, relates to the Company's acquisitions of Infotel, Triad and Quaartz and is amortized over periods of three to ten years using the straight-line method. Other intangible assets relate to acquired assembled workforce and are amortized over a period of two years using the straight-line method.

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of", whenever events or circumstances indicate the carrying value of goodwill and other intangible assets might not be recoverable, and periodically, the Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the intangible assets.

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

SOFTWARE DEVELOPMENT COSTS

The Company has adopted SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as it intends to offer its software applications in a hosted service model. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company's management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of three to seven years using the straight-line method. To the extent that the Company were to license software, any revenues net of any direct incremental costs such as marketing, commissions, software reproduction costs, warranty, and service obligations, would be applied against the capitalized cost of software, and no profit would be recognized from such transactions unless and until net proceeds from licenses and amortization have reduced the capitalized carrying amount of the software to zero.
Subsequent proceeds from licensing the software would be recognized as revenue.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair valueless direct selling costs, if any.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

REVENUE RECOGNITION

The Company derives its revenue from APPIANT NA and Infotel. Generally, revenue derived from APPIANT NA relates to the distribution and integration of voice processing and multimedia messaging equipment manufactured by others and maintenance services. Also, in 2002, APPIANT NA began recognizing revenue form its inUnison portal service. The Company recognizes revenue on a monthly basis for subscription services. The revenue derived from Infotel primarily relates to the distribution and integration of telecommunications and other electronic products and providing services primarily for radar system integration, turnkey project management and test instrumentation. Equipment sales and related integration services revenue is recognized upon acceptance and delivery if a signed contract exists, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Equipment at customer sites and related costs of integration are included in "Equipment at customers under integration" in the accompanying Consolidated Balance Sheet.

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

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method to record stock-based compensation for employees provided the stock option terms meet the requirements for fixed accounting. The intrinsic value method requires that deferred stock compensation be recorded for the difference between the exercise price and the fair value of the underlying common stock on the grant date of the stock option. Pro forma net loss disclosures are presented in Note 11, assuming all employee options were valued using the Black-Scholes model and the resulting stock-based compensation is amortized over the term of the option as it becomes exercisable, using the straight-line method. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of grant and re-measured until vested. Compensation expense resulting from non-employee options is amortized to expense using an accelerated method described in Financial Accounting Standards Board ("FASB") Interpretation No. 28.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

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

                                                              FISCAL YEARS
                                              -------------------------------------------
                                                  2002           2001           2000
                                              -------------  -------------  -------------
Net loss                                      $(14,342,000)  $(24,649,000)  $(12,844,000)
Preferred stock dividends                                -     (7,626,000)       (22,000)
                                              -------------  -------------  -------------

Net loss attributable to common
  stockholders                                $(14,342,000)  $(32,275,000)  $(12,866,000)
                                              =============  =============  =============

Weighted average shares used in net loss per
  share calculation                             16,295,947     14,687,363     10,302,900
                                              =============  =============  =============

Anti-dilutive securities:
  Convertible preferred stock                      253,000        253,000              -
  Options and warrants to purchase
   common stock                                 10,352,823      7,418,000      4,888,500
  Additional shares issuable as
   consideration in connection with
   acquisitions                                    410,043        250,000        250,000
  Convertible promissory notes payable          18,977,647      1,605,000              -
                                              -------------  -------------  -------------

Anti-dilutive securities not included
in net loss per share calculation             $ 29,927,513   $  9,526,000   $  5,138,500
                                              =============  =============  =============

RESTATEMENT OF FINANCIAL STATEMENTS

These financial statements have been restated to reflect the correction of various errors for the year ended September 30, 2001. Under the terms of several convertible debentures issued on May 31, 2001 (see Note 6), the number of shares that could be required to be delivered upon conversion is essentially indeterminatable. As a result, in accordance with the guidelines of EITF 00-19, all warrants outstanding at that date that had initially been classified as equity, should have been reassessed and reclassified as Warrant Liabilities. Furthermore, the classification of the warrants as liabilities requires variable accounting, with remeasurement of the fair value of the warrants at each balance sheet date, with any adjustments reflected in earnings. The restatement reflects this reclassification of warrants out of permanent equity and into liabilities, with the change in fair value of the warrants presented in results of operations. Additionally, Accounts Receivable and Accounts Payable have been restated to reflect the offset of amounts prepaid to vendors incorrectly posted as debit balances in Accounts Payable.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

The effect of the accounting change on income as previously reported for 2001, and to the balance sheet accounts at September 30, 2001, including Stockholders' equity, is:

                                As Previously
                                   Reported      As Restated
                                --------------  -------------
September 30, 2001:
Net loss                         ($29,929,000)  ($26,497,000)
Net loss available to
  Common Stockholders            ($37,555,000)  ($34,105,000)
Basic and diluted net loss per
  Common share                         ($2.56)        ($2.32)
Comprehensive loss               ($30,035,000)   (26,585,000)

Additional Paid in Capital         80,657,000     75,810,000
Accumulated Deficit               (68,364,000)   (64,932,000)
Total Stockholders' Equity         11,587,000     10,174,000

Accounts Receivable                 1,123,000      1,200,000
Prepaids                              418,000        856,000
Accounts Payable                    8,834,000      9,344,000
Debentures                          2,700,000      1,496,000
Warrant Liability                   1,818,000      4,430,000

RECLASSIFICATION

Certain amounts in prior years consolidated financial statements have been reclassified to conform to the current year presentation.

COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes cumulative translation adjustments, the impact of which has been excluded from net loss and reflected in equity. The company has reported the components of comprehensive loss on its consolidated statement of stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2001, the Emerging Issues Task Force "EITF" issued EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The Task Force discussed the accounting for freestanding contracts that are indexed to, and potentially settled in, a company's own stock (including options and warrants) and reached several consensuses. The consensuses are to be applied to all freestanding derivative financial instruments that are indexed to, and potentially settled in, a company's own stock. The Company adopted the EITF in fiscal year 2001 and recorded warrants with the June 8, 2001 Convertible Notes Payable as a liability (see Note 6).

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating the accounting effect arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations, other than the cessation of the Goodwill amortization expense, which totaled approximately $4,386,000 for the year ended September 30, 2002.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

3.   BUSINESS AND ASSET ACQUISITIONS AND DISPOSITIONS

EASTERN SYSTEMS TECHNOLOGY, INC.

On August 31, 1999, the Company acquired software from Eastern, a software development company, in exchange for 675,000 shares of the Company's Common Stock with an estimated value of $1,029,000, calculated based on the average of the share price two days before and after the date of announcement of the acquisition on August 31, 1999, which was restricted stock for the period of one year, cash of $150,000 and extinguishment of a debt of $250,000 loaned to Eastern, resulting in a total purchase price of $1,429,000 for the software. The software was acquired for internal use for the Company's inUnison(TM) portal service applications and was capitalized. Amortization of the software will commence when the inUnison(TM) portal is substantially complete and is ready for its intended use.

SVG SOFTWARE SERVICES, INC. AND APPIANT TECHNOLOGIES (INDIA) PTE. LTD.

On February 4, 2000, the Company completed its acquisition of certain assets of SVG pursuant to the Plan and Agreement of Reorganization between Appiant and SVG. The transaction was structured as a tax-free reorganization. Under terms of the Agreement, The Company acquired all rights to SVG's intellectual property, primarily software, and the right to use its corporate name in exchange for 250,000 shares of the Company's Common Stock valued at $2,178,000, calculated based on the average of the share price two days before and after the announcement date on February 4, 2000. The purchase price was allocated to software and goodwill of $2,129,000 and $49,000, respectively. The software was acquired for internal use for the Company's hosted internet inUnison(TM) portal service applications and was capitalized. Amortization of the software will commence when the hosted internet portal is substantially complete and ready for its intended use.

In February 2000, the Company also entered into an agreement with certain parties affiliated with the Company and SVG (their Subsidiary, SVG) to acquire all of the outstanding shares of the common stock of APPIANT India. The acquisition price of $50,000 and assets and liabilities acquired were not material to the Company's financial position or results of operations. The results of operations of APPIANT India have been included with the Company's results of operations since April 4, 2000, the date of acquisition.

In fiscal year 2001 the Company sold its Appiant India Subsidiary to a related party. The disposition did not have a significant impact on the Company's financial position or results of operations as the net assets of the India subsidiary were not significant.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

TRIMARK, INC.

On January 21, 2000, the Company completed its acquisition of all of the outstanding shares of common stock of Trimark, Inc. (d.b.a Triad) in exchange for approximately 750,000 shares of Common Stock of the Company, and warrants to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.56 per share. The transaction was structured as a tax free reorganization. The purchase agreement provides that in the event that the average closing price of Appiant Common Stock for the five consecutive trading days ending on the trading day immediately prior to the first anniversary and second anniversary of the transaction's closing (the "Valuation Formula") falls below $4.00, the Triad shareholders are entitled to additional consideration either in cash or Appiant Common Stock, at the Company's option. On the first anniversary date, Triad shareholders are entitled to additional consideration equal to one-half of the unregistered shares of the Company's Common Stock that they still own plus all of the registered shares of the Company's Common Stock that they still own, multiplied by the lesser of (i) $4.00 minus the Valuation Formula, or (ii) $2.50. At the second anniversary date, the Triad shareholders are entitled to additional consideration of equal to 250,000 unregistered shares owned by the Triad shareholders multiplied by the lesser of (i) $4.00 minus the Valuation Formula, or (ii) $2.50. As the guaranteed price of $4.00 per share was in excess of the fair value of the Company's common stock two days before and after the announcement of the acquisition on December 10, 1999, the common stock issued was valued at $4.00 per share or $3,000.000. The estimated value of the warrants issued to purchase the Company's common stock of $460,000 was estimated using the Black-Scholes option pricing model using the following assumptions: expected volatility of 90%, weighted-average risk free interest rate of 6%, term of 3 years and no expected dividends. The acquisition has been accounted for as a purchase, which means the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The results of operations of Triad have been included with the Company's results of operations since January 21, 2000, the date of acquisition. The total purchase price of $3,460,000 was allocated based on established valuation techniques used in the software industry as follows:

Tangible assets, primarily cash,
  accounts receivable and property
  and equipment                     $   11,000
Purchased software                   3,325,000
Assembled work force                   206,000
Goodwill                               250,000
Liabilities assumed                   (332,000)
                                    -----------

                                    $3,460,000
                                    ===========

QUAARTZ, INC.

Effective May 23, 2001, the Company acquired all of the outstanding stock of Quaartz, Inc. ("Quaartz"). The total purchase price was $9.1 million and consisted of the following:

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

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

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

The total purchase price of $9.1 million was allocated based on established valuation techniques used in the software industry as follows:

Tangible assets, primarily
  property and equipment       $   393,000

Workforce                        1,223,000

Technology                       2,790,000

Liabilities assumed:
Fair value of notes
payable to related party
(principle amount $3,000,000)   (2,729,000)

Other liabilities               (1,271,000)

Goodwill                         8,675,000
                               ------------

                               $ 9,081,000
                               ============

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

                                      Year Ended       Year Ended
                                     September 30,    September 30,
                                         2001             2000
                                    ---------------  ---------------

Net Revenues                        $   25,127,000   $   27,485,000
Net loss                               (55,732,000)     (28,649,000)
                                    ---------------  ---------------

Net loss per common share           $        (3.72)  $        (2.43)
                                    ===============  ===============

Weighted average common and common
  equivalent shares outstanding         14,980,000       11,803,000
                                    ===============  ===============

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

Sales Agreements

On August 9, 2002, Appiant and the primary reseller of Appiant's inUnison(SM) unified communication system, InPhonic, Inc., entered into a series of agreements. In the first part of the agreements, InPhonic agreed to purchase certain Appiant assets, including the Company's data processing center, and lease them back to Appiant. The three-year equipment lease agreement provides for sub-market rate payments for the first six months. Lease payments subsequently increase to market rate for the following 30 months. In the second part of the agreements, InPhonic was to purchase a broader license for Appiant's inUnison(SM) product for $900,000. In the third and final part of the agreements, Appiant and InPhonic agreed that InPhonic would make minimum monthly payments to Appiant based on an assumed minimum of 10,000 paying subscribers. As additional consideration related to these agreements, the Company granted InPhonic additional warrants to purchase a number of common shares of Appiant stock equal to 19.9% of all outstanding shares.

Subsequent to year end, on December 6, 2002, the second and third agreements described above were amended to an advance payment of $300,000 for services to be rendered by Appiant. Any excess of the advance over actual services delivered will be offset as payment for any service fees incurred after March 1, 2003. Additionally, InPhonic agreed to purchase from Appiant a communications server and associated equipment, for $300,000, which Appiant will lease back from InPhonic. Lastly, the amendment cancelled the warrants granted to purchase a number of common shares of the Company's stock equal to 19.9% of all outstanding, and replaced them with a grant for warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $0.25.


4.   BALANCE SHEET ACCOUNTS

PROPERTY AND EQUIPMENT, NET

                                                                     SEPTEMBER 30,
                                                                -------------------------
                                        USEFUL LIVES IN YEARS       2002          2001
                                                                ------------  -----------
Office equipment                                       3 to 5   $ 1,387,000   $  680,000
Computers and software                                 3 to 5     3,977,000    6,422,000
Automobiles                                            3 to 5       129,000      100,000
Furniture and fixtures                                 3 to 7       840,000      432,000
Leasehold Improvements                                      7       497,000      483,000
                                                                ------------  -----------

                                                                  6,830,000    8,117,000
Less accumulated depreciation and amortization                   (3,971,000)  (2,736,000)
                                                                ------------  -----------

                                                                $ 2,859,000   $5,381,000
                                                                ============  ===========

Depreciation and amortization expense was $1,942,000, $2,637,000 and $650,000 for fiscal years 2002, 2001 and 2000, respectively.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

CAPITALIZED SOFTWARE, GOODWILL AND OTHER INTANGIBLE ASSETS

                                                 SEPTEMBER 30,
                                        -----------------------------
                                             2002            2001
                                        ---------------  ------------
       Capitalized software:
           Purchased for internal use   $   13,277,000   $12,857,000
           Developed for internal use        5,397,000     3,807,000
                                        ---------------  ------------

                                            18,674,000    16,664,000
         Less accumulated amortization       2,604,000             -
                                        ---------------  ------------

                                        $   16,070,000   $16,664,000
                                        ===============  ============

        Goodwill                        $   12,303,000   $12,303,000
        Other intangible assets              1,223,000     1,223,000
                                        ---------------  ------------

                                            13,526,000    13,526,000
        Less accumulated amortization       (7,657,000)   (3,271,000)
                                        ---------------  ------------

                                        $    5,869,000   $10,255,000
                                        ===============  ============

During fiscal years 2002, 2001 and 2000, the Company capitalized approximately $ 1,590,000, $1,690,000 and 618,000 of internally developed software, respectively. During fiscal 2002 and 2001 the Company capitalized $645,000 and $3,802,000 of purchased software, of which, $2,790,000 was acquired with the acquisition of Quaartz. Also during 2001, the Company reduced purchased software by $7,200,000 for the cancellation of a capital lease. During fiscal year 2000 the Company capitalized 16,237,000 of purchased software.

In December 2001, the Company began amortizing approximately $10.4 million of capitalized software costs, as project was substantially completed and ready for its intended use. Amortization expense for the period from the date placed in service to September 31, 2002 was approximately $2.6 million.

Amortization expense related to goodwill and other intangibles was $4,386,000, $2,086,000 and 676,000 for fiscal years 2002, 2001 and 2000, respectively.

OTHER ASSETS

                                             SEPTEMBER 30,
                                          --------------------
                                            2002       2001
                                          --------  ----------
Deferred finance charges for equity line  $      -  $  399,000
Convertible promissory notes
  payable issuance costs                         -     462,000
Prepaid license                                  -     948,000
Security deposits                          160,000           -
Other                                            -     124,000
                                          --------  ----------

                                          $160,000  $1,933,000
                                          ========  ==========

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

ACCRUED LIABILITIES

                       SEPTEMBER 30,
                  ----------------------
                     2002        2001
                  ----------  ----------

Accrued payroll   $1,146,000  $1,145,000
Accrued expenses     335,000     954,000
Accrued interest   1,815,000     496,000
Other                      -     617,000
                  ----------  ----------

                  $3,296,000  $3,212,000
                  ==========  ==========

5.   LINE OF CREDIT AGREEMENTS

The line of credit provides for unsecured borrowings of up to $300,000, and was due on June 30, 2001 and bears interest at a rate equal to the Wall Street Journal prime rate (4.75% at September 30, 2002). Under this line of credit, the Company is not required to maintain any financial covenants. As at September 30, 2002, $300,000 was outstanding under the line of credit, all of which was past due.

The Company's subsidiary Infotel has two different short-term banking facilities and a long term foreign exchange line. The short-term banking facilities include an overdraft facility and a letter of credit facility with maximum limits of $118,000 and $765,000 respectively. The long term foreign exchange line (valid for 3 years) has a maximum draw limit of $588,000. As of September 30, 2002, Infotel had no amounts outstanding under any these facilities. The facilities are guaranteed by the company.


6.   CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable is as follows:

                             September 30,    September 30,
                                 2002             2001
                            ---------------  ---------------
    Notes Payable:
      Face amount           $   11,803,000   $    5,100,000
      Discount                  (2,870,000)      (3,225,000)
                            ---------------  ---------------

                                 8,933,000        1,875,000
      less current portion               -       (1,496,000)
                            ---------------  ---------------

                            $    8,933,000   $      379,000
                            ===============  ===============

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

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

March 21, 2001 Convertible Notes Payable

On March 21, 2001, the Company entered into Convertible Promissory Notes Payable with a member of the Board of Directors and a shareholder in the principal amount of $2,500,000 (the "$2,500,000 Note"). The $2,500,000 Note accrues interest at 10% per annum and became fully due and payable on May 31, 2001 (the "Maturity Date"). Upon approval by the Company's shareholders, the principal and accrued interest under the $2,500,000 Note converts into shares of the Company's common stock at any time on or after the Maturity Date. The conversion price is equal to 80% of the average of the five days lowest closing market price of the Company's common stock during the period beginning on March 16, 2001 and ending on the Maturity Date. If the principal and accrued interest on the $2,500,000
Note is not paid in full or converted into Common Stock for any reason other than awaiting shareholder approval, and otherwise in accordance with the terms on or before the Maturity Date, then the conversion price shall be reduced 20% for each full week that this note is not paid or converted, provided that the conversion price shall not in any event be reduced to less than $1.00. If the shareholders fail to approve the issuance of equity, the related party may receive cash in the amount of $250,000 in addition to the repayment of the principal and unpaid accrued interest at 25% per annum. The $2,500,000 Note was past due and was not converted to common stock as of May 31, 2001 as the Company's shareholders had not approved it. Instead the Company entered into an Amendment To Convertible Promissory Note, extending the term of the note until May 31, 2002, and specifying the conversion price at $1.00. The modified debt instrument is considered substantially different under EITF 96-19 and is accounted for in the same manner as a debt extinguishment.

The Amended Convertible Promissory Note in the principal amount of $ 2,500,000 is recorded at fair value. As a result a beneficial conversion feature of $1,800,000 was recorded as additional paid in capital, and as a discount. The discount was accreted over its maturity period as non-cash interest expense in the fiscal year 2001 and 2002.

In conjunction with the $2,500,000 Note dated March 21, 2001, the Company issued warrants to purchase 462,963 shares of its common stock at an exercise price of $2.70 per share with a term of 7 years (see Note 11). The estimated value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of seven years, a risk free interest rate of 4.87% , a dividend yield of 0% and volatility of 141%. The allocation of note proceeds to the warrant was recorded as additional paid-in capital (and subsequently transferred to warrant liability) and a discount on the $2,500,000 Note and accreted over the note maturity period as non-cash interest expense in the fiscal year 2001. In addition, as a result of the beneficial conversion feature described above for the $2,500,000 Note, the Company recorded
$1,327,000 as additional paid in capital, which was recorded as a discount on $2,500,000 Notes and was accreted over its maturity period as non-cash interest expense in the fiscal year 2001.

In addition to the Amendment To Convertible Promissory Note on May 31, 2001, the Company issued 1,018,518 additional warrants to the same related party to purchase shares of the Company's common stock at an exercise price of $2.70 per share due to the failure of the Company's completion of an equity investment of at least $6 million on or before May 31, 2001 (See Note 10). The estimated value of the warrants of $1,800,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 7 years, a risk free interest rate of 4.822%, a dividend yield of 0% and volatility of 141%. The $1,800,000 was recorded as non-cash interest expense in fiscal year 2001.

May 31, 2001 Convertible Notes Payable

On May 31, 2001, the Company entered into Convertible Promissory Notes Payable with two related parties, the Company's Chief Executive Officer and the Vice President of Sales, in the principal amount of $100,000 each (the "$200,000 Notes"). The $200,000 Notes accrue interest at 14% per annum and became fully due and payable on June 21, 2001 ("maturity date"). The $200,000 Notes were also convertible on the maturity date into shares of the Company's common stock at 90% of the conversion price applicable to any security received in any interim financing subsequent to the date of the notes. If no interim financing was obtained on or before the maturity date, the $200,000 Notes were convertible into shares of the Company's common stock at 90% of the closing price on the trading day immediately preceding the issuance date.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

In addition, the Company issued warrants to the same related parties to purchase 40,000 shares of the Company's common stock at an exercise price of $1.57 per share. The estimated value of the warrants of $144,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The allocation of the $200,000 Note proceeds to the fair value of the warrants was recorded as a discount on the $200,000 Notes and accreted over the note maturity period as interest expense in fiscal year 2001.

In addition, as a result of the beneficial conversion feature described above for the $200,000 Notes, the Company recorded additional paid-in capital of $67,000, which was recorded as a discount on the notes payable and accreted over the maturity period as interest expense in fiscal year 2001. The Chief Executive Officer's note was repaid in full on June 21, 2001. The Vice President of Sales' note has not been converted into common stock and remains outstanding at September 30, 2002.

On May 31, 2001, the Company also entered into Convertible Promissory Notes Payable with the same terms as the $200,000 Notes, with a shareholder in the principal amount of $150,000 and a non-related party in the principal amount of $250,000 (the "$400,000 Notes").

In addition, the Company issued warrants to purchase 80,000 shares of the Company's common stock at an exercise price of $1.57 per share. The estimated value of the warrants of $88,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 147%. The allocation of the $400,000 Note proceeds to the fair value of the warrants was recorded as additional paid in capital and a discount on the notes payable and fully accreted as interest expense in the fiscal year 2001.

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

June 8, 2001 Convertible Notes Payable

On June 8, 2001, the Company entered into a Convertible Notes purchase agreement with certain investors in the aggregate principal amount of $2,400,000 (the "June 8, 2001 Notes"). The June 8, 2001 Notes accrue interest at 8% per annum, payable in common stock at the time of conversion are collateralized by the assets of Infotel, and matures on June 8, 2003. The conversion price is equal to the lower of 110% of the average of any three closing bid prices selected by the investor during the 15 trading days prior to issuance or $2.44.

In connection with the June 8, 2001 Notes, the Company issued warrants to purchase 1,065,152 shares of the Company's common stock at an exercise price of $2.89 per share. The allocated estimated value of the warrants of $ 1,116,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.812%, a dividend yield of 0% and volatility of 142%. The allocation of the June 8, 2001 Notes proceeds to the fair value of the warrants was recorded as a discount on the June 8, 2001 Notes and as a warrant liability. The discount on the June 8, 2001 Notes is accreted over the note maturity period.

In addition, as a result of the beneficial conversion feature described above for the June 8, 2001 Notes, the Company recorded $1,283,000 additional paid-in capital, and a discount on the notes payable which is accreted over the note maturity period to interest expense.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

The Company committed to issue warrants to purchase 293,750 shares of the Company's common stock to its strategic partner for services rendered in connection with the June 8, 2001 Notes at an exercise price of $1.60 per share. The estimated value of the warrants of $546,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.63%, a dividend yield of 0% and volatility of 147%. The estimated value of $546,000 was accounted for as a convertible debentures issuance cost and recorded as a deferred charge in fiscal year 2001. In September 2001, the Company issued 100,000 shares of common stock instead of warrants. The fair value of common stock approximated the fair value of warrants. The issuance cost is amortized over the note maturity.

As of September 30, 2002 and September 30, 2001 the total unamortized discount on the June 8, 2001 Convertible Notes Payable was $1,575,000 and 2,028,000, respectively.

Between October 31, 2001 and December 20, 2001, the Company entered into several Convertible Promissory Notes Payable (the "Convertible Notes") with certain investors in the aggregate principal amount of $ 1,590,000, of which $400,000 was with members of the board of directors or shareholders. The Notes accrue interest at 8% per annum, which is payable in common stock at the time of conversion and are collateralized by the Company's legacy business accounts receivables, and the assets of the Infotel subsidiary, and mature on various dates from December 27, 2001 to November 16, 2003. The conversion price is equal to the lower of 90% of the closing price of the Company's common stock on the trading day immediately preceding the maturity date, or 90% of any subsequent interim financing that occurs between the issuance date of the notes and the maturity date. Upon conversion, the Convertible Notes have no specific registration rights.

In connection with these Convertible Notes, the Company issued warrants to purchase 1,096,000 shares of the Company's common stock at an exercise price of ranging from $1.20 per share to $1.77 per share. The estimated value of the warrants of $1,461,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate ranging from 3.59% to 4.40%, a dividend yield of 0% and volatility of ranging from 141% to 148%, depending on the respective issuance dates of the warrants . The allocation of the Convertible Notes proceeds to the fair value of the warrants was recorded as a discount on the Convertible Notes and as warrant liability . Upon exercise of the warrants, the holder has no specific registration rights. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $726,000 additional paid-in capital, and a discount on the notes payable. These discounts are accreted over the note maturity period.

Between January 17, 2002 and March 22, 2001, the Company entered into several Convertible Promissory Notes Payable (the "Convertible Notes") with certain investors in the aggregate principal amount of $2,025,000, of which $1,550,000 was with members of the board of directors or shareholders. The Notes accrue interest at 10% per annum, which is payable in common stock at the time of conversion and are collateralized by the Company's legacy business accounts receivables, and the assets of the Infotel subsidiary, and mature on various dates from April 30, 2002 through October 15, 2002. The conversion price is equal to the lower of 90% of the closing price of the Company's common stock on the trading day immediately preceding the maturity date, or 90% of any subsequent interim financing that occurs between the issuance date of the notes and the maturity date. Upon conversion, the Convertible Notes have no specific registration rights.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

In connection with these Convertible Notes, the Company issued warrants to purchase 1,379,000 shares of the Company's common stock at an exercise price of ranging from $1.32 per share to $1.80 per share.The estimated value of the warrants of $1,878,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate ranging from 4.19% to 4.78%, a dividend yield of 0% and volatility of ranging from 146% to 148%, depending on the respective issuance dates of the warrants . The allocation of the Convertible Notes proceeds to the fair value of the warrants was recorded as a discount on the Convertible Notes and as warrant liability. Upon exercise of the warrants, the holder has no specific registration rights. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $977,000 additional paid-in capital, and a discount on the notes payable. These discounts are accreted over the note maturity period.

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

In addition, Appiant issued to Investors warrants to purchase up to an aggregate of 1,456,612 shares of unregistered, restricted Appiant Common Stock on the total financing of $3,525,000. Appiant has also agreed to issue warrants for 100,000 shares of unregistered, restricted Appiant Common Stock as part of the finders fee for this financing. The warrants have a term of five years and are exercisable at a warrant price equal to 110% of the closing price or $1.33 per share. The estimated value of the warrants of $1,846,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.52%, a dividend yield of 0% and volatility of 145%. The allocation of the Convertible Notes proceeds to the fair value of the warrants was recorded as a discount on the Convertible Notes and as warrant liability. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $2,052,000 additional paid-in capital, and a discount on the notes payable, which is accreted over the note maturity period to interest expense. As a result, these discounts are accreted over the note maturity period.

Terms of the financing also provide that the Investors may nominate up to two additional members to the Appiant Board of Directors, and provide the Investors certain rights and options regarding possible future equity based financings by Appiant. Appiant paid cash finder's fee of 7% and Convertible Debentures of 3% and warrants to purchase 100,000 shares of Common Stock, and other related expenses. No underwriters were involved in this private placement.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

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

In addition, the Company entered into several Convertible Promissory Notes Payable (the "Convertible Notes") in the aggregate principal amount of $125,000 with a related party. The Notes accrue interest at 10% per annum, which is payable in common stock at the time of conversion and are collateralized by the Company's legacy business accounts receivables, and the assets of the Infotel subsidiary, and matured on various dates from April 30, 2002 through June 22, 2002. The conversion price is equal to the lower of 90% of the closing price of the Company's common stock on the trading day immediately preceding the maturity date, or 90% of any subsequent interim financing that occurs between the issuance date of the notes and the maturity date. Upon conversion, the Convertible Notes have no specific registration rights. As of September 30, 2002, the aggregate amount of $90,000 of these Convertible Notes had been redeemed.

In connection with these Convertible Notes, the Company issued warrants to purchase 123,174 shares of the Company's common stock at an exercise price of ranging from $0.90 per share to $1.26 per share. The estimated value of the warrants of $112,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate ranging from 4.34% to 4.81%, a dividend yield of 0% and volatility of ranging from 144% to 145%, depending on the respective issuance dates of the warrants. The allocation of the Convertible Notes proceeds to the fair value of the warrants was recorded as a discount on the Convertible Notes and as warrant liability. Upon exercise of the warrants, the holder has no specific registration rights. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $66,000 additional paid-in capital, and a discount on the notes payable, which is accreted over the note maturity period to interest expense. As a result, these discounts are accreted over the note maturity.

7.   ACCRUED  WARRANT  LIABILITY

Under the terms of several convertible debentures issued on May 31, 2001 (see
Note 6), the number of shares that could be required to be delivered upon conversion is essentially indeterminate. As a result, in accordance with the guidelines of EITF 00-19, all warrants outstanding at that date that had initially been classified as equity, with a value of $3,463,000 have been reassessed and reclassified as Warrant Liability. Furthermore, the classification of the warrants as a liability require variable accounting, with remeasurement of the fair value of the warrants at each balance sheet, with any adjustments reflected in earnings.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

All outstanding warrants were remeasured at September 30, 2001 using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk-free interest rate of 3.864%, a dividend yield of 0% and volatility of 144%. The allocated liability related to the warrants was $4,430,000 at September 30, 2001 and the Company has recorded an additional $4,772,000 as a credit against interest expense in fiscal year 2001.

All outstanding warrants were remeasured at September 30, 2002 using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk-free interest rate of 2.752%, a dividend yield of 0% and volatility of 144%. The liability related to the warrants was $1,921,000 at September 30, 2002 and the Company has recorded an additional $5,623,000 as a credit against interest expense in fiscal year 2002.


8.   NOTES  PAYABLE

A summary of Notes Payable is as follows:

                              September 30,    September 30,
                                  2002             2001
                             ---------------  ---------------
     Face amount             $    6,050,000   $    6,000,000
     Discount                       (32,000)        (268,000)
                             ---------------  ---------------

                             $    6,018,000   $    5,732,000
                             ===============  ===============


On August 15, 2001, the Company executed a Settlement Agreement and Release, ("Settlement Agreement") effective as of July 27, 2001, with Cisco Systems, Inc. ("Cisco") and Cisco Systems Capital ("Cisco Capital"). The Settlement Agreement provides that Cisco Capital will convert Appiant's down payment of $3,000,000 into a software license fee for "Paid Up" uOne licenses. In addition, Cisco Capital forgave approximately $7,000,000 for the remaining sums owed for the Lease Licenses. Under the terms of the Settlement Agreement, Appiant may use the Paid Up licenses and Cisco will maintain its support for nine months (the "Transition Period") while Appiant evaluates its options of transitioning to the vendor that purchased Cisco's Unified Communication Software Business or otherwise pursuing other opportunities. Cisco also loaned Appiant $3,000,000 (the "Cisco Loan") for use during the Transition Period. On or before the end of the Transition Period, Appiant may elect to continue using the Paid Up licenses and repay the Cisco Loan, or return the Paid Up licenses, in which case, the Cisco Loan will be deemed to have been paid in full and completely discharged. As no interest is payable on this note, a discount of $93,000 is being amortized to interest expense, with an unamortized discount of $80,000 at September 30, 2001. The discount was fully amortized during the year ended September 30, 2002.

In connection with the acquisition of Quaartz (see Note 3), the Company assumed certain notes payable to a related party comprised of a $1,000,000 recourse note and a $2,000,000 non-recourse note, both of which were originally due on December 31, 2000. No interest is payable on either of these notes, and accordingly the discount of $274,000 is being amortized to interest expense.

In September 2002, the Company entered into a Promissory Notes Payable with a member of the Board of Directors and a shareholder in the principal amount of $300,000. The Notes accrue interest at 10% per annum and are payable on demand

In connection with the September 2002 Notes, the Company issued warrants to purchase 572,727 shares of the Company's common stock at exercise prices of $0.45 and $0.495 per share. The allocated estimated value of the warrants of 143,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 2.82%, a dividend yield of 0% and volatility of 144%. The fair value of the warrants of $143,000 was expensed during the fiscal year 2002.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

9.   COMMITMENTS  AND  CONTINGENCIES

Operating Leases

The Company leases its principal office facilities pursuant to non-cancelable operating leases in Pleasanton, California, which expire in 2007. Infotel leases office space in Singapore with the lease expiring in December 2002.

Future minimum rental payments under operating leases as of September 30, 2001 are as follows (in thousands):


FISCAL YEAR
     2003              $  347,000
     2004                 300,000
     2005                 288,000
     2006                 275,000
     2007                 272,000
     Thereafter            68,000
                       ----------

                       $1,550,000
                       ==========

Rent expense was $ 721,000, $1,098,000 and $470,000 for fiscal years 2002, 2001, and 2000 respectively.

Capital Leases

During the years ended 2000 and 2001, the Company entered into lease financing arrangements for approximately $5.6 million related to hardware and related product costs and consulting services related to its data center in Atlanta, Georgia. The Company relocated its data center to Sunnyvale, California in June 2001 and relocated hardware of approximately $500,000 to this location in September 2001 and returned approximately $1.6 million of computer and related equipment from the Atlanta data center to the lessor. Also, the Company charged to operating expense as an "impairment of equipment and capitalized software" approximately $3.0 million with a net book value of approximately $2.5 million, which related to the installation of the hardware in the Atlanta data center, as such costs had no future value following the relocation. Also, the lessor reduced the lease payments due by $1.6 million and as a result the Company reduced equipment and the related capital lease obligations by an equal amount.

In December 2001, the Company reached an agreement with the lessor under which the lessor agreed to release the Company from capital lease obligations of approximately $3.6 million. The agreement also provided for the return of equipment capitalized under the capital lease obligations of approximately $800,000. As discussed above, In June 2001, the Company had recognized an expense of $3.7 million of impairment in relation to the relocation of its first data center in Atlanta, Georgia. According, the Company has recorded a gain of $2.8 million within operating expenses equal to the difference between the capital lease obligation and the book value of the capitalized equipment returned to the lessor.


At September 30, 2002, the Company leased other computer equipment and software under capital leases. These leases extend for varying periods through 2004.

The Company also leases computer equipment and other software under capital leases. These leases extend for varying periods through 2004. Effective July 27, 2001, the Company entered into a settlement and release agreement with a software vendor which the Company has a leasing arrangement for the non-exclusive license of certain software (See Note 8).

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

Equipment and software under capital leases included in property and equipment and capitalized software are as follows:

                                                September 30,    September 30,
                                                    2002             2001
                                               ---------------  ---------------
Equipment                                      $    2,839,000   $    2,119,000
Less:  accumulated amortization                      (750,000)        (614,000)
                                               ---------------  ---------------

                                               $    2,089,000   $    1,505,000
                                               ===============  ===============

Future capital lease payments are as follows:

                                                September 30,    September 30,
                                                    2002             2001
                                               ---------------  ---------------

              2002                             $            -   $    4,250,000
              2003                                    587,000          316,000
              2004                                    344,000           27,000
              2005                                    205,000                -
                                               ---------------  ---------------

                                                    1,136,000        4,593,000
Less amount representing interest                    (156,000)        (415,000)
                                               ---------------  ---------------

Present value of minimum future payments              980,000        4,178,000
Less current portion                                 (587,000)      (4,085,000)
                                               ---------------  ---------------

                                               $      393,000   $       93,000
                                               ===============  ===============

Contingencies

In October 2001, a software vendor filed suit against the Company for breach of contract totaling approximately $703,000 plus interest and attorney's fees. On December 28, 2001, Appiant filed an answer denying this general demand, and is preparing a counter-suit for return of over $600,000 paid to this vendor. In August 2002, the parties entered into a mutual settlement agreement and release of claims wherein the Company has agreed to make cash payments totaling $200,000 between February 2003 and May 2003, and will issue warrants to purchase 50,000 shares of Appiant common stock at an exercise price of $0.37. the entire amount of this liability has been recorded in the company's books.

In January 2002, a default judgment was issued against the Company in favor of an equipment vendor in the amount of $123,000. The Company was successful in
having that default judgment set aside on February 6, 2002.   The Company
subsequently entered into a mutual settlement agreement and release of claims in July 2002 wherein the Company has agreed to make payments totaling $69,000. This liability is recorded in the company's books.

In January 2002, a services and equipment provider filed suit in Texas for breach of contract totaling $117,000. The Company is currently in negotiations to resolve this claim. This liability is recorded in the company's books.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

In February 2002, the Company resolved an arbitration matter and litigation action involving a dispute over employment contract terms for two former Company management employees. The settlement provides for payment of $88,000 to one claimant over six months, and payment of $147,000 to the second claimant over a total of twelve months. The company has accrued $235,000 for this matter. Also in February 2002, these same claimants filed suit against the Company regarding the Company's calculation of additional common stock due to the claimants under an unrelated agreement. The Company Is in settlement negotiations with the claimant to resolve matters.

In May 2002, a customer requested indemnification of its internal defense costs and expenses arising from its defense of a lawsuit involving claims of infringement of certain patents which Appiant has licensed and which are included in Appiant's legacy voice mail product. In lieu of seeking reimbursement from Company of future defense fees, the customer offered to accept a subrogated assignment of the Company's indemnification rights form the patent owner. The Company agreed to tender the indemnification claim on to the patent owner and assign that claim to the customer to directly seek indemnification. The Company believes that this assignment to the customer is a final resolution of this matter.

In May 2002, a former note holder tendered notice of the Company's default on a settlement agreement and release relating to a $2.75 million indebtedness arising out of the cancelled notes. The Company is currently in negotiations toward an agreement to cure the default and amend the payment plan called for in the settlement agreement. The entire $2.75 million liability is recorded in the Company's books.

In June 2002, the Company's former trademark counsel tendered notice of its claim for $51,260.26 in unpaid fees and indicated that it would file suit to collect these fees. The Company disputes some of these fees, but intends to work with counsel towards a mutually agreed resolution of the matter. The Company has recorded the $51,260.26 on its books.

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

In July 2002, a former supplier of equipment filed suit against the Company for breach of contract and breach of guarantee totaling $419,581.95 plus interest and attorney's fees. The Company has negotiated a settlement to a payment schedule totaling $400,000, which is fully accrued on the Company's books.

In September 2002, a former vendor filed suit in Texas for breach of contractual obligation totaling $107,956. The Company disputes a portion of the total but intends to negotiate with counsel to settle the claim. The has accrued $32,438 for this matter.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

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

10.  REDEEMABLE  CONVERTIBLE  PREFERRED  STOCK

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

Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, the investors will be entitled to receive, on a pari passu basis with holders of other shares of Preferred Stock, if any, an amount equal to such investors investment in the Offering and any declared but unpaid dividends. As a result, the net proceeds from the sale of the Series B Preferred Stock has been classified outside of stockholders' equity. As a result of the beneficial conversion feature described above, the Company recorded a deemed dividend of $7,626,000 during the year ended September 30, 2001. In addition, the Company estimated the value of the warrant at $1,107,000 issued to its investment bankers using the Black-Scholes option pricing model with the assumptions that follow: expected volatility of 135%, weighted average risk free interest rate of 5.8%, term of 1 year, and no expected dividend. The Company recorded this warrant as a cost of financing. As of September 30, 2001, 86,120 preferred shares have been converted into 831,000 shares of the Company's common stock and 1,500 preferred shares remain outstanding.


11.  STOCKHOLDERS'  EQUITY

PREFFERED STOCK

In fiscal 1999, the Company issued 17,500 shares of preferred stock for $1,472,000 net of issuance costs of $278,000. All of these preferred shares have been converted to common stock by September 30, 2000.

STOCK PURCHASE AGREEMENT

On June 6, 2000, the Company exercised its right under the terms of the Purchase and Sale Agreement for it's subsidiary Infotel, to repurchase 216,500 shares of its common stock at a price of approximately $3.65 per share from the former Infotel stockholders. The reacquired shares were originally issued to the Infotel stockholders in connection with the Company's acquisition of Infotel in June 1998.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

In fiscal year 2000 the Company entered into a common stock purchase agreement (the "Equity Line Agreement"), dated May 24, 2000 and amended as of June 30, 2000 with an investment corporation under which the Company may require the investment corporation to purchase up to $50 million of its common stock. Under the terms of the Equity Line Agreement, the Company is under no obligation to sell its common stock to the investment corporation. However, the Company may make up to a maximum of twelve requests for the purchase of its common stock with no single purchase exceeding $4 million unless otherwise agreed to by the investment corporation. In addition, the Equity Line Agreement does not require the investment corporation to purchase the Company's common stock if it would result in the investment corporation owning more than 9.9% of the Company's outstanding common stock. The purchase price of the common stock is 92% of the volume weighted average price per share of the Company's common stock over the eighteen-day period prior to the date the Company requests the investment corporation to purchase its common stock. In addition, the investment corporation will receive a 2% placement fee and an escrow agent fee from the proceeds due to the Company. In conjunction with the Equity Line Agreement, the Company issued a warrant to purchase 120,000 shares of its common stock. The warrant exercise price was subsequently adjusted to $13.50 per share on November 15, 2000 in exchange for a waiver from the investment corporation allowing the Company to issue Series B preferred stock to other investors, as well as engage in other financing transactions (see "Warrants" below). The Black-Scholes option pricing model was used to value the warrants and the following assumptions: contractual term of 3 years, a risk free interest rate of 5,8%, a dividend yield of 0% and a volatility of 135%. The estimated value of $2,144,000 was accounted for as a non-current asset. As and when stock was purchased under the equity line agreement, the non-current asset was reduced on a dollar for dollar basis with the amount of proceeds received from the sale of common stock.

During the second quarter of 2001, the Company requested that the investment corporation purchase $1.745 million of the Company's common stock under the equity line agreement. As of January 2002, the Company had not exhausted the line and expensed approximately $399,000 of the remaining non-current asset.

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

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

During 2001, the Company created a new stock option plan (the "Broad Based Plan"). The Company intends to use the plan to give each officer, and non-officer of the company who received a qualified stock option grant under the Plan with a strike price of more than $ 4.50 the opportunity to be eligible to receive the benefit of an additional options that allow for a strike price of $
4.50 per share, for which the vesting schedules for such options shall be the same as the vesting schedule of the related option. The Primary purpose of the Broad Based Plan is to retain and provide additional incentives to employees and to promote business success for the Company. The exercise price shall be not less than 85% of the fair market value of the Company's common stock on the date of grant unless otherwise determined by the administrator and in the case of other awards, such price to be determined by the Board of Directors. The maximum aggregate number of shares issuable under the Broad Based Plan is 500,000 shares. Under the Broad Based Plan, the grants were made on March 16, 2001 for options to purchase 381,000 shares of the Company's common stock at an exercise price of $4.50. At September 30, 2002 and 2001, 1,692,000 and 3,189,000
options, respectively, were outstanding and 1,866,100 and 227,000 shares, respectively, were available for award.

The following table summarizes transactions pursuant to the Company's Plans:

                               Weighted Average
                               Option Price Per     Options
                                     Share        Outstanding
                               -----------------  ------------
      December 31, 1997              $      3.16    1,133,400
      Granted                               2.05      258,000
      Canceled                              2.69     (186,900)
                                                  ------------

      SEPTEMBER 30, 1998                    3.00    1,204,500
      Granted                               1.33    1,402,700
      Canceled                              2.91   (1,151,400)
                                                  ------------

      SEPTEMBER 30, 1999                    1.51    1,455,800
      Granted                               9.14    2,265,000
       Exercised                            1.40     (390,600)
       Canceled                             1.89     (201,900)
                                                  ------------

       SEPTEMBER 30, 2000                   7.03    3,128,300
       Granted                              6.91    2,323,700
       Exercised                            1.47     (218,900)
       Canceled                             9.74   (2,044,100)
                                                  ------------
       SEPTEMBER 30, 2001                   5.58    3,189,000

       Granted                              1.87      846,000
       Exercised                              --           --
       Canceled                             4.88   (2,343,000)
                                                  ------------
       SEPTEMBER 30, 2002            $      4.66    1,692,000
                                                  ============

      ----------------------------
      OPTIONS EXERCISABLE AT:
      September 30, 2002             $      4.66    1,039,000
      September 30, 2001             $      6.18      856,240
      September 30, 2000             $      1.86      256,600

At September 30, 2002, 2001, and 2000, 1,866,100, 227,000 and 871,700 shares of common stock, respectively, were available for grant under the Plans.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

The following table summarizes information about stock options outstanding and exercisable at September 30, 2002:

                                                        OPTIONS CURRENTLY
             OPTIONS OUTSTANDING                            EXERCISABLE
             -------------------                            -----------
                                WEIGHTED
                                AVERAGE
                               REMAINING   WEIGHTED                WEIGHTED
                  NUMBER OF   CONTRACTUAL   AVERAGE                 AVERAGE
EXERCISE           SHARES       LIFE IN    EXERCISE     NUMBER     EXERCISE
PRICE            OUTSTANDING     YEARS       PRICE    EXERCISABLE    PRICE
---------------  -----------  -----------  ---------  -----------  ---------
0.00 - $2.20        573,600          6.4  $    1.30      195,000  $    1.57
2.20  - $4.40       354,000          7.0  $    3.16       41,300  $    3.63
4.40  - $6.60     1,281,600          6.7  $    4.64      213,500  $    4.58
6.60  - $8.80       722,300          7.0  $    8.74      354,100  $    8.74
8.80  - $11.00       63,000          9.1  $    9.59        8,100  $    9.72
13.20 - $15.40       75,000          1.5  $   14.75       22,500  $   14.70
15.40 - $17.60      117,000          8.9  $   16.35       21,800  $   16.12
19.80 - $22.00        2,500          9.1  $   22.00            -          -
                 -----------                          -----------

                   3,189,000                              856,300
                 ===========                          ===========

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards, the Company's net loss attributable to common stockholders would have been increased to the pro forma amounts indicated below:

                                             YEARS ENDED SEPTEMBER 30,
                                    -------------------------------------------
                                        2002            2001            2000
                                    -------------------------------------------
   Net loss attributable to common
    stockholders:
     As reported                    $(15,771,000)  $(34,105,000)  $(12,844,000)
     Pro forma                      $(16,700,000)  $(37,497,000)  $(15,703,000)
   Net loss per share attributable
    to common stockholders--basic
     and diluted:
     As reported                    $      (0.97)  $      (2.32)         (1.25)
     Pro forma                      $      (1.02)  $      (2.55)         (1.52)

The weighted average fair value of options granted in fiscal year 2002, 2001 and 2000 was $1.68, $4.07 and $8.56 per share under option, respectively.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

The Company estimated the fair value of each stock option at the date of grant using the assumptions that follow:

                                          FISCAL YEAR
                         -------------------------------------------
                             2002             2001          2000
                         -------------------------------------------
Dividend yield                     -               -              -
Volatility                      1.45             144%           135%
Risk-free interest rate         3.4%             5.0%           5.5%
Estimated lives         3 to 8 years     3 to 8 years   3 to 8 years

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

WARRANTS

In December 1999, the Company issued warrants to purchase 375,000 shares of its Common Stock to its outside advisors, all for services rendered, with an exercise price of $3.43 per share. During fiscal years 2000 and 2001, all warrants were exercised and as a result, no warrants to purchase the Company's common stock remained outstanding as of September 30, 2002. The Company valued these warrants using the Black-Scholes option pricing model and the following assumptions: contractual term of one to two years, a risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 142%. The estimated value of $138,000 was expensed during fiscal year 2000.

In December, 1999 the Company issued warrants to the President and Chief Executive Officer to purchase 100,000 shares of its Common Stock and warrants to the Company's Board members to purchase 50,000 shares of Common Stock at $3.43 per share, all of which were fully exercisable. The term of the warrants was one year and in fiscal 2001 they were extended one more year. Under the terms of the warrant agreements, upon exercise of the warrant, the warrant holders can pay the exercise price by having the Company issue the number of shares under the warrant less the number of shares having a fair value on the date exercised equal to the exercise price. As a result, the Company has used variable accounting to account for these awards and has recorded $2,036,000 of stock-based compensation related to the warrants during fiscal year 2000 which was reversed in fiscal year 2001 because of the decline in the fair market value of the Company's common stock. At September 30, 2002, all these warrants to purchase the Company's Common Stock have expired.

On January 21, 2000 the Company issued warrants to purchase 250,000 shares of the Company's common stock at $1.53 per share to former owners of Trimark, Inc. (see Note 3). The warrants are fully exercisable and expire in 3 years. In December 2000, 150,000 of these warrants were exercised. No warrants to purchase the Company's common stock remained outstanding as of September 30, 2002.

In January 2001, the Company issued warrants to purchase 300,000 shares of its Common Stock with an exercise price of $6.00 per share to an external financial advisor and shareholder for past services. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of one year, a risk free interest rate of 5.49%, a dividend yield of 0% and volatility of 133%. The estimated value of $1,912,000 was expensed during fiscal year 2000.

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

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

In October 2000 the Company issued a warrant to purchase 75,000 shares of common stock at $13.50 to its investment bankers for its Series B Preferred Stock (see
Note 8). The warrants were valued using Black-Sholes option pricing model with the following assumptions: expected volatility of 135%, weighted average risk free interest rate of 5.80%, term of 1 year, and no expected dividend. The estimated value of the warrants of $1,107,000 was accounted as stock issuance costs in fiscal 2001.

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

In December 2001, the Company issued a warrant to purchase 9,469 shares of its common stock with an exercise price of $4.46 in connection with certain services rendered to the Company. The warrant is immediately exercisable and expires in 5 years. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.33%, a dividend yield of 0% and volatility of 148%. The estimated value of $12,000 was expensed during fiscal year 2002.

In March 2001, the Company issued a warrant to purchase 1,500 shares of its common stock with an exercise price of $1.32 in connection with certain services rendered to the Company. The warrant is immediately exercisable and expires in 5 years. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.78%, a dividend yield of 0% and volatility of 146%. The estimated value of $2,000 was expensed during fiscal year 2002.

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

On August 21, 2001, the company issued warrants to purchase 10,000 shares of its common stock to a consultant with an exercise price of $1.95 per share. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk-free interest rate of 4.51%, a dividend yield of 0% and a volatility of 144%. The estimated value of $18,000 was expensed during fiscal year 2001.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

At September 30, 2002, the following warrants to purchase the Company's common stock were outstanding, all of which were exercisable:

                              SHARES
                               UNDER    EXERCISE
            EXPIRATION DATE  WARRANTS     PRICE
            ---------------  ---------  ---------
            December, 2002     100,000  $    1.56
            December, 2002     198,000  $    3.43
            December, 2002      61,375  $    4.80
            December, 2002     300,000  $    6.00
            December, 2002      50,000  $    9.19
            May, 2003          120,000  $   20.82
            February, 2004      50,564  $    1.00
            May, 2005           43,613  $   15.50
            November, 2005      30,000  $    8.34
            April, 2006        200,000  $    2.00
            May, 2006           50,000  $    1.80
            May, 2006           70,000  $    1.57
            June, 2006       1,065,152  $    2.64
            October, 2006      178,572  $    1.68
            November, 2006      65,789  $    1.52
            November, 2006      77,519  $    1.29
            November, 2006     150,000  $    1.35
            November, 2006     143,885  $    1.39
            December, 2006      38,462  $    1.30
            December, 2006      19,084  $    1.31
            December, 2006     154,166  $    1.20
            December, 2006       9,469  $    1.46
            December, 2006     268,361  $    1.77
            January, 2007      301,205  $    1.66
            January, 2007      277,778  $    1.80
            February, 2007     500,345  $    1.40
            March, 2007        100,000  $    1.54
            March, 2007        226,500  $    1.32
            April, 2007         19,841  $    1.26
            April, 2007         20,000  $    1.25
            April, 2007      1,556,612  $    1.33
            May, 2007           83,333  $    0.90
            September, 2007    300,000  $    0.45
            September, 2007    272,727  $    0.50
            March, 2008      1,481,481  $    2.70
            April, 2008         50,000  $    1.57
                            ----------
            TOTAL            8,633,833
                            ==========

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

STOCK-BASED COMPENSATION

In connection with stock option grants to employees to purchase 527,000 shares of the Company's Common Stock during fiscal year 2000, the Company recognized $2,073,000 of unearned stock-based compensation for the excess of the fair market value of the shares of common stock subject to such options over the exercise price of the options at the date of grant. Such amounts are included in stockholders' equity and are being amortized over the vesting period of generally four years. In 2001, the Company recorded a net benefit of $1,520,000 in connection with unearned stock-based compensation charges associated with employees who were terminated during 2001. The Company recorded unearned stock-based compensation amortization expense of $318,000, $91,000 and $61,000 for fiscal year 2002, 2001 and 2000, respectively.

12.  EMPLOYEE  COMPENSATION  AND  BENEFITS

The Company's APPIANT NA subsidiary maintains a Sec. 401(k) profit sharing plan in which all qualifying employees with a minimum of 1,000 hours of service at year end are eligible to participate. Matching contributions are made at the discretion of the Company's Board of Directors. The Company pays all fees to administer the plan. The Company did not make any matching contributions the fiscal years 2002, 2001 and 2000, respectively.


13.  INCOME  TAXES

Income taxes are summarized below:

                                                          FISCAL YEAR
                                               ---------------------------------------
                                                  2002        2001           2000
                                               ---------------------------------------
     Current:
       U.S. federal                                       -   $          -   $          -
       Foreign                                       91,000        279,000        250,000
       State                                              -              -         17,000
                                               -------------  -------------  -------------

           Total Current                             91,000        279,000        268,000
                                               -------------  -------------  -------------

     Deferred:                                                           -              -
       U.S. federal                                       -              -              -
       Foreign                                            -              -              -
       State                                              -              -              -
                                               -------------  -------------  -------------

           Total deferred                                 -              -              -
                                               -------------  -------------  -------------

     Total provision for income taxes          $     91,000   $    279,000   $    268,000
                                               =============  =============  =============

The Company's net loss is taxable as follows:

                                                              FISCAL YEAR
                                               -------------------------------------------
                                                    2002           2001           2000
                                               -------------------------------------------

     Continuing operations:
          United States                        $(15,200,000)  $(30,723,000)  $(13,645,000)
          Foreign                                  (571,000)     1,073,000      1,069,000
                                               -------------  -------------  -------------

                                               $(15,771,000)  $(29,650,000)  $(12,576,000)
                                               =============  =============  =============

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

Tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows:

                                                      FISCAL YEAR
                                           -------------------------------------
                                              2002        2001          2000
                                           -------------------------------------
Net operating loss carryforward            $16,344,000  $10,784,000   $ 4,073,000
Reserve and accrued liabilities                105,000    1,700,000     1,598,000
Tax Credits                                  1,008,000      105,000       105,000
Accumulated depreciation and amortization   17,457,000      327,000             -
                                           -----------  ------------  ------------

                                                     -   12,916,000      5,776000
Capitalized Software                        (1,058,000)  (3,853,000)   (2,798,000)
Accumulated Depreciation and amortization            -           -      (108,000)
                                           -----------  ------------  ------------

                                           (1,058,000)   (3,853,000)   (2,906,000)
Net total deferred assets/liabilities      16,399,000     9,063,000     2,870,000
                                           -----------  ------------  ------------

Valuation allowance                       (16,399,000)   (9,063,000)   (2,870,000)
                                           -----------  ------------  ------------

                                           $         -  $         -   $         -
                                           ===========  ============  ============

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

                                                   FISCAL YEAR
                                       --------------------------------------
                                          2002        2001           2000
                                       ------------  -------------  ------------
     Federal tax                       $(5,341,000)  $(10,446,000)  $(4,276,000)
     State tax                                   -              -        12,000
     Foreign taxes                          91,000        279,000       250,000
     Goodwill amortization               1,491,000        624,000        98,000
     Stock-based compensation charges       35,000         31,000     1,379,000
     Changes in valuation allowance      4,766,000      7,121,000     3,294,000
     Impairment charges                 (1,231,000)     1,247,000             -
     Interest charges on warrant           280,000      1,362,000             -
     Other                                       -         61,000      (490,000)
                                       ------------  -------------  ------------

                                       $    91,000   $    279,000   $   267,000
                                       ============  =============  ============

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

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

The Company's reportable operating segments include Appiant Technologies Inc. ("Appiant NA")and Infotel. This represents a change in the Company's internal organization. Accordingly, segment information for the year ended September 30, 2000 has been reclassed to conform to the current . Appiant NA includes the Company's enterprise operations in the US. Appiant NA enterprise operations include systems integration and distribution of voice processing and multimedia messaging equipment, technical support, ongoing maintenance and product development. The Company acquired Quaartz on May 23, 2001, an application and service provider primarily involved in software development. The results of Quaartz have been included with those of Appiant NA since the date of acquisition. The following table presents APPIANT NA's net revenue by country and is attributed to countries based on location of the customer:

                               FISCAL YEAR ENDED SEPTEMBER 30,
                             -------------------------------------
                                2002         2001         2000
                             -------------------------------------
      United States          $ 2,166,000  $ 8,663,000  $25,529,000
      Asia                     9,646,000   13,085,000            -
                             -----------  -----------  -----------

                             $11,812,000  $21,748,000  $25,529,000
                             ===========  ===========  ===========

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

FISCAL YEAR 2002 AND AT SEPTEMBER 30, 2002

(in thousands)                     APPIANT NA    INFOTEL    OTHER (1)   TOTAL
                                  ------------  ----------  ----------  ------

Net sales to external customers   $ 2,166,000   $9,646,000  $           $
Net income (loss)                  13,772,000      571,000
Interest income (2)                   365,000            -
Interest expense                   (5,698,000)           -
Tax expense                                 -       92,000
Total assets                       27,013,000    3,220,000
Property and equipment, net         2,627,000      232,000
Depreciation and Amortization      (3,481,000)

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

FISCAL YEAR 2001 AND AT SEPTEMBER 30, 2001

(in thousands)                                APPIANT NA      INFOTEL      OTHER (1)        TOTAL
                                             -------------  ------------  ------------  -------------
Net sales to external customers              $  8,291,000   $13,085,000   $   372,000   $ 21,748,000
Net income (loss)                             (15,757,000)      712,000    (5,964,000)   (21,009,000)
Interest income (2)                               129,000       136,000       265,000
Interest expense                               (8,732,000)      (70,000)   (8,802,000)
Tax expense                                             -       (29,000)      (29,000)
Total assets                                   23,673,000     9,939,000     6,754,000     40,366,000
Property and equipment, net                     4,690,000       398,000       293,000      5,381,000
Depreciation and Amortization                    (646,000)     (380,000)   (1,493,000)    (2,519,000)

FISCAL YEAR 2000 AND AT SEPTEMBER 30, 2000
(in thousands)                                APPIANT NA      INFOTEL       OTHER (1)       TOTAL
                                             -------------  ------------  ------------  -------------

Net sales to external customers              $ 13,979,000   $11,550,000   $         -   $ 25,529,000
Net income (loss)                              (5,700,000)      432,000    (7,576,000)   (12,844,000)
Interest income(2)                                 20,000       153,000        44,000        217,000
Interest expense                                 (441,000)            -    (1,866,000)    (2,307,000)
Tax expense                                       (18,000)            -             -       (268,000)
Total assets                                   15,801,000      (332,000)   15,548,000     38,785,000
Property and equipment, net                     2,336,000        78,000       308,000      3,395,000
Depreciation and Amortization                    (732,000)      (12,000)     (166,000)    (1,395,000)

(1) Other includes corporate expenses. Additionally, management reports goodwill for Infotel in total assets.
(2)  Intercompany interest is eliminated.


14.  SUBSEQUENT  EVENTS

                                  SCHEDULE II


                            Appiant Technologies Inc.


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FISCAL YEARS 1999, 2000 AND 2001


Column A                   Column B      Column C      Column D     Column E
------------------------  -----------  ------------  ------------  -----------

                                  Additions
                                 Charged to
                            Balance      Revenues     Write-offs   Balance at
                           Beginning    and Costs        and         End of
Description                of Period   and Expense    Deductions     Period
------------------------  -----------  ------------  ------------  -----------
     2000
---------

Allowance for Doubtful
  Accounts                $   158,000  $    411,000  $  (167,000)  $   402,000

Valuation Allowance on
  Deferred Tax Assets     $ 3,576,000  $          -  $   706,000   $ 2,870,000

Provision for excess and
  Obsolete inventory      $   119,000  $     44,000  $   (62,000)  $   101,000

     2001
---------

Allowance for Doubtful
  Accounts                $   402,000  $    622,000  $  (689,000)  $   335,000

Valuation Allowance on
  Deferred Tax Assets     $ 2,870,000  $  6,193,000  $         -   $ 9,063,000

Provision for excess and
  Obsolete inventory      $   101,000  $    397,000  $  (357,000)  $   141,000

     2002
---------

Allowance for Doubtful
  Accounts                $   335,000  $             $  (272,000)  $    63,000

Valuation Allowance on
  Deferred Tax Assets     $            $             $             $

Provision for excess and
  Obsolete inventory      $   141,000  $    200,000  $        --   $   341,000