Form 10-K/A
period 2002-09-30
APPIANT TECHNOLOGIES INC
filed 2003-03-06
CIK 1025985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                               AMENDMENT NUMBER 1
                                       TO
                                    FORM 10-K

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES { } NO {X}

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

As of February 14, 2003, there were 17,194,841 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Issuer (based on the closing price for the Common Stock on the OTCBB Market on February 14, 2003 was approximately $1.7 million.

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

PART III......................................................................31
   Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER....................31
   Item 11. EXECUTIVE COMPENSATION............................................32
   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....34
   Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................35
   Item 14. CONTROLS AND PROCEDURES...........................................35

PART IV.......................................................................35
   Item 15. EXHIBITIS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON
            FORM 8-K..........................................................35

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

     CUSTOMERS, BACKLOG


Our five largest customers, Japan Radio Company, LTD., Defence Science & Technology Agency of Singapore, Motorola Electronics PTE. Ltd. and Siemens Medical Instruments, Pte. Ltd., accounted for approximately 24.3%, 7.9%,6.6%, 6.4% and 5.2% respectively of total net revenues during the fiscal year ended September 30, 2002. Backlog at September 30, 2002 was $3.3 million as compared to $5.5 million at September 30, 2001 for Infotel. On a stand-alone basis, backlog for our new inUnison service was $1.2 and for legacy business in Singapore the Backlog was 2.1 million at September 30, 2002.


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

In connection with these Convertible Notes, the Company issued warrants to purchase 123,174 shares of the Company's common stock at an exercise price of ranging from $0.90 per share to $1.26 per share. The estimated value of the warrants of $112,000 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate ranging from 4.34% to 4.81%, a dividend yield of 0% and volatility ranging from 144% to 145%. The allocation of the Convertible Notes proceeds to the fair value of the warrants of $59,000 was recorded as a discount on the Convertible Notes and as warrant liability. Upon exercise of the warrants, the holder has no specific registration rights. In addition, as a result of the beneficial conversion feature described above for the Convertible Notes, the Company recorded $66,000 additional paid-in capital, and a discount on the notes payable, which is accreted over the note maturity period to interest expense. As a result, these discounts are accreted over the note maturity period.

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

Between October 31, 2001 and December 20, 2001, the Company entered into several Convertible Promissory Notes Payable (the "Convertible Notes") with certain investors in the aggregate principal amount of $1,590,000, of which $400,000 was with members of the board of directors or shareholders. The Notes accrue interest at 8% per annum, which is payable in common stock at the time of conversion and are collateralized by the Company's legacy business accounts receivables, and the assets of the Infotel subsidiary, and mature on various dates from December 27, 2001 to November 16, 2003. The conversion price is equal to the lower of 90% of the closing price of the Company's common stock on the trading day immediately preceding the maturity date, or 90% of any subsequent interim financing that occurs between the issuance date of the notes and the maturity date. Upon conversion, the Convertible Notes have no specific registration rights.

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

ITEM 6. SELECTED FINANCIAL DATA

                  YEARS ENDED SEPTEMBER 30,2002,2001, 2000, 1999 and 1998
                  -------------------------------------------------------

                                         2002       2001       2000       1999      1998
                                       ---------  ---------  ---------  --------  --------
                                                          (IN THOUSANDS)
Total net revenues. . . . . . . . . .  $ 11,812   $ 21,748   $ 25,529   $23,340   $ 9,442
Loss from continuing operations . . .   (11,202)   (21,009)   (10,174)     (512)   (1,430)
Net loss from continuing operations.    (15,771)   (26,497)   (12,844)     (717)   (1,523)
Loss from discontinued operations . .         -          -          -         -      (581)
Loss on disposal of discontinued
  operations. . . . . . . . . . . . .         -          -          -         -      (369)
Net loss per share -- basic and
  diluted continuing operations . . .  $  (0.97)  $  (2.32)  $  (1.25)  $ (0.23)  $ (0.41)
Net loss per share -- basic and
  diluted discontinuing operations. .  $      -   $      -   $      -   $     -   $ (0.20)
Shares used in net loss per
  share -- basic and diluted. . . . .    16,296     14,687     10,303     6,249     4,802
Total assets. . . . . . . . . . . . .  $ 30,233   $ 40,880   $ 38,785   $16,021   $12,871
Long-term obligations . . . . . . . .  $    419   $    511   $  4,717   $    62   $    68

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


Our consolidated financial statements include our results as well as the results of our significant operating subsidiary: Infotel Technologies (Pte) Ltd ("Infotel. The legacy business of Appiant NA and Trimark were discontinued and Enhancement India call center business was sold, these businesses are not expected to have a materially adverse effect on the Company's financial condition. On May 23, 2001, Appiant acquired certain assets of Quaartz,
Inc., the results of the operations of Quaartz from May 23, 2001 to September 30, 2001 and for all of fiscal 2002 are included in our consolidated financial statements.


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

RESULTS OF OPERATIONS

Management's discussions address audited financial data for the years ended September 30, 2002, 2001 and 2000. The following table shows audited results of operations, as a percentage of net sales, for the fiscal years ended September 30, 2002, 2001 and 2000:

                APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES


                                          Years Ended September 30,
     -----------------------------------  -------------------------
                                            2002     2001     2000
     -----------------------------------  --------  -------  ------
     Net Sales                              100.0%   100.0%  100.0%
     Cost of Sales                          113.1%    80.7%   72.4%
     Gross Profit (loss)                   (13.1)%    19.3%   27.6%
     Restructuring, selling, general and
     administrative expenses                 67.7%    89.0%   64.8%
     Impairment charges                    (24.0)%    17,0%     --%
     Amortization of goodwill                31.6%    10.0%    2.2%
     Loss from operations                  (94.8)%  (96.7)% (39.9)%
     Other expenses                          34.3%    24.6%    9,4%
     Income (Loss) before taxes           (129.1)% (120.5)% (49.3)%
     Income tax                               0.8%     1.3%    1.0%
     Net loss                             (129.9)% (121.8)% (50.3)%
     -----------------------------------  --------  -------  ------


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

Gross Margin

Our gross margin for fiscal year 2002 was $(1.5) million or (13.1)% of net revenues, as compared to $4.2 million or 19.3% for fiscal year 2001 and $7.1 million or 27.6% for the same period in 2000. The decrease principally relates to reductions in our legacy business revenues both in the US and Singapore, coupled with the fixed nature of operating costs in our APPIANT NA operation associated with the delivery of inUnison services. APPIANT NA's gross margin on a stand-alone basis for the fiscal year 2002 was $(4.4) million or (201.3)%, as compared to $1.0 million or 8.0% for the fiscal year ended September 30, 2001 and $3.0 million or 23.0% for the same period in 2000. The decrease in gross margin in APPIANT NA was due to reduced revenue levels and the continuing unabsorbed cost of operations that are part of cost of delivery of inUnison services. Infotel's gross margin percentage on a stand-alone basis increases from 29.2% for the fiscal year ended September 30, 2002 to 27.4% for the fiscal year ended September 30, 2001. This increase in Infotel's gross margin percentage is due to a decrease in spending and cost controls implemented during fiscal 2002 in anticipation of a downward trend in the Singapore economy.

Research and Development

Our industry is characterized by rapid technological change and product innovation. Our early "beta" customers have also requested numerous changes to our original product release and management expects new customers will also request product changes and innovations. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. Our research and development expenditures were $1.8 million in fiscal year 2002 excluding $1.6 million of internal engineering costs that were capitalized during fiscal 2002, reflecting our continued investment in research and development. We have adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," ("SOP 98-1") and capitalize our research and development costs related to software development, and we will begin amortizing these costs when the capitalized software is substantially complete and ready for its intended use.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses ("SG&A") excluding research and development, but including goodwill amortization of $4.4 million, restructuring charge, impairment loss, and non-cash charges related to options and warrants, as a percentage of net revenues, increased to 66.1% for the fiscal year ended September 30, 2002, as compared to 102.2% for fiscal year 2001 and 67.5% for fiscal year 2000. The non-cash expenses included in fiscal 2002 were $0.1 million associated with cashless exercise options included in warrants issued to officers and board of director members, which are accounted for using variable accounting. This means that the difference between the exercise price of the warrant and the current market value of our common stock is charged to expense as the warrant vests until such warrants are exercised, canceled or expire. The non-cash expenses included in fiscal 2001 were $3.7 million of impairment costs, amortization charges of $1.9 million associated with acquisitions and a benefit of $1.7 million of non-cash compensation associated with cashless exercise options included in warrants issued to officers and board of director members. Non-cash compensation associated with such cashless exercise options of $4.4 million was recorded in fiscal 2000. The Company recorded amortization charges of $0.7 million during 2000.

SG&A  expenses for Appiant NA and Infotel on a stand-alone basis was as follows:

                                  YEARS ENDED SEPTEMBER 30
                                 -------------------------
                                  2002     2001     2000
                                 ------  --------  -------
                                       (In thousands)
         Appiant North American
         Operations:
         Non-cash Compensation   $  113  $(1,700)  $ 4,400
         Other                    3,758   15,945     9,465
                                 ------  --------  -------
                                  3,871   14,245    13,865

         Infotel                  2,387    2,139     2,500
                                 ------  --------  -------
         Total SG&A Expense      $6,258  $16,384   $16,365
                                 ======  ========  =======

SG&A, excluding non-cash charges totaled $6.3 million for fiscal 2002, $18.4 million for 2001 and $12.2 million for 2000. The decrease in fiscal 2002 is primarily due to substantial reductions in headcounts and spending implemented by management during the year. The increase in fiscal 2001 as a percentage of revenue is primarily due to the reduction in revenues for fiscal 2001 and increased costs as we accelerated our transition to our new business model.

SG&A, excluding non-cash charges for Appiant's North American operations on a stand-alone basis decreased to $3.7 million or 173.6% for fiscal year 2002 due to a substantial reduction in headcount and spending implemented by management during the year. SG&A, excluding non-cash charges increased to $16.0 million or 186.4% of Appiant NA revenues in fiscal year 2001 from $9.7 million or 69.1% in fiscal year 2000 mainly because of the significant decrease in North American revenues during fiscal year 2001 and expenditures in Sales and Marketing related to the service offering. On a stand-alone basis, Infotel's SG&A increased to $2.4 million during fiscal 2002 representing an increase of $0.2 million over the same period a year earlier. Infotel's SG&A decreased to $2.1 million in fiscal 2001 compared to $2.5 million in fiscal 2000. On a stand-alone basis, Infotel's SG&A increased as a percentage of revenues to 24.7% for fiscal year 2002 from 16.3% for fiscal year 2001 and 21.6% in fiscal year 2000. Infotel's SG&A expenses increased as a percentage of revenues mainly because of the decrease in Infotel's revenues and slightly higher expenditures during fiscal year 2002.

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

Interest and Other Income, Net

Our net interest expense decreased to $6.4 million or 54.5% in fiscal year 2002 from $5.4 million or 24.6% in fiscal year 2002 and from $2.4 million during fiscal 2000. The decrease in net interest expense in fiscal year 2002 results primarily from non-cash charges related to a beneficial conversion feature associated with debentures that we issued in fiscal years 2000, 2001 and 2002.

Non-cash Charges Included in Interest Expense:  Included in interest expense are
---------------------------------------------
certain non-cash charges relating to warrants issued and associated beneficial conversion features in connection with various notes payable. Interest expense for the years ended September 30, 2002, 2001 and 2000 is summarized as follows:

                                              YEARS ENDED SEPTEMBER 30,
                                           2002         2001         2000
                                        -----------  -----------  -----------
                                                    (In thousands)
      Non-cash charges relating to
      warrants issued                   $       822  $    4,007  $         -
      Revaluation of Warrant
      Liability                              (5,624)     (3,864)           -
      Non-cash charges relating to
      amortization of non-cash
      beneficial conversion features
      arising on issuance of various
      convertible notes payable               6,914       3,572        1,595
      Accrued interest on notes
      payable and convertible notes
      payable                                 1,174         641          188
      Interest on capital leases,
      lines of credit and other loans           156         317          524

                                        -----------  -----------  -----------
      Total interest expense            $     3,442  $    4,673  $     2,307
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

Future payments due under debt and lease obligations as of September 30, 2002:

                  Convertible                              Non-Cancelable
                   Promissory          Promissory             Operating              Capital
Fiscal Year       Notes Payable       Notes Payable            Leases            Lease Obligations      Total
-----------  -----------------------  --------------  -------------------------  ------------------  -----------
2003         $            11,803,000  $    6,050,000                    347,000  $          587,000  $18,787,000
2004                              --              --                    300,000             344,000      644,000
2005                              --              --                    288,000             205,000      493,000
2006                              --              --                    275,000                  --      275,000
2007                              --              --                    272,000                  --      272,000
Thereafter                        --              --                     68,000                  --       68,000
             -----------------------  --------------  -------------------------  ------------------  -----------
             $            11,803,000  $    6,050,000  $               1,550,000  $        1,136,000  $20,539,000
             =======================  ==============  =========================  ==================  ===========

During our fiscal year ended September 30, 2002 net cash used in operating activities was $8.1 million. Although we incurred a loss of $15.3 million for the fiscal year, $9.4 million of this loss was attributed to various non-cash charges. Further, our cash loss was increased by substantial increases in accounts receivables and deferred revenue and substantial decreases in accounts payable and other current liabilities. Net cash provided by investing and financing activities totaled $5.0 million consisting of proceeds from issuance of convertible debentures and warrants which were offset by payments on capital lease obligations and purchases of software, property and equipment.

During our fiscal year ended September 30, 2001 net cash used in operating activities was $7.8 million. Although we incurred a loss of $24.6 million for the fiscal year, $12.2 million of this loss was attributed to various non-cash charges. Further, our loss was offset by a substantial decrease in accounts receivables. Net cash provided by investing and financing activities totaled $5.0 million consisting of proceeds from issuance of convertible debentures, the issuance of Common and Preferred Stock, the exercise of options and warrants, the proceeds of a note from a vendor which were offset by purchase of software and property and equipment.

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


Our plans to reverse the recent trend of losses are to increase revenues and gross margins while controlling cost, primarily based on expected revenues for our inUnison(TM) portal services applications. Our continued existence is dependent on our ability to obtain adequate funding and eventually establish profitable operations. We intend to obtain additional equity and/or debt financing in order to further finance the development and market introduction of our inUnison(TM) portal services and to meet working capital requirements.
There remains significant uncertainly, however, about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TURNOVER AMOUNG KEY EMPLOYEES AND LIMITED MANAGEMENT RESOURCES

The Company has for several years experienced a high turnover in both our management team, especially within the finance function, and Board of Directors resulting in lost of continuity and knowledge. This turn over has adversely effected the progress of the Company's implementation of the business plan and has resulted in a single manager simultaneously holding multiple key positions; Chief Executive Officer, President, Chairman of the Board and Chief Financial Officer. The result is the Company relies on a single employee to perform numerous tasks with little or no checks and balances and the segregation of duties required by proper internal control policies is not possible. As the person performing these various duties is the Company's highest ranking officer, we believe that the financial data contained herein is fairly presented and proper and full disclosure has been made to our outside auditors.

The company does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud as a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. However, our design of a control system reflects the fact that there are severe resource constraints, and the benefits of controls must be considered relative to their costs and the Company's ability to pay such costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions such as employee turnover and lack of human resources, which can directly effect the degree of compliance with the policies or procedures implemented. Because of the inherent limitations in a cost-effective control system and the Company's limited resources, misstatements due to error or fraud may occur and not be detected.

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

WE HAVE CURRENTLY RECORDED A NET LOSS, WE HAVE A HISTORY OF NET LOSSES AND WE CANNOT BE CERTAIN OF FUTURE PROFITABILITY.

We recorded a net loss of $15.8 million on net revenues of $11.8 million our fiscal year ended September 30, 2002 and a net loss of $26.5 million on net revenues of $21.7 million during fiscal 2001. We also sustained significant losses for the fiscal years ended September 30, 1999 and 2000.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

Directors and Executive Officers:

     Name                                 Title                 Age
     ---------------------  ---------------------------------   ---
     Douglas S. Zorn        Chairman of the Board, Chief
                              Executive Officer and President
                              and Acting Chief Financial Officer 53

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

Item  14.  Controls  and  Procedures

Under the supervision of the principal executive officer that is also acting principal financial officer and with the participation of our limited management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. The Company has for several years experienced a high turnover in both our management team, especially within the finance function, and Board of Directors resulting in lost of continuity and knowledge. This turn over has adversely effected the progress of the Company's implementation of the business plan and has resulted in a single manager simultaneously holding multiple key positions; Chief Executive Officer, President, Chairman of the Board and Acting Chief Financial Officer. The result is the Company relies on a single employee to perform numerous tasks with little or no checks and balances and the segregation of duties required by proper internal control policies is not possible. As the person performing these various duties is the Company's highest ranking officer and based on our evaluation, we have concluded that these controls and procedures are effective and there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Our limited management, including our chief executive officer that is also acting as our chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

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
            --------------------------------------------------------------------
            99.1           Sarbanes-Oxley Act Certification     (27)
            --------------------------------------------------------------------
            99.2*          Certification  of  President  and  Chief  Executive
                           Officer Pursuant to Section 302 of Sarbanes-Oxley Act
                           of 2002
            --------------------------------------------------------------------
* To be filed herewith

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


On October 17, 2002 we filed a report on form 8-K to announce that the Company received notice from NASDAQ indicating that, in addition to shareholder approval and bid price deficiencies set forth in Marketplace Rules 4350(i)(1)(B) and 4350(i)(1)(D)(ii), the Company does not comply with the annual meeting and proxy requirements set forth in Marketplace Rule 4815(b) and the Company's securities are subject to delisting from the NASDAQ Small Cap Market.

On October 17, 2002 we filed a report on form 8-K to announce that effective August 9, 2002, Appiant Technologies Inc. and InPhonic, Inc. concluded execution of various agreements providing for the sale and lease back of equipment, purchase of additional license rights, minimum subscriber payments, and the issuance of additional warrants to purchase Appiant common stock.

On November 20, 2002 we filed a report on form 8-K to announce that on November 13, 2002, PricewaterhouseCoopers LLP ('PwC") resigned as the Company's independent accountants.

On November 26, 2002 we filed a report on form 8-K to announce that on November 19, 2002, the Company engaged Stonefield Josephson, Inc., which appointment was approved by the Audit Committee of the Company's Board of Directors.

On November 27, 2002, December 12, 2002 and January 30, 2003 we filed reports on form 8-K/A as amendments to the Current Report on Form 8-K originally dated November 20, 2002.


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

/s/ N. Bruce Walko              Director                       February 18, 2003
------------------
N. Bruce Walko

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
---------------------------------------------------------------------------
      99.2 Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
---------------------------------------------------------------------------


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

                                                       APPIANT TECHNOLOGIES INC.
                                                                AND SUBSIDIARIES




                                               CONSOLIDATED FINANCIAL STATEMENTS
                                   Years Ended September 30, 2002, 2001 and 2000

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors
Appiant Technologies Inc. (f.k.a. Nhancement Technologies Inc.) and Subsidiaries Pleasanton, California


We have audited the accompanying consolidated balance sheets of Appiant Technologies Inc. (f.k.a. Nhancement Technologies Inc.) and Subsidiaries ("Company") as of September 30, 2002 and September 30, 2001 (restated), and the related consolidated statements of operation and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital and substantially all of its liabilities are in default, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  STONEFIELD  JOSEPHSON,  INC.

STONEFIELD  JOSEPHSON,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Santa Monica, California
February 14, 2003

                        Report of Independent Accountants

To:  The Board of Directors and Stockholders of Appiant Technologies Inc.:

In our opinion, the consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for the year ended September 30, 2000 present fairly, in all material respects, the results of operations and cash flows of Appiant Technologies Inc., and its subsidiaries for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14 for the year ended September 30, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
San Jose, California
December 19,2000

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
===================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Lines of credit                                                        $    300,000   $    300,000
Accounts payable                                                          7,089,000      9,344,000
Accrued liabilities                                                       3,296,000      3,212,000
Deferred revenue                                                            589,000      1,041,000
Income tax payable                                                          236,000        302,000
Accrued liability related to warrants                                     1,921,000      4,430,000
Convertible promissory notes payable, net of discounts - including
  related parties                                                         9,437,000      1,496,000
Notes payable, net of discounts - including related parties               6,018,000      5,732,000
Capital lease obligations, current portion                                  587,000      4,085,000
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                29,473,000     29,942,000
Capital lease obligations, net of current portion                           393,000         93,000
Long term notes payable, net of current portion                                  --        379,000
Other                                                                        26,000         39,000
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        29,892,000     30,453,000
---------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENGIES (Note 9)                                           --             --
---------------------------------------------------------------------------------------------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK: $0.01 par
  value, 2,000,000 shares authorized, 1,500 shares issued and
  outstanding                                                               253,000        253,000
---------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Common stock, $0.01 par value, 40,000,000 shares authorized,
  16,480,712 and 15,983,200 shares issued and outstanding,
  respectively                                                              164,000        159,000
Additional paid-in capital                                               80,293,000     75,810,000
Unearned stock-based compensation                                           (83,000)      (401,000)
Accumulated deficit                                                     (80,274,000)   (64,932,000)
Accumulated other comprehensive loss                                        (12,000)      (462,000)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                   88,000     10,174,000
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY                                       $ 30,233,000   $ 40,880,000
===================================================================================================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                               APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

------------------------------------------------------------------------------------------------------------
                                                                        YEARS ENDED SEPTEMBER 30,
                                                                   2002            2001            2000
------------------------------------------------------------------------------------------------------------
                                                                               (restated see
                                                                                  Note 1)
NET REVENUES:
  Products and integration services                            $    687,000   $    5,492,000   $ 11,236,000
  Other services                                                 11,125,000       16,256,000     14,293,000
                                                               -------------  ---------------  -------------
TOTAL NET REVENUES                                               11,812,000       21,748,000     25,529,000
                                                               -------------  ---------------  -------------

Cost of net revenues:
  Products and integration services                               5,454,000        5,008,000      9,852,000
  Other services                                                  7,974,000       12,538,000      8,621,000
                                                               -------------  ---------------  -------------
TOTAL COSTS OF NET REVENUES                                      13,428,000       17,546,000    18,473,000
                                                               -------------  ---------------  -------------

GROSS PROFIT (LOSS)                                              (1,616,000)       4,202,000      7,056,000

OPERATING EXPENSES
  Selling, general and administrative                             5,703,000       16,384,000     16,365,000
  Research and development                                        1,851,000        2,981,000        189,000
  Amortization of goodwill and other intangibles                  4,386,000        2,086,000        676,000
  Amortization of stock-based compensation                          104,000           91,000              -
  Impairment of equipment and software
  and settlement of related capital lease obligations            (2,458,000)       3,669,000              -
                                                               -------------  ---------------  -------------
TOTAL OPERATING EXPENSES                                          9,586,000       25,211,000     17,230,000
                                                               -------------  ---------------  -------------

LOSS FROM OPERATIONS                                            (11,202,000)     (21,009,000)   (10,174,000)
                                                               -------------  ---------------  -------------
OTHER INCOME (EXPENSE)
  Interest income                                                   412,000          265,000        217,000
  Interest expense                                               (6,019,000)      (5,370,000)    (2,307,000)
  Other                                                           1,558,000         (104,000)      (312,000)
                                                               -------------  ---------------  -------------

Total other expense                                              (4,049,000)      (5,209,000)    (2,402,000)
                                                               -------------  ---------------  -------------
Loss before provision for income taxes                          (15,251,000)     (26,218,000)   (12,576,000)
Provision for income taxes                                           91,000          279,000        268,000
                                                               -------------  ---------------  -------------

NET LOSS                                                        (15,342,000)     (26,497,000)   (12,844,000)
PREFERRED STOCK DIVIDENDS                                                 -       (7,626,000)       (22,000)
                                                               -------------  ---------------  -------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                      $(15,342,000)  $  (34,123,000)  $(12,866,000)
                                                               =============  ===============  =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $      (0.94)  $        (2.32)  $      (1.25)
                                                               =============  ===============  =============

SHARES USED IN PER SHARE CALCULATION-BASIC AND DILUTED           16,295,947       14,687,363     10,302,900
                                                               =============  ===============  =============

COMPREHENSIVE LOSS
Net loss                                                       $(15,342,000)  $  (26,497,000)  $(12,844,000)

Other comprehensive loss
Translation gain (loss)                                             450,000         (106,000)      (147,000)
                                                               -------------  ---------------  -------------

COMPREHENSIVE LOSS                                             $(14,892,000)  $  (26,603,000)  $(12,991,000)
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                      APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

---------------------------------------------------------------------------------------------------------------------
                                                                                                           Unearned
                                                                                           Additional       Stock-
                                                                         Common Stock        Paid-in         based
                                                                       Shares     Amount     Capital     Compensation
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001(restated) . . . . . . . . . . . . .  15,983,200  $159,000  $75,810,000   $    (401,000)
Beneficial conversion feature related to issuance of convertible
  promissory notes payable. . . . . . . . . . . . . . . . . . . .                          3,828,000

Common stock issued for:
  Acquisition of XiMnet . . . . . . . . . . . . . . . . . . . . .     250,000     3,000      437,000
  Settlement. . . . . . . . . . . . . . . . . . . . . . . . . . .     247,512     2,000      432,000
Stock options granted in Quaartz acquisition
Amortization of stock-based compensation. . . . . . . . . . . . .                           (214,000)        318,000
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Translation gain. . . . . . . . . . . . . . . . . . . . . . . . .
---------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002 . . . . . . . . . . . . . . . . . .  16,480,712  $164,000  $80,293,000   $     (83,000)
=====================================================================================================================


----------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                                                        Other
                                                                      Accumulated    Comprehensive
                                                                        Deficit          Loss           Total
----------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001(restated) . . . . . . . . . . . . .  $(64,932,000)  $     (462,000)  $ 10,174,000
Beneficial conversion feature related to issuance of convertible
  promissory notes payable. . . . . . . . . . . . . . . . . . . .                                     3,828,000

Common stock issued for:
  Acquisition of XiMnet . . . . . . . . . . . . . . . . . . . . .                                       440,000
  Settlement. . . . . . . . . . . . . . . . . . . . . . . . . . .                                       434,000
Stock options granted in Quaartz acquisition
Amortization of stock-based compensation. . . . . . . . . . . . .                                       104,000
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,342,000)                    (15,342,000)
Translation gain                                                                         450,000        450,000
-----------------------------------------------------------------  -------------  ---------------  -------------
Balance at September 30, 2002 . . . . . . . . . . . . . . . . . .  $(80,274,000)  $      (12,000)  $     88,000
=================================================================  =============  ===============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                       APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                   YEARS ENDED SEPTEMBER 30,
                                                                                2002           2001          2000
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                               $(15,342,000) $(26,497,000)  $(12,844,000)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Provision for doubtful accounts                                            (272,000)      622,000        411,000
     Depreciation and amortization                                             4,546,000     2,673,000      1,071,000
     Amortization of goodwill and intangibles                                  4,386,000     2,086,000        676,000
     Amortization of stock based compensation                                    104,000        91,000         61,000
     Provision for excess and obsolete inventory                                 200,000       397,000         44,000
     Interest expense related to issuance of warrants to related party           822,000     2,196,000             --
     Impairment of equipment and capitalized software                                 --     3,669,000             --
     Write-off of equipment                                                    1,204,000            --             --
     Gain on extinguishment of capital leases                                 (3,662,000)           --             --
     Unearned stock-based compensation                                                --            --      4,317,000
     Amortization of discount on convertible notes payable                     7,224,000     3,572,000      1,595,000
     Accrued liability related to warrants                                    (5,624,000)   (3,864,000)            --
     Issuance of common stock for settlement                                     428,000            --             --
     Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                     (780,000)    2,085,000      1,403,000
        Inventory                                                                239,000      (736,000)       718,000
        Equipment at customers under integration                                 206,000     1,502,000     (1,426,000)
        Prepaid expenses and other                                               375,000      (543,000)       (36,000)
        Other assets                                                             811,000      (559,000)      (190,000)
        Income tax payable                                                       (66,000)       22,000        201,000
        Deferred Revenue                                                        (452,000)   (1,878,000)     1,311,000
        Accounts payable and other current liabilities                        (2,171,000)    3,838,000       (799,000)
----------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                             (7,824,000)  (11,324,000)    (3,486,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Restricted cash                                                                            (1,000)        74,000
     Proceeds from (payments on) note payable to related party                                      --        574,000
     Proceeds from sale of property and equipment                                                   --         17,000
     Cash acquired in connection with acquisition                                 89,000        22,000         45,000
     Purchases of software                                                                    (637,000)            --
     Capitalization of software development costs                             (1,565,000)   (2,064,000)      (618,000)
     Purchase of property and equipment                                               --    (3,493,000)    (1,206,000)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         (1,476,000)   (6,173,000)    (1,114,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Share repurchase                                                                               --       (791,000)
     Repayments under lines of credit                                                         (343,000)      (197,000)
     Advance payment on future lease obligation                                                     --     (2,000,000)
     Proceeds from issuance of note payable to software vendor                               3,000,000             --
     Repayment of notes payable                                                   50,000            --             --
     Proceeds from issuance of common stock                                                  1,745,000             --
     Proceeds from issuance of convertible notes and warrants                  7,111,000     5,500,000      5,397,000
     Repayment of convertible notes                                             (408,000)     (400,000)            --
     Advanced payments for preferred stock                                                          --      3,559,000
     Proceeds from warrants and options exercised for common stock                           1,818,000      2,396,000
     Proceeds from issuance of preferred stock, net of issuance costs                        4,956,000             --
     Principal payments on capital lease obligations                            (256,000)     (897,000)      (344,000)
     Principal payment on notes payable to stockholders                                             --             --
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      6,497,000    15,379,000      8,020,000
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                          450,000      (106,000)      (146,000)
----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,353,000)   (2,224,000)     3,274,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   3,379,000     5,603,000      2,329,000
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  1,026,000   $ 3,379,000   $  5,603,000
======================================================================================================================

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                       APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CASH FLOW INFORMATION:
----------------------------------------------------------------------------------------------------------------------
                                                                                   YEARS ENDED SEPTEMBER 30,
                                                                                2002           2001          2000
----------------------------------------------------------------------------------------------------------------------

CASH TRANSACTIONS:
     Income taxes                                                           $          -   $    53,000   $      6,000
     Interest paid                                                                     -       725,000        440,000

NON-CASH TRANSACTIONS:
     Issuance of Common Stock and options in acquisitions                        438,000     8,740,000      5,638,000
     Renegotiation of lease terms resulting in return of equipment               800,000     1,504,000              -
     Deemed dividends related to beneficial conversion feature of
       Preferred Stock                                                                 -     7,626,000              -
     Beneficial conversion feature on convertible promissory notes payable     3,828,000     2,548,000      1,595,000
     Cancellation of capital lease obligations                                 3,600,000     7,193,000              -
     Estimated value of warrants issued to customer                              571,000       449,000              -
     Estimated value of warrants issued to underwriters                                -     2,226,000              -
     Conversion of Preferred Stock into Common Stock                                   -     4,678,000        855,000
     Property and equipment acquired under capital lease                         720,000     5,092,000      1,481,000
     Conversion of convertible debentures to common stock                              -             -      5,897,000
     Dividends on preferred stock paid in common stock                                 -             -         22,000
     Unearned stock-based compensation                                                 -             -      2,073,000
     Conversion of advanced payment to preferred stock                                 -     3,559,000              -

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

The Company restructured its operations, closing a number of remote divisions and implementing a 20% work force reduction for the year ended September 30, 2001. Restructuring charges consisted principally of severance payments to former officers and executives and operational and administrative employees of APPIANT NA. A total of 63 employees were terminated during fiscal year 2001 and a total restructuring charge of $363,000 was paid, expensed and included in selling, general and administrative expenses.

The Company also has a Canadian subsidiary, which facilitates the sale of APPIANT NA's voice processing and multimedia messaging equipment and integration services.

BASIS OF PRESENTATION

The consolidated financial statements of the Company and its Subsidiaries contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company recorded a net loss of $15.3 million for fiscal year 2002 and also sustained significant losses for the fiscal years ended 2001 and 2000. At September 30, 2002, the Company has negative working capital of $24.2 million and an accumulated deficit of $80.3 million. Additionally, substantially all the Company's liabilities are in default. As a result, the Company will need to generate significantly higher revenue to reach profitability as the organization of the new inUnison(TM) portal business is built. There remains significant uncertainly, however, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                                              FISCAL YEARS
                                              -------------------------------------------
                                                  2002           2001           2000
                                              -------------  -------------  -------------
Net loss                                      $(15,342,000)  $(26,497,000)  $(12,844,000)
Preferred stock dividends                                -     (7,626,000)       (22,000)
                                              -------------  -------------  -------------

Net loss attributable to common
  stockholders                                $(15,342,000)  $(34,123,000)  $(12,866,000)
                                              =============  =============  =============

Weighted average shares used in net loss per
  share calculation                             16,295,947     14,687,363     10,302,900
                                              =============  =============  =============

Anti-dilutive securities:
  Convertible preferred stock                      253,000        253,000              -
  Options and warrants to purchase
   common stock                                 10,352,823      7,418,000      4,888,500
  Additional shares issuable as
   consideration in connection with
   acquisitions                                    410,043        250,000        250,000
  Convertible promissory notes payable          18,977,647      1,605,000              -
                                              -------------  -------------  -------------

Anti-dilutive securities not included
in net loss per share calculation             $ 29,927,513   $  9,526,000   $  5,138,500
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

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

The effect of the accounting change on income as previously reported for 2001, and to the balance sheet accounts at September 30, 2001, including Stockholders' equity, is:

                                As Previously
                                   Reported      As Restated
                                --------------  -------------
September 30, 2001:
Net loss                         ($29,929,000)  ($26,497,000)
Net loss available to
  Common Stockholders            ($37,555,000)  ($34,123,000)
Basic and diluted net loss per
  Common share                         ($2.56)        ($2.32)
Comprehensive loss               ($30,035,000)   (26,603,000)

Additional Paid in Capital         80,657,000     75,810,000
Accumulated Deficit               (68,364,000)   (64,932,000)
Total Stockholders' Equity         11,587,000     10,174,000

Accounts Receivable                 1,123,000      1,200,000
Prepaids                              418,000        856,000
Accounts Payable                    8,834,000      9,344,000
Debentures                          2,700,000      1,496,000
Warrant Liability                   1,818,000      4,430,000

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
                                                                ============  ===========

Depreciation and amortization expense was $1,946,000, $2,673,000 and $650,000 for fiscal years 2002, 2001 and 2000, respectively.

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
                                          ========  ==========

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

ACCRUED LIABILITIES

                       SEPTEMBER 30,
                  ----------------------
                     2002        2001
                  ----------  ----------

Accrued payroll   $1,146,000  $1,145,000
Accrued expenses     335,000     954,000
Accrued interest   1,815,000     496,000
Other             (8,933,001)    617,000
                  ----------  ----------

                  $        -  $3,212,000
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


6.   CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable is as follows:

                             September 30,    September 30,
                                 2002             2001
                            ---------------  ---------------
    Notes Payable:
      Face amount           $   11,803,000   $    5,100,000
      Discount                  (2,367,000)      (3,225,000)
                            ---------------  ---------------

                                 9,436,000        1,875,000
      less current portion      (9,436,000)      (1,496,000)
                            ---------------  ---------------

                            $            -   $      379,000
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

In conjunction with the $2,500,000 Note dated March 21, 2001, the Company issued warrants to purchase 462,963 shares of its common stock at an exercise price of $2.70 per share with a term of 7 years (see Note 11). The estimated value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of seven years, a risk free interest rate of 4.87% , a dividend yield of 0% and volatility of 141%. The allocation of note proceeds to the warrant was recorded as additional paid-in capital (and subsequently transferred to warrant liability) and a discount on the $2,500,000 Note and accreted over the note maturity period as non-cash interest expense in the fiscal year 2001. In addition, as a result of the beneficial conversion feature described above for the $2,500,000 Note, the Company recorded
$1,327,000 as additional paid in capital, which was recorded as a discount on $2,500,000 Notes and was accreted over its maturity period as non-cash interest expense in the fiscal years 2002 and 2001.

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

Future minimum rental payments under operating leases as of September 30, 2002 are as follows:


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

The following table summarizes transactions pursuant to the Company's Plans:

                               Weighted Average
                               Option Price Per     Options
                                     Share        Outstanding
                               -----------------  ------------
      December 31, 1997              $      3.16    1,133,400
      Granted                               2.05      258,000
      Canceled                              2.69     (186,900)
                                                  ------------

      SEPTEMBER 30, 1998                    3.00    1,204,500
      Granted                               1.33    1,402,700
      Canceled                              2.91   (1,151,400)
                                                  ------------

      SEPTEMBER 30, 1999                    1.51    1,455,800
      Granted                               9.14    2,265,000
       Exercised                            1.40     (390,600)
       Canceled                             1.89     (201,900)
                                                  ------------

       SEPTEMBER 30, 2000                   7.03    3,128,300
       Granted                              6.91    2,323,700
       Exercised                            1.47     (218,900)
       Canceled                             9.74   (2,044,100)
                                                  ------------
       SEPTEMBER 30, 2001                   5.58    3,189,000

       Granted                              1.87      846,000
       Exercised                              --           --
       Canceled                             4.88   (2,343,000)
                                                  ------------
       SEPTEMBER 30, 2002            $      4.66    1,692,000
                                                  ============

      ----------------------------
      OPTIONS EXERCISABLE AT:
      September 30, 2002             $      4.66    1,039,460
      September 30, 2001             $      6.18      856,240
      September 30, 2000             $      1.86      256,600

At September 30, 2002, 2001, and 2000, 1,866,100, 227,000 and 871,700 shares of common stock, respectively, were available for grant under the Plans.

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

The following table summarizes information about stock options outstanding and exercisable at September 30, 2002:

                                                        OPTIONS CURRENTLY
             OPTIONS OUTSTANDING                            EXERCISABLE
             -------------------                            -----------
                                WEIGHTED
                                AVERAGE
                               REMAINING   WEIGHTED                WEIGHTED
                  NUMBER OF   CONTRACTUAL   AVERAGE                 AVERAGE
EXERCISE           SHARES       LIFE IN    EXERCISE     NUMBER     EXERCISE
PRICE            OUTSTANDING     YEARS       PRICE    EXERCISABLE    PRICE
---------------  -----------  -----------  ---------  -----------  ---------
1.13 -  $2.20       554,500          7.6  $    1.35      375,021  $    1.17
2.21  - $4.40       301,770          8.3  $    2.99       98,801  $    3.20
4.41  - $5.00       302,999          8.5  $    4.52      234,658  $    4.53
5.01  - $8.75       503,555          7.9  $    8.76      314,418  $    8.77
8.76  - $17.00       29,166          8.0  $   15.56       16,562  $   15.33
                 -----------                          -----------
                   1,691,990                            1,039,460
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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards, the Company's net loss attributable to common stockholders would have been increased to the pro forma amounts indicated below:

                                             YEARS ENDED SEPTEMBER 30,
                                    -------------------------------------------
                                        2002            2001            2000
                                    -------------------------------------------
   Net loss attributable to common
    stockholders:
     As reported                    $(15,771,000)  $(34,105,000)  $(12,844,000)
     Pro forma                      $(16,271,000)  $(37,497,000)  $(15,703,000)
   Net loss per share attributable
    to common stockholders--basic
     and diluted:
     As reported                    $      (0.97)  $      (2.32)         (1.25)
     Pro forma                      $      (1.00)  $      (2.55)         (1.52)

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
                            ==========

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

STOCK-BASED COMPENSATION

In connection with stock option grants to employees to purchase 527,000 shares of the Company's Common Stock during fiscal year 2000, the Company recognized $2,073,000 of unearned stock-based compensation for the excess of the fair market value of the shares of common stock subject to such options over the exercise price of the options at the date of grant. Such amounts are included in stockholders' equity and are being amortized over the vesting period of generally four years. In 2001, the Company recorded a net benefit of $1,520,000 in connection with unearned stock-based compensation charges associated with employees who were terminated during 2001. The Company recorded unearned stock-based compensation amortization expense of $104,000, $91,000 and $61,000 for fiscal year 2002, 2001 and 2000, respectively.

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


13.  INCOME  TAXES

Income taxes are summarized below:

                                                          FISCAL YEAR
                                               ---------------------------------------
                                                  2002        2001           2000
                                               ---------------------------------------
     Current:
       U.S. federal                            $          -   $          -   $          -
       Foreign                                       91,000        279,000        250,000
       State                                              -              -         17,000
                                               -------------  -------------  -------------

           Total Current                             91,000        279,000        268,000
                                               -------------  -------------  -------------

     Deferred:
       U.S. federal                                       -              -              -
       Foreign                                            -              -              -
       State                                              -              -              -
                                               -------------  -------------  -------------

           Total deferred                                 -              -              -
                                               -------------  -------------  -------------

     Total provision for income taxes          $     91,000   $    279,000   $    268,000
                                               =============  =============  =============

The Company's net loss is taxable as follows:

                                                              FISCAL YEAR
                                               -------------------------------------------
                                                    2002           2001           2000
                                               -------------------------------------------

     Continuing operations:
          United States                        $(14,771,000)  $(30,723,000)  $(13,645,000)
          Foreign                                  (571,000)     1,073,000      1,069,000
                                               -------------  -------------  -------------

                                               $(15,342,000)  $(29,650,000)  $(12,576,000)
                                               =============  =============  =============

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

Tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows:

                                                      FISCAL YEAR
                                           -------------------------------------
                                              2002        2001          2000
                                           -------------------------------------
Net operating loss carryforward            $15,836,000   $10,784,000   $ 4,073,000
Reserve and accrued liabilities                348,000     1,700,000     1,598,000
Tax Credits                                    105,000       105,000       105,000
Accumulated depreciation and amortization    1,587,000       327,000             -
                                           ------------  ------------  ------------

                                            17,876,000    12,916,000      5,776000
Capitalized Software                        (2,798,000)   (3,853,000)   (2,798,000)
Accumulated Depreciation and amortization            -             -      (108,000)
                                           ------------  ------------  ------------

                                            (2,798,000)   (3,853,000)   (2,906,000)
Net total deferred assets/liabilities       15,078,000     9,063,000     2,870,000
                                           ------------  ------------  ------------

Valuation allowance                        (15,078,000)   (9,063,000)   (2,870,000)
                                           ------------  ------------  ------------

                                           $         -   $         -   $         -
                                           ============  ============  ============

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

                                                   FISCAL YEAR
                                       --------------------------------------
                                          2002        2001           2000
                                       ------------  -------------  ------------
     Federal tax                       $(5,185,000)  $(10,446,000)  $(4,276,000)
     State tax                                   -              -        12,000
     Foreign taxes                          91,000        279,000       250,000
     Goodwill amortization               1,491,000        624,000        98,000
     Stock-based compensation charges       35,000         31,000     1,379,000
     Changes in valuation allowance      4,597,000      7,121,000     3,294,000
     Impairment charges                 (1,245,000)     1,247,000             -
     Interest charges on warrant           280,000      1,362,000             -
     Other                                  27,000         62,000      (490,000)
                                       ------------  -------------  ------------

                                       $    91,000   $    279,000   $   267,000
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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

FISCAL YEAR 2002 AND AT SEPTEMBER 30, 2002

(in thousands)                     APPIANT NA    INFOTEL    OTHER (1)       TOTAL
                                  ------------  ----------  ----------  ------------

Net sales to external customers   $ 2,166,000   $9,646,000               11,812,000
Net income (loss)                 (14,771,000)    (571,000)             (15,342,000)
Interest income (2)                   365,000       47,000                  412,000
Interest expense                   (6,019,000)                           (6,019,000)
Tax expense                                 -      (91,000)                 (91,000)
Total assets                       27,013,000    3,220,000               30,233,000
Property and equipment, net         2,627,000      232,000                2,859,000
Depreciation and Amortization      (4,378,000)    (168,000)              (4,546,000)

                   APPIANT TECHNOLOGIES INC. AND SUBSIDIARIES

FISCAL YEAR 2001 AND AT SEPTEMBER 30, 2001

(in thousands)                                APPIANT NA      INFOTEL      OTHER (1)        TOTAL
                                             -------------  ------------  ------------  -------------
Net sales to external customers              $  8,291,000   $13,085,000   $   372,000   $ 21,748,000
Net income (loss)                             (15,757,000)      712,000    (5,964,000)   (21,009,000)
Interest income (2)                               129,000       136,000             -        265,000
Interest expense                               (8,732,000)      (70,000)    3,432,000     (5,370,000)
Tax expense                                             -      (279,000)            -       (279,000)
Total assets                                   23,673,000     9,939,000     7,268,000     40,880,000
Property and equipment, net                     4,690,000       398,000       293,000      5,381,000
Depreciation and Amortization                    (646,000)     (380,000)   (1,647,000)    (2,673,000)

FISCAL YEAR 2000 AND AT SEPTEMBER 30, 2000
(in thousands)                                APPIANT NA      INFOTEL       OTHER (1)       TOTAL
                                             -------------  ------------  ------------  -------------

Net sales to external customers              $ 13,979,000   $11,550,000   $         -   $ 25,529,000
Net income (loss)                              (5,700,000)      432,000    (7,576,000)   (12,844,000)
Interest income(2)                                 20,000       153,000        44,000        217,000
Interest expense                                 (441,000)            -    (1,866,000)    (2,307,000)
Tax expense                                       (18,000)            -             -       (268,000)
Total assets                                   15,801,000      (332,000)   15,548,000     38,785,000
Property and equipment, net                     2,336,000        78,000       308,000      3,395,000
Depreciation and Amortization                    (732,000)      (12,000)     (166,000)    (1,395,000)

(1) Other includes corporate expenses. Additionally, management reports goodwill for Infotel in total assets.
(2)  Intercompany interest is eliminated.

15. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                         Quarter Ended
                                                                       --------------------------------------------------
                                                                       12/31/2001    3/30/2002    6/30/2002    9/30/2002
                                                                       -----------  -----------  -----------  -----------
Net Revenue                                                             3,383,000    2,436,000    2,693,000    3,300,000
Gross profit                                                            1,115,000     (575,000)  (1,319,000)    (837,000)
Net income/loss, as reported                                              204,000   (5,570,000)  (7,347,000)  (2,629,000)

Adjustments:(1)                                                        (2,375,000)   3,405,000    3,501,000   (4,531,000)

Net income/loss (restated)                                             (2,171,000)  (2,165,000)  (3,846,000)  (7,160,000)


 Basic and diluted net loss per common share, as reported                    0.01        (0.34)       (0.45)       (0.19)
 Basic and diluted net loss per common share, restated                      (0.14)       (0.13)       (0.25)       (0.08)


                                                                                         Quarter Ended
                                                                       ---------------------------------------------------
                                                                       12/31/2000    3/31/2001    6/30/2001     9/30/2001
                                                                       -----------  -----------  ------------  -----------
Net Revenue                                                             6,115,000    6,500,000     6,124,000    3,009,000
Gross profit                                                            1,754,000    1,426,000       565,000      457,000
Net income/loss, as reported                                           (3,981,000)  (5,911,000)  (15,577,000)  (1,028,000)

Adjustments:(1)                                                        (2,261,000)  (1,095,000)    3,842,000     (486,000)

Net income/loss (restated)                                             (6,242,000)  (7,006,000)  (11,735,000)  (1,514,000)


 Basic and diluted net loss per common share, as reported                   (0.32)       (0.43)        (1.05)       (0.06)
 Basic and diluted net loss per common share, restated                      (0.50)       (0.51)        (0.79)       (0.09)

(1) As noted in Note 2 to the accompanying financial statements, previous periods have been restated to correct various errors as relate to the classification and valuation of warrant liability. The above adjustments reflect these corrections.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Board of Directors
Appiant Technologies, Inc.


In connection with our audit of the consolidated financial statements of Appiant Technologies, Inc., referred to in our report dated February 14, 2003, which is included in the annual report on Form 10-K, we have also audited
Schedule II for the year ended September 30, 2002 and September 30, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/  Stonefield Josephson, Inc.
Santa  Monica, California
February 14, 2003

                                  SCHEDULE II


                            Appiant Technologies Inc.


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FISCAL YEARS 1999, 2000 AND 2001


Column A                   Column B      Column C      Column D     Column E
------------------------  -----------  ------------  ------------  -----------

                                  Additions
                                 Charged to
                            Balance      Revenues     Write-offs   Balance at
                           Beginning    and Costs        and         End of
Description                of Period   and Expense    Deductions     Period
------------------------  -----------  ------------  ------------  -----------
     2000
---------

Allowance for Doubtful
  Accounts                $   158,000  $    411,000  $  (167,000)  $   402,000

Valuation Allowance on
  Deferred Tax Assets     $ 3,576,000  $          -  $   706,000   $ 2,870,000

Provision for excess and
  Obsolete inventory      $   119,000  $     44,000  $   (62,000)  $   101,000

     2001
---------

Allowance for Doubtful
  Accounts                $   402,000  $    622,000  $  (689,000)  $   335,000

Valuation Allowance on
  Deferred Tax Assets     $ 2,870,000  $  6,193,000  $         -   $ 9,063,000

Provision for excess and
  Obsolete inventory      $   101,000  $    397,000  $  (357,000)  $   141,000

     2002
---------

Allowance for Doubtful
  Accounts                $   335,000  $         --  $  (272,000)  $    63,000

Valuation Allowance on
  Deferred Tax Assets     $ 9,063,000  $  6,015,000  $        --   $15,078,000

Provision for excess and
  Obsolete inventory      $   141,000  $    200,000  $        --   $   341,000